Form 10QSB
period 1995-03-31
NORTHERN EMPIRE BANCSHARES
filed 1995-05-11
CIK 746253

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File Number 2-91196

NORTHERN EMPIRE BANCSHARES
(Exact name of registrant as specified in its charter)

California                                                  94-2830529
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification No.)

801 Fourth Street, Santa Rosa, California  95404
(Address of principal executive  offices) (Zip code)

Registrant's telephone number, including area code    707-579-2265

NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:  Common Stock, no par value
Outstanding shares as of April 28, 1995 :     1,322,299
Transitional Small Business Disclosure Format (check one):  Yes  No  X

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
                                                                       March 31,      December 31,
ASSETS                                                                   1995             1994

Cash and equivalents:
Cash and due from banks                                               $6,422,000       $6,042,000
Federal funds sold                                                    15,276,000       11,924,000
Total cash and equivalents                                            21,698,000       17,966,000

Certificates of deposits in other financial institutions               5,040,000        6,231,000

Investment securities
(market value: 1995 - $3,099,000; 1994 - $3,060,000)                   3,102,000        3,072,000
Loans held for sale                                                    9,006,000        3,831,000
Loans receivable, net                                                 90,761,000       86,285,000
Leasehold improvements and equipment, net                                626,000          677,000
Accrued interest receivable and other assets                           4,016,000        3,714,000
Total assets                                                        $134,249,000     $121,776,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                            $123,053,000     $111,083,000
Accrued interest payable and other liabilities                           370,000          494,000
Total liabilities                                                    123,423,000      111,577,000

Shareholders' equity:
Common stock, no par value; authorized, 20,000,000 shares;
shares issued and outstanding, 1,320,157 in 1995 and
1,253,350 in 1994                                                      6,807,000        6,489,000
Retained earnings                                                      4,019,000        3,710,000
Total shareholders' equity                                            10,826,000       10,199,000

Total liabilities and shareholders' equity                          $134,249,000     $121,776,000

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
                                                                March 31,      March 31,
                                                                  1995           1994
Interest income:
Loans                                                          $2,457,000     $1,925,000
Certificates of deposits in other financial institutions           78,000         34,000
Federal funds sold and investment securities                      127,000         91,000
Total interest income                                           2,662,000      2,050,000

Interest expense                                                1,037,000        657,000

Net interest income before provision for loan losses            1,625,000      1,393,000

Provision for loan losses                                          60,000         90,000

Net interest income after provision for loan losses             1,565,000      1,303,000

Other income:
Service charges on deposits                                        90,000         97,000
Gain on sale of loans                                             261,000        273,000
Other                                                             119,000         64,000
Total other income                                                470,000        434,000

Other expenses:
Salaries and employee benefits                                    757,000        643,000
Occupancy                                                         181,000        153,000
Furniture & equipment                                              74,000         91,000
Outside customer services                                          68,000         67,000
Deposit and other insurance                                        87,000         80,000
Professional fees                                                  32,000         38,000
Advertising & business development                                 82,000         52,000
Other                                                             218,000        170,000
Total other expenses                                            1,499,000      1,294,000

Income before income taxes                                        536,000        443,000
Provision for income taxes                                        227,000        183,000

Net income                                                       $309,000       $260,000
Common stock earnings per share data:
Net income                                                          $0.24          $0.23
Average common shares outstanding for net income per
share calculation                                               1,288,393      1,142,680

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                March 31,      March 31,
                                                                  1995           1994
Cash flows from operating activities:
Net income                                                       $309,000       $260,000
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Provision for loan losses                                          60,000         90,000
Depreciation and amortization                                      59,000         85,000
(Increase) decrease in loans held for sale                     (5,175,000)    (3,171,000)
Increase in interest receivable and other assets                 (302,000)      (234,000)
Increase in accrued interest payable and
other liabilities                                                (124,000)       229,000
Net cash (used in) provided by operating activities            (5,173,000)    (2,741,000)

Cash flows from investing activities:
Net (increase) decrease in investment securities                  (30,000)        (4,000)
Net decrease in deposits in other financial institutions        1,191,000         99,000
Net (increase) in loans receivable                             (4,536,000)       (84,000)
Purchase of leasehold improvements and equipment, net              (8,000)       (48,000)
Investment in other real estate owned                                   0         52,000
Net cash used in investing activities                          (3,383,000)        15,000

Cash flows from financing activities:
Net increase in deposits                                       11,970,000      9,501,000

Stock options exercised                                           318,000         71,000
Net cash provided by financing activities                      12,288,000      9,572,000

Net increase in cash and cash equivalents                       3,732,000      6,846,000

Cash and cash equivalents at beginning of year                 17,966,000     16,407,000

Cash and cash equivalents at end of year                      $21,698,000    $23,253,000

Other cash flow information:
Interest paid                                                  $1,027,000       $661,000
Income taxes paid                                              $  127,000             $0


Northern Empire Bancshares and Subsidiary
Notes to Consolidated Financial Statements
March 31, 1995

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at March 31, 1995 and the results of operations for the three months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompany unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1994 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the operating results through December 31, 1995.

Note 2 - New Accounting Pronouncements

In May, 1993, the Financial Accounting Standards Board issued statement #114 as amended by statement #118, which requires recognition of impairment of contractual loan obligations when it is probable that both principal and interest are not collectable under the contractual terms of the loan agreement. SFAS #114 and #118 have been adopted by the Corporation's for the 1995 fiscal year. It has not had a material impact on the Corporation or the Bank.

Note 3 - Net Income per Common Share

Net income per share is calculated by using the weighted average number of common shares outstanding during the period.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Northern Empire Bancshares (the "Corporation") is the bank holding company of Sonoma National Bank (the "Bank"). Since the principal business of the Corporation is the Bank, the following discussion pertains mainly to the Bank.

Total consolidated assets equalled $134,249,000 at March 31, 1995 compared to $121,776,000 at December 31, 1994. The majority of the increase in assets occurred in loans held for investments, loans held for sale and Federal funds sold. The asset growth was funded through an increase in deposits of approximately $12 million.

The operations for the first quarter of 1995 resulted in net income after tax of $309,000 as compared to the first quarter of last year which resulted in net income of $260,000.

Net Interest Income

Net interest income of $1,625,000 for the first quarter of 1995 increased 16.7% from $1,393,000 for the comparable period last year. The increase in net interest income resulted primarily from volume increases of $12.7 million in average earning assets. The net interest margin which increased from 5.59% in the first quarter of 1994 to 5.77% in the first quarter of 1995 also had a positive impact on the net interest margin.

In March 1994, the Federal Reserve Bank started to increase the Fed Funds Rate. The prime lending rate had been 6% since July 1992; however, since March 1994 the Fed Funds rate and the Prime Rate has increased six times. The prime lending rate increased 300 basis points during this period. During the first quarter of 1995, the prime rate increased 50 basis points.

The Bank is considered asset sensitive and has benefited from these rate increases since more of its assets reprice at a faster rate than deposits. Of the Bank's loan portfolio totalling $103 million at March 31, 1995, 89% of the loans are floating rate loans. Approximately $41 million are prime-based loans, of which $14 million reprice immediately and $24 million reprice on a quarterly basis. The Bank has approximately $38 million in the loan portfolio which is periodically adjustable (generally every six months) based upon the Eleventh District's cost of funds index. This index was 3.71% in March 1994 and increased to 4.93% in March 1995. The overall impact of the rate increases has been to increase the yield on earning assets from 8.23% for the first quarter of 1994 to 9.49% in 1995.

The increase in interest income has been offset by a comparable increase in interest expense, which increased from $657,000 in the first quarter of 1994 to $1,037,000 in the first quarter of 1995. A major factor was the increase of $12 million in average interest bearing deposits when comparing the first quarter of 1994 to 1995. The cost of interest bearing deposits has also increased significantly during the quarter from 3.32% last year to 4.56% in 1995. The increase in the average cost of funds was similar to the increase in yield on earning assets. The rising interest rate environment and competition for deposits have resulted in the higher deposit costs. The increase in time certificates (see "Deposits"), which bear higher interest rates, by $12 million during the quarter has increased the average cost of funds.

Other Income

Other income increased 8% when comparing the first quarter of 1995 to the same period last year. Gains on sale of loans decreased from $273,000 in 1994 to $261,000 in 1995 because of the drop in mortgage refinance market ($40,000 in gains in 1994 versus $2,000 this quarter). Gains on sale of Small Business Administration (SBA) loans equalled $260,000 in the first quarter of 1995 compared to $233,000 in first quarter of 1994. The SBA servicing fees have increased due to the growth in the portfolio of SBA loans serviced and equalled $87,000 in the first quarter this year compared to $49,000 for the same period of 1994.

With the increase in residential loan rates, the volume of mortgage refinance and home sales declined to such a level that the Bank stopped actively marketing its residential mortgage product. Members of the residential mortgage loan staff were either laid off or reassigned to other job duties.

Service charges have declined due to the increase in earning credits on analysis customers accounts and the drop in average balances held by title companies which have had lower balances due to the reduced level of refinance activity in their business. The majority of this income results from service charges on deposit accounts, especially demand accounts. The Bank utilizes analysis for many of the large business customers, and thereby, reduces income from service charges and increases interest income in the federal funds area, as customers keep the required balances in their accounts to cover the services they receive. Title companies are analysis customers.

Non-Interest Expenses

The Bank's operating expenses increased by 16% over the first quarter of 1994 to $1,499,000 in the first quarter of 1995. Salaries and benefits increased 18% due to the addition of seven new employees (SBA staff additions), annual salary increases and increased employee benefits costs. Occupancy expenses increased 18% due the leasing of additional space for the SBA lending functions in San Francisco, Fresno, Hollister, Ukiah and Tucson, AZ. Equipment costs declined 19% due to the reduction in depreciation of the data processing equipment which is now fully amortized. Deposit insurance has increased due to the higher level of deposits. Advertising and marketing costs vary significantly based upon the marketing activities and needs of the Bank. The time certificate promotion was heavy advertised and the Bank was a major contributor to the Human Race during the first
quarter of 1995 which increased our costs.   Professional expenses
have declined due to the lower level of legal activity on problem loans. Other expenses which include: stationery & supplies, telephone, postage, loan expenses, director fees, dues and subscriptions, automobile costs and others increased as a result of the Bank's growth in staff and the cost associated with the increased volume of loans and deposits.

The total non interest expenses for the SBA lending department for the first quarter was approximately $327,000 ($187,000 in personnel costs, $55,000 in occupancy and equipment expenses, $28,000 in marketing/business development) compared to $182,000 for the first quarter of 1994. The increase in SBA costs relate to the continued expansion of the SBA department. The SBA department as added six new employees, opened a new regional office and has double their loan portfolio.

The operating expenses for the Windsor Branch, which opened in July of 1993, totalled $58,000 for the first quarter of 1995 compared to $51,000 for the same period last year. The Branch has increased their deposit total from $3 million at March 31, 1994 to $7 million at March 31, 1995.

Income Taxes

The effective tax rate approximated 42.1% for the first quarter of 1995 and 42.0% during 1994. The current provision for the first quarter of 1995 was $225,000 versus $183,000 for the same period last year. The increase results from the increase in pre-tax income during the first quarter of 1995 compared to 1994.

Liquidity and Investment Portfolio

Liquidity is a bank's ability to meet possible deposit withdrawals, to meet loan commitments and increased loan demand, and to take advantage of other investment opportunities as they arise. The Bank's liquidity practices are defined in both the Asset and Liability Policy and the Investment Policy. These policies define acceptable liquidity measures in terms of ratios to total assets, deposits, liabilities and capital. As of March 31, 1995, the Bank was in compliance with these policies and specified ratios.

Cash and due from banks, federal funds sold and certificates of deposit totalled $26,738,000 or 19.9% of total assets at March 31, 1995, compared to $24,197,000 or 19.9% of total assets at December 31, 1994. In addition, the bank held at March 31,1995 $3,102,000 in investments (includes $2 million in U.S. Treasuries and one million in a Freddie Mac discount note) which mature within three months. These investments totalled $3,072,000 at year end. The Bank pledges $500,000 of its investment as required by the Federal Tax Regulations. This level of liquidity is similar to the Bank's liquidity position over the last several years, and comparable to financial institutions in its asset size range.

The Bank also has three unused federal funds lines of credit totalling $8,000,000. The Bank feels this amount of liquidity is adequate to meet any cash demands that may arise.

Liquidity is also provided through the sale or participation of loans. During the first quarter of 1995 the Bank sold $3,241,000 in SBA loans (guaranteed portion) compared to $2,659,000 for the same period last year. At March 31, 1995, the Bank held $9 million in SBA loans which could be sold to provide liquidity, if needed.

At present, the Corporation's primary sources of liquidity are from short term investments on its capital, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At March 31, 1995, the Corporation had non-interest and interest bearing cash balances of $630,000 which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the first quarter of 1995, deposits increased 10.8% to $123 million. This increase resulted from two certificate of deposit (CD) campaigns which were offered to new customers at slightly higher than market rates. The first product was a one year time deposit and the second product was an eighteen month time deposit with a one time adjustment, made at the depositor's request, to its rate based upon the 26 week US Treasury Bill rate plus one half of one percent. These promotions increased deposits by approximately $12 million during the first quarter of 1995.

The amounts raised were used to fund loans and the balance invested in short term investments. This additional liquidity will be used to fund projected loan demand during the second and third quarters of this year.

Deposit rates have been increasing. Rates on the various deposit products had been compressed to a very narrow margin, if any, between rates offered on transactions accounts and certificates of deposit
(CDs). With the increasing rate environment, CD rates have increased at a faster pace than interest rates on transaction accounts. This change has resulted in time certificate becoming a more attractive investment option to depositors.

Demand deposits include $46 million in the "Sonoma Investors Reserve" account. This account is a limited transaction account with a floating rate which is tied to the 13 week treasury bill less a margin of 50 basis points. Due to the low rate environment, the rate offered on this account has been very attractive and many of the Bank's customers have moved their funds into this deposit product. New customers have also found this type of deposit preferable due to the immediate availability of the funds versus a time certificate bearing a future maturity; however, with the rise in interest rates depositors may place these funds into a higher yielding investment such as a time deposit.

At the end of March 1995, noninterest bearing deposits equalled $19.5 million compared to $21.2 December 31, 1994. Transaction accounts include balances with title companies. This type of deposit account has greater balance fluctuations than other types of deposits based upon their business activity. During the third quarter of last year one title company which had been holding balances approximating $1.5 million changed their operating procedures on escrow accounts and no longer has these balances on deposit.

At March 31, 1995, certificates of deposits of $100,000 or more equalled $10,695,000 or 8.7% of total deposits versus $8,616,000 or 7.8% of total deposits at December 31, 1994. The holders of these deposits are primarily local customers of the Bank. While these deposits are considered to be rate sensitive, the Bank believes they are stable deposits, as they are obtained primarily from customers with other banking relationships with the Bank. The increase in the balance results from certificate of deposit promotions previously discussed.

The lower interest rate environment and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. With the recent increases in Federal Funds rates and the prime lending rate there has been more pressure to increase rates on deposit accounts and deposit rates have been increasing. The Bank continually monitors competitors rates and strives to be competitive in pricing deposits.

Loans

Total loans held for investment of $90,761,000 increased 5.2% from $86,285,000 at December 31, 1995. The Bank has continued to experience growth and strong loan demand in its SBA lending program. During the first three months of 1995, $11.7 million in loans which were partially guaranteed by the SBA were funded and $3.2 million in SBA guaranteed loans were sold in the secondary market. Loans held for sale include SBA guaranteed loans which could be sold totalling $9 million as of March 31, 1995 versus $3.8 million at year end.

During the past two years, the Bank was very active in residential mortgage refinancing. The Bank originates residential mortgage loans with the intent to sell them to the Federal Home Loan Mortgage Corporation (FHLMC) or outside investors at a price approximating par value. The increasing mortgage rates during 1994 severely impacted the refinance activity. The Bank's mortgage loan sales declined to the level that it was no longer economically feasible to have a designated staff assigned to residential mortgage lending. The Bank continues to offer residential mortgage services on a limited basis. If the market conditions change the Bank may expand its residential mortgage products and services.

The Bank continues to emphasize commercial and real estate lending.
At March 31, 1995, 39% of the loans held for investment were commercial loans and 58% were real estate and construction loans, compared to 39% and 58% respectively at December 31, 1994. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. Real estate construction loans are primarily for single family residences and commercial properties under $1,500,000 located within Sonoma County. Construction loans are made to "owner/occupied" and "owner/users" of the properties and occasionally to developers with a successful history of developing projects in the Corporation's market area. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and market availability of conventional real estate financing to repay such construction loans. As of March 31, 1995, the Bank had $2,045,000 outstanding in construction loan financing. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

The Bank has a small portfolio of consumer loans which equaled 3.3% of the total loan portfolio at March 31, 1995.

Allowance for Loan Losses

The allowance for loan losses equalled $1,413,000 at March 31, 1995 as compared to $1,421,000 at December 31, 1994. At March 31, 1995, the allowance for loan losses equalled 1.5% of total loans (net of loans held for sale) compared to 1.6% at December 31, 1994. The allowance for loan loss is reviewed on a monthly basis and is based on an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved and reserved for according to the risk assessment.

At March 31, 1995 there were six loans on non-accrual which totalled $350,000. There were three loans totalling $27,000 past due 90 days or more, and loans past due 30-89 days totalled $317,000. Many of these loans are secured by real estate or other property. On December 31, 1994, there were five loans on non-accrual totalling $201,000, there were no loans past due 90 or more days, and past due 30-89 days totalled $327,000.

Capital Resources

Pursuant to regulations under FDICIA , five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. These capital levels are summarized below:

                                   Risk-Based          Leverage
FDICIA Capital Levels              Capital Ratios      Capital Ratios

Well-capitalized                   10% or above        5% or above
Adequately-capitalized             8% or above         4% or above
Under-capitalized                  Under 8%            Under 4%
Significantly under-capitalized    Under 6%            Under 3%
Critically under-capitalized       Tangible capital less than 2% of
                                   total assets

At March 31, 1995, the Bank's risk-based capital ratio was 10.6% and leverage capital ratio was 8.3%.

In March 1995, the Corporation declared a $0.20 cash dividend to shareholders of record on April 28, 1995.

SCHEDULES

LOANS HELD FOR INVESTMENT

Maturities and sensitivities of loans held for investment (gross of deferred fees) to changes in interest rates by loan types as of  March 31, 1995 is summarized in the following table:

                                                   Due in over
                               Due in One          One Year but      Due in More
                              Year or Less        Less than Five      than Five              Total
                                                      Years             Years

Commercial                     $8,111,000           $6,776,000       $21,590,000          $36,477,000
Real Estate-Construction        1,505,000              540,000                 0            2,045,000
Real Estate- Other              3,587,000            7,262,000        41,326,000           52,175,000
Installment Loans               1,270,000            1,102,000           680,000            3,052,000
Total                         $14,473,000          $15,680,000       $63,596,000          $93,749,000

Of the total loans due in more than one year $8,112,000 were at fixed interest rates and $71,164,000 were at adjustable interest rates at March 31, 1995. The loan portfolio has no foreign balances.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                        March 31, 1995

Balance - Beginning of Period             $1,421,000
Provision for Loan Losses                     60,000
Charge Offs                                   73,000
Recoveries                                     5,000
Balance - End of the Period               $1,413,000

There were six loans on non-accrual at March 31, 1995 amounting to $350,000 of which $327,000 was secured by real estate collateral.

GAP ANALYSIS
The following schedule represents interest rate sensitivity profile of assets, liabilities and shareholder's equity classified by earliest possible repricing opportunity or maturity date.

                                                              Over           Over          Non-rate
Balance Sheet - March 31, 1995                Through       3 Months        1 Year        Sensitive        Total
(In 000's)                                   3 Months       through        through          or Over
                                                             1 Year        5 Years          5 Years

Assets
Time Deposits-other financial institutions     $1,881        $3,159                                        $5,040
Fed funds sold                                 15,276                                                      15,276
Investment securities                                         2,985                            $117         3,102
Loans and loans held for sale                  52,494        40,458         $6,697            3,106       102,755
Non-interest-earning assets (net)                                                             8,076         8,076
Total Assets                                  $69,651       $46,602         $6,697          $11,299      $134,249

Liabilities & Shareholders Equity
Time Deposits $100,000 and over                $4,250        $5,027         $1,418                        $10,695
All other interest-bearing deposits            69,954        15,843          6,998                         92,795
Non-interest bearing liabilities                                                            $19,933        19,933
Shareholders' Equity                                                                         10,826        10,826
Total Liabilities & Shareholders' Equity      $74,204       $20,870         $8,416          $30,759      $134,249

Interest Rate Sensitivity GAP (1)             ($4,553)      $25,732        ($1,719)        ($19,460)
Cumulative Interest Rate Sensitivity GAP      ($4,553)      $21,179        $19,460               $0

<F1>
(1)  Interest rate sensitivity gap is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.
</F>
The Bank is considered to be asset sensitive.  In a declining interest rate environment there is an immediate negative impact on net interest margin, since more assets reprice quickly to lower rates then liabilities.
In a raising interest rate environment, the Bank's earnings are positively affected immediately.  The Bank continually monitors its interest rate sensitivity as part of the Bank's planning processes.


PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None other than in the ordinary course of business.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On March 30, 1995, a cash dividend of $0.20 per share was declared to shareholders of record on April 28, 1995. The cash dividend will be paid on approximately May 12, 1995.

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits:

10 (a)  Indemnification Agreement between William P. Gallaher and
Northern Empire Bancshares.

27      Financial Data Schedule

b.  Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN EMPIRE BANCSHARES

Date:  May 9, 1995

/s/James B. Keegan Jr.             /s/Patrick R. Gallaher
Director & President               Director & Chief Accounting Officer