Form 10QSB
period 1995-06-30
NORTHERN EMPIRE BANCSHARES
filed 1995-08-09
CIK 746253

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:  Common Stock, no par value Outstanding shares as of
July 31, 1995 :     1,322,299
Transitional Small Business Disclosure Format (check one):  Yes  No  X

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
                                                                June 30,       December 31,
                                                                  1995             1994
ASSETS
Cash and equivalents:
Cash and due from banks                                        $8,710,000       $6,042,000
Federal funds sold                                              4,888,000       11,924,000
Total cash and equivalents                                     13,598,000       17,966,000

Certificates of deposits in other financial institutions        6,624,000        6,231,000
Investment securities - held to maturity
(market value: 1995 - $6,856,000; 1994 - $3,060,000)            6,857,000        3,072,000

Loans held for sale                                            10,501,000        3,831,000
Loans receivable, net                                         102,747,000       86,285,000

Leasehold improvements and equipment, net                         586,000          677,000
Accrued interest receivable and other assets                    4,112,000        3,714,000

Total assets                                                 $145,025,000     $121,776,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                                     $133,704,000     $111,083,000
Accrued interest payable and other liabilities                    378,000          494,000
Total liabilities                                             134,082,000      111,577,000

Shareholders' equity:
Common stock, no par value; authorized, 20,000,000 shares;
shares issued and outstanding, 1,322,299 in 1995 and
1,253,350 in 1994                                               6,817,000        6,489,000
Retained earnings                                               4,126,000        3,710,000
Total shareholders' equity                                     10,943,000       10,199,000

Total liabilities and shareholders' equity                   $145,025,000     $121,776,000

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
                                                                 Three Months Ended                  Six Months Ended
                                                            June 30, 1995  June 30, 1994       June 30, 1995  June 30, 1994
Interest income:
Loans                                                          $2,838,000     $2,074,000          $5,295,000     $3,999,000
Certificates of deposits in other financial institutions           82,000         39,000             160,000         73,000
Federal funds sold and investment securities                      260,000        124,000             387,000        215,000
Total interest income                                           3,180,000      2,237,000           5,842,000      4,287,000

Interest expense                                                1,369,000        728,000           2,406,000      1,385,000
Net interest income before provision for loan losses            1,811,000      1,509,000           3,436,000      2,902,000
Provision for loan losses                                          40,000         90,000             100,000        180,000
Net interest income after provision for loan losses             1,771,000      1,419,000           3,336,000      2,722,000

Other income:
Service charges on deposits                                        93,000        102,000             183,000        199,000
Gain on sale of loans                                             112,000        233,000             373,000        506,000
Other                                                             117,000        118,000             236,000        182,000
Total other income                                                322,000        453,000             792,000        887,000

Other expenses:
Salaries and employee benefits                                    755,000        668,000           1,512,000      1,311,000
Occupancy                                                         171,000        163,000             352,000        315,000
Furniture & equipment                                              71,000         94,000             145,000        184,000
Outside customer services                                          48,000         63,000             116,000        130,000
Deposit and other insurance                                        88,000         81,000             175,000        161,000
Professional fees                                                  38,000         56,000              70,000         94,000
Advertising & business development                                 72,000         75,000             154,000        128,000
Other                                                             185,000        193,000             403,000        364,000
Total other expenses                                            1,428,000      1,393,000           2,927,000      2,687,000

Income before income taxes                                        665,000        479,000           1,201,000        922,000
Provision for income taxes                                        293,000        198,000             520,000        381,000
Net income                                                       $372,000       $281,000            $681,000       $541,000
Common stock earnings per share data:
Net income                                                          $0.29          $0.24               $0.52          $0.47
Average common shares outstanding for net income per
share calculation                                               1,288,393      1,150,136           1,305,170      1,146,429

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  Six Months Ended
                                                            June 30, 1995  June 30, 1994

Cash flows from operating activities:
Net income                                                        $681,000      $541,000
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Provision for loan losses                                          100,000       180,000
Depreciation and amortization                                      114,000       169,000
(Increase) decrease in loans held for sale                      (6,670,000)   (4,075,000)
Increase in interest receivable and other assets                  (398,000)     (300,000)
Increase in accrued interest payable and
other liabilities                                                 (116,000)       93,000
Net cash (used in) provided by operating activities             (6,289,000)   (3,392,000)

Cash flows from investing activities:
(Purchases) of investment securities                            (6,785,000)   (2,945,000)
Maturities of investment securities                              3,000,000     1,500,000
Net decrease in deposits in other financial institutions          (393,000)     (208,000)
Net (increase) in loans receivable                             (16,562,000)   (3,728,000)
Purchase of leasehold improvements and equipment, net              (23,000)      (96,000)
Investment in other real estate owned                                    0       457,000
Net cash used in investing activities                          (20,763,000)   (5,020,000)

Cash flows from financing activities:
Net increase in deposits                                        22,621,000     9,471,000
Payment of cash dividend                                          (265,000)     (207,000)
Stock options exercised                                            328,000        71,000
Net cash provided by financing activities                       22,684,000     9,335,000

Net increase in cash and cash equivalents                       (4,368,000)      923,000

Cash and cash equivalents at beginning of year                  17,966,000    16,407,000

Cash and cash equivalents at end of period                     $13,598,000   $17,330,000

Northern Empire Bancshares and Subsidiary
Notes to Consolidated Financial Statements
June 30, 1995

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at June 30, 1995 and the results of operations for the three and six months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1994 Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the operating results through December 31, 1995.

Note 2 - New Accounting Pronouncements

In May, 1993, the Financial Accounting Standards Board issued statement #114 as amended by statement #118, which requires recognition of impairment of contractual loan obligations when it is probable that both principal and interest are not collectable under the contractual terms of the loan agreement. SFAS #114 and #118 have been adopted by the Corporation for the 1995 fiscal year. It has not had a material impact on the Corporation or the Bank.

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

Total consolidated assets equalled $145,025,000 at June 30, 1995 compared to $121,776,000 at December 31, 1994. The majority of the increase in assets occurred in loans held for investments and loans held for sale. The asset growth was funded through an increase in deposits of approximately $23 million.

The net income after tax for the first six months of 1995 equalled $681,000 compared to $541,000 for the comparable period of 1994, an increase of 26%. The second quarter's net income after tax of $372,000 increased 32% over the second quarter of 1994 when net income equalled $281,000.

Net Interest Income

Net interest income of $1,811,000 for the second quarter of 1995 increased 20% from $1,509,000 for the comparable period last year. The increase in net interest income resulted from volume increases of $25.8 million in average earning assets ($21 million in average loans outstanding). The net interest margin, which decreased from 5.76% in the second quarter of 1994 to 5.49% in the second quarter of 1995, resulted from the higher cost of deposits and the lower loan-to-deposit ratio during the second quarter of 1995.

In March 1994, the Federal Reserve Bank started to increase the Fed Funds Rate. The prime lending rate had been 6% since July 1992; however, since March 1994 the Prime Rate increased six times to a high of 9% and was adjusted downward to 8.75% on July 7, 1995.

The Bank is considered asset sensitive and has benefited from these rate increases since more of its assets reprice at a faster rate than deposits. Of the Bank's loan portfolio totalling $113 million at June 30, 1995, 89% of the loans are floating rate loans. Approximately $49 million are prime-based loans, of which $14 million reprice immediately and $32 million reprice on a quarterly basis. Approximately $43 million of the Bank's loan portfolio is periodically adjustable (generally every six months) based upon the Eleventh District's cost of funds index. This index was 3.67% in June 1994 and increased to 5.14% in June 1995. The overall impact of the rate increases has been to increase the yield on earning assets from 8.51% for the second quarter of 1994 to 9.65% in 1995.

The increase in interest income has been offset by an increase in interest expense, which increased from $728,000 in the second quarter of 1994 to $1,369,000 in the second quarter of 1995. A major factor was the increase of $25 million in average interest bearing deposits when comparing the second quarter of 1994 to 1995. The cost of interest bearing deposits has also increased significantly during the quarter from 3.45% last year to 4.99% in 1995. The increase in the average cost of funds was 40 basis points higher than the increase in yields on earning assets. The rising interest rate environment and competition for deposits have resulted in higher deposit costs. The increase in time certificates (see "Deposits"), which bear higher interest rates, by $17 million during the quarter has increased the average cost of funds.

Other Income

Other income decreased 29% when comparing the second quarter of 1995 to the same period last year. Gains on sale of Small Business Administration (SBA) loans equalled $112,000 in the second quarter of 1995 compared to $233,000 in the second quarter of 1994 due to smaller amount of loans sold. The SBA servicing fees have increased due to the growth in the portfolio of SBA loans serviced and equalled $87,000 in the second quarter this year compared to $60,000 for the same period of 1994.

With the increase in residential loan rates, the volume of mortgage refinance and home sales declined to such a level that the Bank stopped actively marketing its residential mortgage product.

Service charges have declined due to the higher earning credits on analysis customers' balances and the drop in average balances held by title companies due to the reduced level of refinance activity in their business.

Non-Interest Expenses

The Bank's operating expenses increased by 2.5% over the second quarter of 1994 to $1,428,000 in the second quarter of 1995. Salaries and benefits increased 13% due to incentives on SBA loan production, annual salary increases and increased employee benefits costs. Occupancy expenses increased 5% mainly due to increases in lease rates tied to indexes. Equipment costs declined 24% due to the reduction in depreciation of the data processing equipment which is now fully amortized. Deposit insurance has increased due to the higher level of deposits. Advertising and marketing costs vary significantly based upon the marketing activities. Professional expenses have declined due to the lower level of legal activity on problem loans. Other expenses which include: stationery & supplies, telephone, postage, loan expenses, director fees, dues and subscriptions, automobile costs and others decreased 4%.

The total non-interest expenses for the SBA lending department for the second quarter was approximately $340,000 ($205,000 in personnel costs, $45,000 in occupancy and equipment expenses, $18,000 in marketing/business development) compared to $285,000 for the second quarter of 1994. The increase in SBA costs relate to the reduced level of loan sales, since the direct cost associated with a loan are recovered when the loan is sold.

The operating expenses for the Windsor Branch, which opened in July of 1993, totalled $60,000 for the second quarter of 1995 compared to $55,000 for the same period last year. The Branch has increased its deposit total from $4 million at June 30, 1994 to $10.3 million at June 30, 1995.

Income Taxes

The effective tax rate approximated 44% for the second quarter of 1995 and 41% during 1994. The provision for the second quarter of 1995 was $293,000 versus $198,000 for the same period last year. The increase resulted from the increase in pre-tax income during the second quarter of 1995 compared to 1994.

Liquidity and Investment Portfolio

Liquidity is a bank's ability to meet possible deposit withdrawals, to meet loan commitments and increased loan demand, and to take advantage of other investment opportunities as they arise. The Bank's liquidity practices are defined in both the Asset and Liability Policy and the Investment Policy. These policies define acceptable liquidity measures in terms of ratios to total assets, deposits, liabilities and capital. As of June 30, 1995, the Bank was in compliance with these policies and specified ratios.

Cash and due from banks, federal funds sold and certificates of deposit totalled $20,222,000 or 13.9% of total assets at June 30, 1995, compared to $24,197,000 or 19.9% of total assets at December 31, 1994. The decline results from the investment of $4 million for 14 days in US Treasuries which matured in early July. At June 30, 1995 the Bank held a total of $6.7 million in US Treasuries compared to investments totalling $3,072,000 at year end. The Bank pledges $500,000 of its investment as required for Federal Tax Deposits. This level of liquidity is similar to the Bank's liquidity position over the last several years, and comparable to financial institutions in its asset size range.

Liquidity is also provided through the sale or participation of loans. During the second quarter of 1995 the Bank sold $1,603,000 in SBA loans (guaranteed portion) compared to $4,907,000 for the same period last year. At June 30, 1995, the Bank held $10.5 million in SBA loans which could be sold to provide liquidity, if needed.

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

At June 30, 1995, the Corporation had non-interest and interest bearing cash balances of $378,000 which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the second quarter of 1995, deposits increased 8.6% to $133.7 million. This increase resulted from two certificate of deposit (CD) campaigns which were offered to new customers at slightly higher than market rates. The first product was a one year time deposit and the second product was an eighteen month time deposit with a one time adjustment, made at the depositor's request, to its rate based upon the 26 week US Treasury Bill rate plus one half of one percent. These promotions increased deposits by approximately $12 million during the first quarter and $7.4 during the second quarter of 1995. The amounts raised were used to fund loans and the balance invested in short term investments.

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

Demand deposits include $49.6 million in the "Sonoma Investors Reserve" account. This account is a limited transaction account with a floating rate which is tied to the 13 week treasury bill less a margin of 50 basis points. Due to the low rate environment, the rate offered on this account has been very attractive and many of the Bank's customers have moved their funds into this deposit product. New customers have also found this type of deposit preferable due to the immediate availability of the funds versus a time certificate bearing a future maturity; however, with the rise in interest rates depositors may move a portion of these funds into a higher yielding investment such as a time deposit.

At the end of June 1995, non-interest bearing deposits equalled $20 million compared to $21 million at December 31, 1994. Transaction accounts include balances with title companies. This type of deposit account has greater balance fluctuations than other types of deposits based upon their business activity. During the third quarter of last year one title company which had been holding balances approximating $1.5 million with the Bank changed their operating procedures on escrow accounts, and no longer has these balances on deposit.

At June 30, 1995, certificates of deposits of $100,000 or more equalled $14,342,000 or 10.7% of total deposits versus $8,616,000 or 7.8% of total deposits at December 31, 1994. The holders of these deposits are primarily local customers of the Bank. While these deposits are considered to be rate sensitive, the Bank believes they are stable deposits, as they are obtained primarily from customers with other banking relationships with the Bank. The increase in the balance resulted from the certificate of deposit promotions previously discussed.

The lower interest rate environment over the past few years and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. With the recent increases in Federal Funds rates and the prime lending rate there has been more pressure to increase rates on deposit accounts and deposit rates had been increasing during the second quarter. Rates have softened since the reduction in the Fed Funds rate on July 6.
The Bank continually monitors competitors rates and strives to be competitive in pricing deposits.

Loans

Total loans held for investment of $102,747,000 increased 19.1% from $86,285,000 at December 31, 1995. The Bank has experienced growth and loan demand in its commercial loan and SBA lending programs during the second quarter. During the first six months of 1995, $20 million in loans which were partially guaranteed by the SBA were funded and $4.8 million in SBA guaranteed loans were sold in the secondary market. Loans held for sale include SBA guaranteed loans which could be sold totalling $10.5 million as of June 30, 1995 versus $3.8 million at year end.

The Bank continues to emphasize commercial and real estate lending.
At June 30, 1995, 41% of the loans held for investment were commercial loans and 56% were real estate and construction loans, compared to 39% and 58% respectively at December 31, 1994. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. Real estate construction loans are primarily for single family residences and commercial properties under $1,500,000 located within Sonoma County. Construction loans are made to "owner/occupied" and "owner/users" of the properties and occasionally to developers with a successful history of developing projects in the Corporation's market area. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and market availability of conventional real estate financing to repay such construction loans. As of June 30, 1995, the Bank had $2,831,000 outstanding in construction loan financing. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

During 1993 and 1994, the Bank was very active in residential mortgage refinancing. The Bank originated residential mortgage loans with the intent to sell them to the Federal Home Loan Mortgage Corporation (FHLMC) or outside investors at a price approximating par value. The increasing mortgage rates during 1994 severely impacted the refinance activity. The Bank's mortgage loan sales declined to the level that it was no longer economically feasible to have a designated staff assigned to residential mortgage lending. The Bank continues to offer residential mortgage services on a limited basis. While market conditions have improved the Bank has not expanded its residential mortgage products and services; however, it may in the future.

The Bank has a small portfolio of consumer loans which equaled 2.8% of the total loan portfolio at June 30, 1995.

Allowance for Loan Losses

The allowance for loan losses equalled $1,511,000 at June 30, 1995 as compared to $1,421,000 at December 31, 1994. At June 30, 1995, the allowance for loan losses equalled 1.5% of total loans (net of loans held for sale) compared to 1.6% at December 31, 1994. The allowance for loan loss is reviewed on a monthly basis and is based on an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved and reserved for according to the risk assessment.

At June 30, 1995 there were six loans on non-accrual which totalled $383,000. There was one loan totalling $1,000 past due 90 days or more, and loans past due 30-89 days totalled $1,207,000. Many of these loans are secured by real estate or other property. On December 31, 1994, there were five loans on non-accrual totalling $201,000, there were no loans past due 90 or more days, and past due 30-89 days totalled $327,000.

Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At June 30, 1995, the Bank's was considered " well capitalized." The Bank's risk-based capital ratio was 10.3% and leverage capital ratio was 7.5%.

In March 1995, the Corporation declared a $0.20 cash dividend to shareholders of record on April 28, 1995 and paid in May 1995.
SCHEDULES


LOANS HELD FOR INVESTMENT

Maturities and sensitivities of loans held for investment (gross of deferred fees) to changes in interest rates by loan types as of  June 30, 1995 is summarized in the following table:
                                        June 30, 1995       December 31, 1994
Commercial                               $43,347,000        $34,857,000
Real Estate-Construction                   2,831,000          1,701,000
Real Estate- Other                        56,676,000         49,601,000
Installment Loans                          2,989,000          2,965,000
Total                                   $105,843,000        $86,285,000

Of the total loans due in more than one year $8,314,000 were at fixed interest rates and $81,134,000 were at adjustable interest rates at June 30, 1995. The loan portfolio has no foreign balances.


ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                         Quarter Ended     Six Months Ended
                                         June 30, 1995       June 30, 1995
Balance - Beginning of Period             $1,413,000          $1,421,000
Provision for Loan Losses                     40,000             100,000
Charge Offs                                    8,000              81,000
Recoveries                                    66,000              71,000
Balance - End of the Period               $1,511,000          $1,511,000

There were six loans on non-accrual at June 30, 1995, amounting to $383,000, of which $313,000 were secured by real estate collateral.




GAP ANALYSIS

The following schedule represents interest rate sensitivity profile of assets, liabilities and shareholder's equity classified by earliest possible repricing opportunity or maturity date.
                                                              Over           Over          Non-rate
Balance Sheet - June 30, 1995                Through       3 Months        1 Year         Sensitive        Total
(In 000's)                                   3 Months       through        through          or Over
                                                             1 Year        5 Years          5 Years

Assets
Time Deposits-other financial institutions     $1,386        $5,238                                        $6,624
Fed funds sold                                  4,888                                                       4,888
Investment securities                           5,976                         $764             $117         6,857
Loans and loans held for sale                  35,388        70,997          6,846            2,801       116,032
Non-interest-earning assets (net)                                                            10,624        10,624

Total Assets                                  $47,638       $76,235         $7,610          $13,542      $145,025

Liabilities & Shareholders Equity
Time Deposits $100,000 and over                $5,270        $5,931         $3,141                        $14,342
All other interest-bearing deposits            69,369        19,832         10,118                         99,319
Non-interest bearing liabilities                                                            $20,421        20,421
Shareholders' Equity                                                                         10,943        10,943

Total Liabilities & Shareholders' Equity      $74,639       $25,763        $13,259          $31,364      $145,025

Interest Rate Sensitivity GAP (1)            ($27,001)      $50,472        ($5,649)        ($17,822)
Cumulative Interest Rate Sensitivity GAP     ($27,001)      $23,471        $17,822               $0
<F1>
(1)  Interest rate sensitivity gap is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.
</F>

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None other than in the ordinary course of business.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Corporation was held on May 16, 1995. The following directors were re-elected.

                         For       Against   Withheld  Percent
Patrick R. Gallaher      951,270   0         4,305     72.1
William P. Gallaher      951,270   0         4,305     72.1
William E. Geary         951,270   0         4,305     72.1
Robert V. Pauley         951,270   0         4,305     72.1
James B. Keegan, Jr.     951,270   0         4,305     72.1
Dennis R. Hunter         951,270   0         4,305     72.1

All Board members from the previous year were re-elected. No other matters were voted on at this meeting.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits:

(3) (a)  Articles of Incorporation of the Corporation (filed as
Exhibit 3.1 to the Corporation's S-1 Registration Statement, filed May 18, 1984 and incorporated herein by this reference).

  (b) Certificate of Amendment to Articles of Incorporation, filed January 17, 1989 (filed as exhibit (3)(b) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1988 and incorporated herein by this reference).

  (c) Bylaws of the Corporation, as amended (filed as Exhibit 3.2 to the Corporation's S-2 Registration Statement, File No. 33-51906 filed September 11, 1992 and incorporated herein by this reference).

  (d) Amendment to the Bylaws of the Corporation and revised Bylaws (filed as Exhibit (3)(d) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1994 and incorporated herein by this reference).

(10)(a) Lease for Bank Premises at 801 Fourth Street, Santa Rosa, California (filed as Exhibit 10.1 to Amendment No. 1 to the
Corporation's S-1 Registration Statement, filed June 23, 1984, and incorporated herein by this reference).

  (b)* Stock Option Plan (filed as Exhibit 10.2 to the Corporation's S-1 Registration Statement, filed May 18, 1984, and incorporated herein by this reference).

  (c) Lease for Bank Premises at 6641 Oakmont Drive, Santa Rosa, California, dated February 1, 1989 (filed as Exhibit (10)(c) to the Corporation's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1988 and incorporated herein by this reference).

  (d)* Amendment No. 1 to Stock Option Plan (filed as Exhibit (10)(d) to the Corporation's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1989 and incorporated herein by this reference).

  (e) Lease for Administrative Office at 755 Fourth Street, Santa Rosa, California, dated January 10, 1990 (filed as Exhibit (10)(e) to the Corporation's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1989 and incorporated herein by this reference).

  (f)* Amendment No. 2 to Stock Option Plan (filed as Exhibit (10)(f) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1991 and incorporated herein by this reference).

  (g)  Lease for second floor at 755 Fourth Street, Santa Rosa,
California, Dated November 12, 1992 (filed as Exhibit (10)(g) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

  (h)* Indemnification Agreements between James B. Keegan, Jr. and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit
(10)(h) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

  (i)* Indemnification Agreements between Dennis R. Hunter and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit
(10)(i) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

  (j)* Indemnification Agreements between Robert V. Pauley and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit
(10)(j) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

  (k)* Indemnification Agreements between William E. Geary and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit
(10)(k) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

  (l)* Indemnification Agreements between Patrick R. Gallaher and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit
(10)(l) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

  (m)*  Indemnification Agreement between William P. Gallaher and
Sonoma National Bank (filed as Exhibit (10)(m) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December
31,1992 and incorporated herein by this reference).

  (n)*  Indemnification Agreement between Deborah A. Meekins and
Sonoma National Bank (filed as Exhibit (10)(p) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December
31,1992 and incorporated herein by this reference).

  (o)* Executive Salary Continuation Agreement between Deborah A. Meekins and Sonoma National Bank (filed as Exhibit (10)(O) to the
Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1993 and incorporated herein by this reference).

  (p)* Executive Salary Continuation Agreement between David F. Titus and Sonoma National Bank (filed as Exhibit (10)(p) to the
Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1993 and incorporated herein by this reference).

  (q)  Lease for premises in Lakeside Village Shopping Center,
Windsor, California, dated March 1,1993 (filed as Exhibit (10.15) to the Corporation's Amendment No. 1 to Form S-2 Registration Statement, File No. 33-60566, filed May 13, 1993 and incorporated herein by this reference).

  (r)*  Director's Deferred Compensation Plan between Patrick R.
Gallaher and Sonoma National Bank (filed as Exhibit (10)(r) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1994 and incorporated herein by this reference).

  (s)*  Director's Deferred Compensation Plan between William P.
Gallaher and Sonoma National Bank (filed as Exhibit (10)(s) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1994 and incorporated herein by this reference).

  (t)* Director's Deferred Compensation Plan between James B. Keegan, Jr. and Sonoma National Bank (filed as Exhibit (10)(t) to the
Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1994 and incorporated herein by this reference).

  (u)* Director's Deferred Compensation Plan between William E. Geary and Sonoma National Bank (filed as Exhibit (10)(u) to the
Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1994 and incorporated herein by this reference).

*Management contract or compensation plan or arrangement.

(27)(a)  Financial Data Schedule

b.  Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN EMPIRE BANCSHARES

Date:  August 8, 1995

/s/James B. Keegan, Jr.            /s/Patrick R. Gallaher
James B. Keegan, Jr.               Patrick R. Gallaher
Director & President               Director & Chief Accounting Officer