Form 10QSB
period 1995-09-30
NORTHERN EMPIRE BANCSHARES
filed 1995-11-13
CIK 746253

FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

                                      OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to __________

                       Commission File Number 2-91196


                          NORTHERN EMPIRE BANCSHARES
      (Exact name of small business issuer as specified in its charter)

California                                                          94-2830529
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


              801 Fourth Street, Santa Rosa, California  95404
            (Address of principal executive  offices) (Zip code)


       Issuer's telephone number, including area code    707-579-2265


                                    NONE
(Former name, former address and former fiscal year, if changed since last report)


Indicate whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X   No

                    APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common Stock, no par value as of October 31, 1995 :1,322,299 Transitional Small Business Disclosure Format (check one): Yes _____ No X

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                              September 30,             December 31,
                                                       1995                     1994
ASSETS
Cash and equivalents:
Cash and due from banks                         $10,143,000               $6,042,000
Federal funds sold                                2,134,000               11,924,000
Total cash and equivalents                       12,277,000               17,966,000

Certificates of deposits in
other financial institutions                      6,228,000                6,231,000

Investment securities - held to maturity
  (market value: 1995 - $4,881,000;
  1994 - $3,060,000)                              4,882,000                3,072,000
Loans held for sale                              11,481,000                3,831,000
Loans receivable, net                           111,090,000               86,285,000
Leasehold improvements and equipment, net           675,000                  677,000
Accrued interest receivable and other assets      4,197,000                3,714,000

Total assets                                   $150,830,000             $121,776,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                       $138,830,000             $111,083,000
Accrued interest payable and
other liabilities                                   480,000                  494,000
Total liabilities                               139,310,000              111,577,000

Shareholders' equity:
Common stock, no par value; authorized,
20,000,000 shares;shares issued and outstanding:
1,322,299 in 1995 and 1,253,350 in 1994           6,817,000                6,489,000

Retained earnings                                 4,703,000                3,710,000
Total shareholders' equity                       11,520,000               10,199,000

Total liabilities and shareholders' equity     $150,830,000             $121,776,000

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                      Three Months Ended            Nine Months Ended
                                           September 30,                September 30,
                                      1995          1994            1995         1994
Interest income:
Loans                           $3,221,000    $2,199,000      $8,516,000   $6,198,000
Certificates of deposits
 in other
 financial institutions            103,000        50,000         263,000      123,000
Federal funds sold and
  investment securities            184,000       142,000         571,000      357,000
Total interest income            3,508,000     2,391,000       9,350,000    6,678,000

Interest expense                 1,475,000       782,000       3,881,000    2,167,000
Net interest income before
  provision for loan losses      2,033,000     1,609,000       5,469,000    4,511,000

Provision for loan losses           70,000        80,000         170,000      260,000
Net interest income after
  provision for loan losses      1,963,000     1,529,000       5,299,000    4,251,000

Other income:
Service charges on deposits        106,000       105,000         289,000      304,000
Gain on sale of loans              271,000       353,000         644,000      908,000
Other                              122,000        75,000         358,000      208,000
Total other income                 499,000       533,000       1,291,000    1,420,000

Other expenses:
Salaries & employee benefits       834,000       678,000       2,346,000    1,989,000
Occupancy                          171,000       183,000         523,000      499,000
Furniture & equipment               70,000        93,000         215,000      278,000
Outside customer services           55,000        71,000         171,000      201,000
Deposit and other insurance         24,000        87,000         199,000      248,000
Professional fees                   32,000        32,000         102,000      126,000
Advertising & bus. develop.         57,000        90,000         211,000      217,000
Other                              190,000       177,000         593,000      540,000
Total other expenses             1,433,000     1,411,000       4,360,000    4,098,000

Income before income taxes       1,029,000       651,000       2,230,000    1,573,000
Provision for income taxes         453,000       271,000         973,000      652,000

Net income                        $576,000      $380,000      $1,257,000     $921,000

Common stock earnings per share data:
Net income                           $0.44         $0.31           $0.96        $0.79

Average common shares outstanding for
net income/share calculation     1,322,299     1,210,892       1,310,942    1,168,226

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                      Nine Months Ended September 30,
                                                                    1995         1994

Cash flows from operating activities:

Net income                                                    $1,257,000     $921,000
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Provision for loan losses                                        170,000      260,000
Depreciation and amortization                                    166,000      252,000
(Increase) in loans held for sale                             (7,650,000)  (3,852,000)
(Increase) in interest receivable and other assets              (483,000)    (403,000)
Increase (decrease) in accrued interest payable and
  other liabilities                                              (14,000)      63,000
Net cash (used in) provided by operating activities           (6,554,000)  (2,759,000)

Cash flows from investing activities:

(Purchases) of investment securities                         (10,810,000)  (1,961,000)
Maturities of investment securities                            9,000,000      500,000
Net (increase) decrease in deposits in other financial
  institutions                                                     3,000   (1,001,000)
Net (increase) in loans receivable                           (24,975,000)  (5,718,000)
(Purchases) of leasehold improvements & equipment, net          (164,000)    (123,000)
Proceeds on sale of other real estate owned                            0      475,000
Investment in other real estate owned                                  0      (22,000)
Net cash used in investing activities                        (26,946,000)  (7,850,000)

Cash flows from financing activities:

Net increase in deposits                                      27,747,000    8,946,000
Payment of cash dividend                                        (264,000)    (207,000)
Stock options exercised                                          328,000      233,000
Net cash provided by financing activities                     27,811,000    8,972,000

Net increase in cash and cash equivalents                     (5,689,000)  (1,637,000)

Cash and cash equivalents at beginning of year                17,966,000   16,407,000

Cash and cash equivalents at end of period                   $12,277,000  $14,770,000

                  Northern Empire Bancshares and Subsidiary
                  Notes to Consolidated Financial Statements
                              September 30, 1995

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at September 30, 1995 and the results of operations for the three and nine months then ended.

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

The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the operating results through December 31, 1995.

Note 2 - New Accounting Pronouncements

In May, 1993, the Financial Accounting Standards Board issued Statement #114 as amended by statement #118, which requires recognition of impairment of contractual loan obligations when it is probable that both principal and interest are not collectable under the contractual terms of the loan agreement.
SFAS #114 and #118 have been adopted by the Corporation for the 1995 fiscal year. They have not had a material impact on the Corporation or the Bank.

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

Total consolidated assets equalled $150,830,000 at September 30, 1995 compared to $121,776,000 at December 31, 1994. The majority of the increase in assets occurred in loans held for investments and loans held for sale. The asset growth was funded through an increase in deposits of approximately $27.7 million.

The net income after tax for the first nine months of 1995 equalled $1,257,000 compared to $921,000 for the comparable period of 1994, an increase of 36%. The third quarter's net income after tax of $576,000 increased 52% over the third quarter of 1994 when net income equalled $380,000.

Net Interest Income

Net interest income of $2,033,000 for the third quarter of 1995 increased 26% from $1,609,000 for the comparable period last year. The increase in net interest income resulted from volume increases of $31.8 million in average earning assets ($27.7 million in average loans outstanding). The net interest margin equalled 5.72% during the third quarter of 1995. The decrease from 5.85% in the third quarter of 1994 was caused by the higher cost of deposits which rose from 3.59% to 5.02% while yield on earning assets increased to 9.89% in the third quarter of 1995 from 8.71% for the same period last year.

In March 1994, the Federal Reserve Bank started to increase the Fed Funds Rate. The prime lending rate had been 6% since July 1992; however, since March
1994 the Prime Rate increased six times to a high of 9% and was adjusted downward to 8.75% on July 7, 1995 where it has remained through September 30, 1995.

The Bank is considered asset sensitive and has benefited from these rate increases since more of its assets reprice at a faster rate than deposits. Of the Bank's loan portfolio totalling $125.9 million at September 30, 1995, 90% of the loans are floating rate loans. Approximately $61 million are prime-based loans, of which $20 million reprice immediately and $36 million reprice on a quarterly basis. Approximately $50 million of the Bank's loan portfolio is periodically adjustable (generally every six months) based upon the Eleventh District's cost of funds index. This index was 3.86% in September 1994 and has been slowly increasing to 5.13% in September 1995. The overall impact of the rate increases has been to increase the yield on earning assets from 8.71% for the third quarter of 1994 to 9.89% for the same period in 1995.

The increase in interest income has been partially offset by an increase in interest expense ($782,000 in the third quarter of 1994 versus $1,475,000 in the third quarter of 1995). The major factor was the increase of $30 million in average interest bearing deposits when comparing the third quarter of 1994 to 1995. The average cost of interest bearing deposits has increased from 3.59% in the third quarter last year to 5.02% for the same period in 1995. The increase in third quarter's average time certificates (see "Deposits"), which bear higher interest rates, by $18 million compared to the third quarter of 1994 has increased the average cost of funds. The rising interest rate environment and competition for deposits have resulted in higher deposit costs.

Other Income

Other income decreased 6% when comparing the third quarter of 1995 to the same period last year. Gains on sale of Small Business Administration
(SBA) loans equalled $271,000 in the third quarter of 1995 compared to $353,000 in the third quarter of 1994 due to fewer loan sales ($4.6 million in the third quarter of 1994 versus $4.1 in 1995). The SBA servicing fees have increased due to the growth in the portfolio of SBA loans serviced and equalled $88,000 in the third quarter this year compared to $68,000 for the same period of 1994.

With the increase in residential loan rates, the volume of mortgage refinance and home sales declined to such a level that the Bank stopped actively marketing its residential mortgage products.

Service charges during the quarter were consistent with last year; however the earnings have declined due to the higher earning credits on analysis customers' balances and the drop in average balances held by title companies.

The Bank will be offering investment services through the "PrimeVest" program during the fourth quarter of this year.

Non-Interest Expenses

The Bank's non-interest expenses increased by 1.6% over the third quarter of 1994 to $1,433,000 in the third quarter of 1995. While many expense areas declined, salaries and benefits increased 23%. This increase was caused by incentive expenses on SBA loan production on SBA loan held for sale. Since the Bank is holding more SBA loans, the incentives can not be offset in the gain in sale calculation. Annual salary increases and increased employee benefits costs have also impacted salaries and benefit expense. Occupancy expenses decreased 7% mainly due to the reduction in SBA loan production offices (Fresno, Hollister and Ukiah offices were closed in 1995). Equipment costs declined 25% due to the reduction in depreciation of the data processing equipment, which is now fully amortized. Deposit insurance decreased due a refund of $73,000 received from the FDIC. The FDIC assessment rate has declined from $0.23 per $100 of insurable deposits to $0.04 per $100. Advertising and marketing costs vary significantly based upon the marketing activities and were 37% below the same quarter last year. Professional expenses remained at the same level as the third quarter of last year. Other expenses, which increased 7%, includes: stationery & supplies, telephone, postage, loan expenses, director fees, dues and subscriptions and automobile costs.

The total non-interest expenses for the SBA lending department for the third quarter was approximately $371,000 ($253,000 in personnel costs, $44,000 in occupancy and equipment expenses, $26,000 in marketing/business development) compared to $294,000 for the third quarter of 1994. The increase in SBA costs relate to the reduced level of SBA loan sales, since the direct cost associated with a loan are recovered when the loan is sold. The increase of $7.6 million in SBA loans held which could be sold has had a negative impact on expenses since all loan costs are expensed as incurred and later reversed if the loan is sold in the same year.

The operating expenses for the Windsor Branch, which opened in July of 1993, totalled $54,000 for the third quarter of 1995 compared to $57,000 for the same period last year. The Branch has increased its deposit total from $4.1 million at September 30, 1994 to $11.2 million at September 30, 1995.

Income Taxes

The effective tax rate approximated 44% for the third quarter of 1995 and 42% a year ago. The tax rate for California increased slightly in 1995. The provision for the third quarter of 1995 was $453,000 versus
$271,000 for the same period last year, due to the increase in pre tax income.

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

Cash and due from banks, federal funds sold and certificates of deposit totalled $18.5 million or 12.3% of total assets at September 30, 1995, compared to $24.2 million or 19.9% of total assets at December 31, 1994. The decline results from the investment of $4 million for 10 days in US Treasuries which matured in early October. At September 30, 1995, the Bank held a total of $4.9 million in US Treasuries compared to investments totalling $3.1 million at year end. The Bank pledges $500,000 of its investment as required for Federal Tax Deposits. This level of liquidity is below the Bank's liquidity position over the last several years. This resulted from the rapid growth in loan balances which has exceeded the growth in new deposits. The Bank is currently running a certificate of deposit campaign which is expected to attract sufficient time deposits to increase the Bank's liquidity. During the third quarter the Bank increased liquidity through the sale of SBA loans and loan participations.
Due to the high yield on loans, management prefers to obtain liquidity through increases in deposits. During the third quarter of 1995 the Bank sold $4.0 million in SBA loans (guaranteed portion) compared to $4.6 million for the same period last year. At September 30, 1995, the Bank held $11.5 million in SBA loans which could be sold to provide liquidity, if needed.

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

At September 30, 1995, the Corporation had non-interest and interest bearing cash balances of $181,000 which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the third quarter of 1995, deposits increased 4% to $138.8 million. This resulted from an increase in certificates of deposits from $48.5 million at June 30, 1995 to $53.5 million as of September 30, 1995.

Rates on certificates of deposit rates have been increasing and are more competitive with other investment options such as U.S. Treasuries.
Rates offered on the Bank's transaction accounts were relatively stable during the third quarter. This has resulted in some movement by depositors to lock in higher certificate of deposit rates and move funds from transaction accounts which have a lower yield.

Deposits include $50.2 million in the "Sonoma Investors Reserve" account. This account is a limited transaction account with a floating rate which is tied to the 13 week treasury bill less a margin of 50 basis points. Bank customers have found that the rate offered on this account has been very attractive and have maintained funds in this account rather than locking in a specific maturity. New customers have also found this type of deposit preferable due to the immediate availability of the funds versus a time certificate bearing a future maturity. There has been some movement to time deposits; however, the "Sonoma
Investors Reserve" account continues to be a very popular deposit option.

At the end of September 1995, non-interest bearing deposits equalled $21 million compared to $21 million at December 31, 1994. Transaction accounts include balances with title companies. This type of deposit account has greater balance fluctuations than other types of deposits based upon their business activity;

however, they consistently carry average balances of between $2 and $3 million.

At September 30, 1995, certificates of deposits of $100,000 or more equalled $15,735,000 or 11.3% of total deposits versus $8,616,000 or 7.8% of total deposits at December 31, 1994. The holders of these deposits are primarily local customers of the Bank. While these deposits are considered to be rate sensitive, the Bank believes they are stable deposits, as they are obtained primarily from customers with other banking relationships with the Bank. The increase in the balance resulted from the certificate of deposit promotions which occurred in the first half on 1995.

The lower interest rate environment over the past few years and the increased competition from the financial services industry has made it more difficult for the Bank to attract new deposits at favorable rates. The previous increases in Federal Funds rates and the prime lending rate resulted in higher rates on deposit accounts. During the third quarter, rates on certificates of deposits did continue to increase, while other transactions rates have remained at approximately the same levels. The Bank continually continually monitors competitors' rates, strives to be competitive in pricing deposits and has offered attractive time deposit rates to raise funds during a period of high loan growth.

Loans

Total loans held for investment of $111,090,000 increased 29% from $86,285,000 at December 31, 1994. The Bank experienced growth in its commercial loan and SBA lending programs during the third quarter. During the nine months of 1995, $28.8 million in loans which were partially guaranteed by the SBA were funded and $8.9 million in SBA guaranteed loans were sold in the secondary market. New SBA borrowers are located in the San Francisco Bay Area, Sonoma County and Arizonia. Loans held for sale include SBA guaranteed loans which could be sold totalling $11.5 million as of September 30, 1995 versus
$3.8 million at last year end. SBA guaranteed loans bear a higher yield than alternate investments; therefore, management decided to hold them for a longer period.

The Bank continues to emphasize commercial and real estate lending. At September 30, 1995, 41% of the loans held for investment were commercial loans and 57% were real estate and construction loans, compared to 39% and 58% respectively at December 31, 1994. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place.

Real estate construction loans are primarily for single family residences and commercial properties under $1,500,000 located within Sonoma County. Construction loans are made to "owner/occupied" and "owner/users" of the properties and occasionally to developers with a successful history of developing projects in the Corporation's market area. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and market availability of conventional real estate financing to repay such construction loans. As of September 30, 1995, the Bank had $2,534,000 outstanding in construction loan financing. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio.

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

The Bank continues to offer residential mortgage services on a limited basis. While market conditions have improved the Bank has not expanded its residential mortgage products and services; however, it may re-enter the market in the future.

The Bank has a small portfolio of consumer loans which equaled 2.3% of the total loan portfolio at September 30, 1995.

Allowance for Loan Losses

The allowance for loan losses equalled $1,561,000 at September 30, 1995, as compared to $1,421,000 at December 31, 1994. At September 30, 1995, the allowance for loan losses equalled 1.4% of total loans (net of loans held for sale) compared to 1.6% at December 31, 1994. The allowance for loan loss is reviewed on a monthly basis and is based on an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved and management reserved for it according to the risk assessment.

At September 30, 1995, there were five loans on non-accrual which totalled $281,000. There was one additional loan totalling $20,000 past due 90 days or more, and loans past due 30-89 days totalled $152,000. Many of these loans are secured by real estate or other property. On December 31, 1994, there were five loans on non-accrual totalling $201,000, there were no loans past due 90 or more days, and past due 30-89 days totalled $327,000.

Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At September 30, 1995, the Bank's was considered " well capitalized." The Bank's risk-based capital ratio was 10.1% and leverage capital ratio was 7.5%.

In March 1995, the Corporation declared a $0.20 cash dividend to shareholders of record on April 28, 1995. Payment occurred in May 1995. In September 1995, the Corporation declared a 5% stock dividend to shareholders of record October 31, 1995. The new shares will be distributed in mid-November 1995.

                                SCHEDULES


                          LOANS HELD FOR INVESTMENT




                                  September 30, 1995       December 31, 1994

Commercial Loans                         $46,501,000             $34,857,000
Real Estate Loans-Construction             2,534,000               1,701,000
Real Estate Loans-Other                   62,762,000              49,601,000
Installment Loans                          2,614,000               2,965,000
Total                                   $114,411,000             $89,124,000


Of the total loans due in more than one year $8,057,000 were at fixed interest rates and
$113,546,000 were at adjustable interest rates at September 30, 1995.
The loan portfolio has no foreign balances.

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                Quarter Ended         Nine Months Ended
                            September 30, 1995       September 30, 1995

Balance - Beginning of Period     $1,511,000               $1,421,000
Provision for Loan Losses             70,000                  170,000
Charge Offs                           21,000                  102,000
Recoveries                             1,000                   72,000
Balance - End of the Period       $1,561,000               $1,561,000

There were five loans on non-accrual at September 30, 1995, amounting to $281,000, of which
$89,000 were secured by real estate collateral.

                                   GAP ANALYSIS
The following schedule represents interest rate sensitivity profile of assets, liabilities and shareholder's equity classified by earliest possible repricing opportunity or maturity date.

                                          Over        Over    Non-rate
Balance Sheet - September 30, 1995    3 Months      1 Year   Sensitive
                            Through    through     through     or Over
($000)                     3 Months     1 Year     5 Years     5 Years     Total
Assets

Time Deposits-other financial
     institutions            $2,376     $3,852                            $6,228
Fed funds sold                2,134                                        2,134
Investment securities         3,998        761                    $123     4,882
Loans & loans held
  for sale(gross)            31,922     83,582      $7,766       2,622   125,892
Non-interest-earning assets (net)                               11,694    11,694

Total Assets                $40,430    $88,195      $7,766     $14,439  $150,830


Liabilities & Shareholders Equity

Time Deposits
  $100,000 and over          $6,639     $5,727      $3,369               $15,735
All other interest-bearing
  deposits                   61,913     31,513       8,486        $273   102,185
Non-interest bearing liabilities                                21,390    21,390
Shareholders' Equity                                            11,520    11,520

Total Liabilities &
Shareholders' Equity        $68,552    $37,240     $11,855     $33,183  $150,830

Int. Rate
  Sensitivity GAP (1)      ($28,122)   $50,955     ($4,089)   ($18,744)

Cumulative Interest
 Rate Sensitivity GAP      ($28,122)   $22,833     $18,744          $0

<F1>
(1)  Interest rate sensitivity gap is the difference between interest rate sensitive assets and interest rate
sensitive liabilities within the above time frames.
</F1>

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

(10)(a) Lease for Bank Premises at 801 Fourth Street, Santa Rosa, California filed as Exhibit 10.1 to Amendment No. 1 to the Corporation's S-1
Registration Statement, filed June 23, 1984, and incorporated herein by this reference).

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

NORTHERN EMPIRE BANCSHARES

Date: 11/10/1995





/s/ James B. Keegan, Jr.  /s/ Patrick R. Gallaher
James B. Keegan, JR.      Patrick R. Gallaher
Director & President      Director & Chief Accounting Officer