Form 10KSB
period 1995-12-31
NORTHERN EMPIRE BANCSHARES
filed 1996-03-25
CIK 746253

FORM 10-KSB
                                      U.S. Securities and Exchange Commission
                                              Washington, D.C. 20549

                            [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                                    For the Fiscal Year Ended December 31, 1995

                         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                          For the transition period from___________to__________

                                         Commission File Number 2-91196(1)

                                            NORTHERN EMPIRE BANCSHARES
                                  (Name of small business issuer in its charter)
CALIFORNIA                                            94-2830529
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                                                 801 Fourth Street
                                           Santa Rosa, California 95404
                                     (Address of principal executive offices)

                                                  (707) 579-2265
                                            (Issuer's telephone number)

            Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act: NONE

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____. Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
         State issuer's revenues for its most recent fiscal year. $14,648,000 State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $13,104,000, as of February 29, 1996.
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,388,579 shares of common stock as of February 29, 1996.

                                       DOCUMENTS INCORPORATED BY REFERENCE:
                                                  Not Applicable.

               Transitional Small Business Disclosure Format:  Yes        No  X

(1) Registrant filed a registration statement, on Form S-1, under File Number 2-91196, and the Post Effective Amendment No. 8 to the registration statement was declared effective on November 23, 1988.

                                                      PART 1

ITEM 1.

Description of Business

Northern Empire Bancshares (the "Corporation") was incorporated as a California corporation on June 8, 1982 for the purpose of becoming a bank holding company of Sonoma National Bank (the "Bank"). The Corporation's executive offices are located at 801 Fourth Street, Santa Rosa, California, and its telephone number is (707) 579-2265.

The Corporation's sole subsidiary is the Bank and its activities are the commercial banking activities engaged in through the Bank and some lending. As a bank holding company, the Corporation may in the future invest in additional banking subsidiaries or in those non-banking subsidiaries which are permissible for a bank holding company, subject to the required approvals of the Federal Reserve Board. See, "Supervision and Regulation." However, the Corporation has no present plans to make any such additional investments and there can be no assurance that it will do so in the future.

Business of the Bank

The Bank was organized as a national banking association on March 27, 1984 and commenced operations on January 25, 1985. It currently has three banking offices: the main office located at 801 Fourth Street, in the central business district of Santa Rosa, California, a branch office located in the Oakmont area of Santa Rosa, approximately 5 miles east of the main office, and a branch in Windsor, approximately 5 miles north of the main office.

As a national bank, the Bank is subject to supervision, regulation and regular examination by the Comptroller of the Currency ("Comptroller"). The deposits of the Bank are insured by the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and the regulations thereunder. See, "Supervision and Regulation."

Description of Business

The Bank engages in the general commercial banking business. It accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial and other installment and term loans, and offers other customary banking services. The Bank makes mortgage loans and commercial loans guaranteed by the SBA, which may be sold in the secondary market. The Bank does not offer trust services directly, and does not presently intend to do so, but offers such services, where requested, through its correspondent banks.

The Bank devotes several individuals in the Loan Department to the origination of SBA guaranteed loans. SBA loans are funded by the Bank and then the Bank may, at its option, sell the portion of the loan guaranteed by the SBA (70% to 90% of the total loan amount, depending on the purpose and term of the loan). The Bank retains the unguaranteed portion of the loan and the right to service the loan. Income from loan sales is an important portion of the Bank's non-interest income. See, "Management's Discussion and Analysis or Plan of Operations, Non-Interest Income." During 1995, the Bank discontinued marketing mortgage loans which were interim funded and sold in their entirety within 30 days.

The Bank is designated as a "Preferred Lender" by the SBA. This means that it may fund a loan without the prior approval of the SBA for that loan. Certification as a Preferred Lender gives the Bank a competitive advantage, as it is able to provide a quick response to loan applications.

During the last quarter of 1995, the Bank began offering investment services through Prime Vest Financial Services, Inc. PrimeVest provides full-service stock and bond brokerage services. The Bank's investment program is administered by a Bank employee who is also a licensed registered representative with Prime Vest. This new program has been well received by our customers and has brought new customers to the Bank.

Market Area

The Bank's primary market area and the source of most of its loan and deposit business is Sonoma County. The Bank has increased its lending territory for loans made under the programs of the Small Business Administration ("SBA"). The geographic area serviced by the Santa Rosa office was expanded in 1993 to include the greater San Francisco Bay Area. The Bank has SBA loan production facilities in Phoenix and Tucson, Arizona.

Competition

The banking business in California generally, and specifically in the market area served by the Bank, is highly competitive with respect to both loans and deposits, and is dominated by major banks which have offices operating throughout California. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. In addition, many of the major banks operating in the Bank's service area offer specialized services, such as trust and international banking services, which the Bank does not offer directly. By virtue of their greater total capitalization, the major banks also have substantially higher lending limits than the Bank has. The Bank competes for loans and deposits with these major banks, as well as with other independent banks, savings and loan associations, credit unions, mortgage companies, insurance companies and other lending institutions. The entry of other independent banks in the Bank's service area may adversely affect the Bank's ability to compete. The Bank also competes with savings and loans, credit unions and money market funds, which have provided significant competition for banks with respect to deposits. Other entities, both governmental and private, seeking to raise capital through the issuance and sale of debt or equity securities, also provide competition for the Bank in the acquisition of deposits. The trend of federal and state legislation has significantly increased competition between banks and other financial institutions for both loans and deposits and is expected to continue to do so in the future.

At present, there are approximately 80 banking offices and offices of savings and loan associations in the Bank's primary market area, including offices of major chain banks, of smaller independent banks and savings and loan associations. The Bank attempts to compete by offering personalized and specialized services to its customers. The Bank's promotional activities emphasize the advantages of doing business with a locally owned, independent institution attuned to the particular needs of the community.

Statistical Information

Certain statistical information concerning the Bank and the Corporation is provided at "Item 6- Management's Discussion and Analysis or Plan of Operation".

Employees

At December 31, 1995 the Bank had 64 full-time and 7 part-time employees.

Supervision and Regulation

The Corporation

The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956 and is subject to the supervision of the Board of Governors of the Federal Reserve System ("Board"). As a bank holding company, the Corporation must obtain the approval of the Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Corporation would own or control more than 5% of the voting shares of such bank. With certain limited exceptions, the Corporation is prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities, unless the Federal Reserve Board determines that such activities are so closely related to banking as to be a proper incident thereof.

The Corporation and any subsidiary which it may acquire or organize in the future are deemed to be affiliates of the Bank within the meaning set forth in the Federal Reserve Act. This means, for example, that there are limitations on loans by the Bank to affiliates, on investments by the Bank in any affiliate's stock and on the Bank's taking any affiliate's stock as collateral for loans to any borrower. All affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions that are consistent with safe and sound banking practices. In this regard, the Bank generally may not purchase from any affiliate a low-quality asset (as that term is defined in the Federal Reserve
Act). Also, transactions by the Bank with an affiliate must be on substantially the same terms as would be available for non-affiliates.

The Corporation and its subsidiary are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

The Corporation and the Bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. For example, the Bank generally may not extend credit on the condition that the customer obtain some additional service from the Bank or the Corporation, or refrain from obtaining such service from a competitor.

The Bank

As a national banking association, the Bank is subject to the National Bank Act and to supervision, regulation and regular examination by the Comptroller of the Currency ("Comptroller"). It is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and regulations issued pursuant thereto. The deposits of the Bank are insured up to the maximum legal limits by the Bank Insurance Fund, which is managed by the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is therefore subject to applicable provisions of the Federal Deposit Insurance Act and regulations of the FDIC. The statutes and regulations administered by these agencies govern most aspects of the Bank's business, including required reserves against deposits, loans, investments, dividends, and the establishment of new branches and other banking facilities.

(a)  Supervision and Examinations.
Federal law mandates frequent examinations of all banks, with the costs of examinations to be assessed against the bank being examined. In the case of the Bank, its primary regulator is the Comptroller. In 1994, the Comptroller started using streamlined examination procedures for small community banks that are considered by the regulators to be "noncomplex". The Comptroller has indicated that it expects most banks with under $100 million in assets and well managed to qualify, and that some banks having between $100 million to $1 billion in assets will also be considered small and noncomplex. During 1995, the Bank was considered "non-complex" and was examined under the streamlined procedures.

The FDIC has "back up" enforcement power over the Bank under Federal law. The FDIC may recommend and, in the absence of response by an institution's primary regulator, undertake enforcement action against any insured financial institution. Such "back up" enforcement action is permissible if ordered by the Board of Directors of the FDIC only upon a showing that an insured financial institution's conduct poses a risk to its insurance fund.

The Federal banking regulatory agencies have substantial enforcement powers over the depository institutions that they regulate. Civil and criminal penalties may be imposed on such institutions and persons associated with those institutions for violations of any law or regulation. The penalties can be up to $ 5,000 per day that a violation continues when the violation is unintentional, or up to $1 million per day that a violation continues when the violation is willful. The amount of the penalty also depends on whether the violation is part of a pattern or causes a loss to the financial institution.

(b)      Prompt Corrective Action.
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the banking agencies to take corrective action against certain financial institutions, based upon the financial institutions' compliance with the various capital measurements. The capital requirements are described below under the heading "Capital Requirements." The following chart sets forth the various categories of capital compliance. In order to be considered in the well or adequately capitalized categories, a financial institution must meet all the requirements for that category. An institution will be considered undercapitalized or significantly or critically undercapitalized if it meets any of the requirements for that category.


                                     Tier 1
Ratio Category                    Total Risk-Based             Risk-Based                    Leverage
--------------                    ----------------             ----------                    --------
Well Capitalized*                 10% or above                 6% or above                   5% or above

Adequately Capitalized            8% or above                  4% or above                   4% or above**
Undercapitalized                  Less than 8%                 Less than 4%                  Less than 4%
Significantly
Undercapitalized                  Less than 6%                 Less than 3%                  Less than 3%
Critically
Undercapitalized                  -                            -                             2% or less

* In addition, the institution must not be subject to any written capital order or directive to meet and maintain a specific capital level.

**       3% instead of 4% if the institution has the highest rating under the CAMEL rating system.


FDICIA also permits the banking agencies essentially to downgrade an institution to the next lower category (but not into the category of critically undercapitalized) if it determines that the institution is in an unsafe or unsound condition, or is engaging in an unsafe or unsound practice. An institution that has received a less-than-satisfactory rating in its most recent examination report for assets, management, earnings or liquidity may be deemed to be engaged in an unsafe and unsound practice. Except for a finding based on a less-than-satisfactory rating, the institution is entitled to prior written notice and an opportunity to respond to its regulator's finding that it is in an unsafe or unsound condition or is engaging in such practices.

Based on its capital position at December 31, 1995, the Bank is considered well capitalized.

As noted above, an undercapitalized financial institution is subject to certain corrective action by the appropriate agency, depending on the category it falls into. All undercapitalized institutions are required to submit a capital plan within 45 days after the institution becomes undercapitalized. Also, such an institution's asset growth is restricted and it must obtain the prior approval of its federal regulator before it acquires any company, sets up any new branch or engages in any new line of business. The banking agency is required to monitor closely the condition of the bank and its compliance with its plan, and to review periodically the plan and the supervisory restrictions on the bank to assure they are appropriate. In addition, the regulator is authorized by statute to take the certain corrective actions and order certain limitations on the bank's activities if necessary to carry out the purposes of the statute.

If an institution is categorized as being significantly undercapitalized, or is undercapitalized and fails to submit a capital plan, its banking regulator is required to take increasingly severe enforcement actions against such institution. The regulator must require recapitalization through a sale of stock or a merger, restrict affiliate transactions and restrict the interest rates the bank may offer on deposits, (unless it finds that doing so would not further the purpose of the section). In addition, such an institution may not pay a bonus to a senior executive officer or increase the pay of any executive officer without the prior written approval of its federal regulator.

An institution that is critically undercapitalized is subject to mandatory restrictions that are even more severe, and seizure within time limits designated by statute. In general, the federal regulator is required to seize an institution within 90 days of its becoming critically undercapitalized, unless the regulator can document that another course of action will better achieve the purposes of this section. The FDIC is required to restrict the activities of a critically undercapitalized institution, beyond the degree of limitations specified above for institutions that are significantly undercapitalized.


(c)  Brokered Deposits.
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") places limits on brokered deposits and extends the limits to any bank that is not "well capitalized" or is notified that it is in "troubled condition." Previously, the limitations applied only to troubled banks. A well capitalized institution (which generally includes an institution that is considered well capitalized for purposes of the prompt corrective action regulations discussed above) may still accept brokered deposits without restriction, unless it has been informed by its appropriate Federal regulatory agency that it is in "troubled condition." All other insured depository institutions are prohibited from accepting brokered deposits unless a waiver is obtained from the FDIC. If a waiver is obtained, the interest paid on such deposits may not exceed the rate paid for deposits in its normal market area, or the national rate as determined in the FDIC's regulation.

If a depository institution solicits deposits by offering interest rates significantly higher than rates being offered in its market area, it is deemed under FDICIA to be a deposit broker. Therefore, depending on its capital category, it may be prohibited from such practice, or need a prior waiver from the FDIC in order to offer such rates. The FDIC's regulations specify that an institution that is not well capitalized may offer rates that exceed the prevailing effective rates offered in the normal market area only if the institution obtains a waiver, but the institution may not offer rates more than 75 basis points above such prevailing rates.

The Bank is at this time considered well capitalized and not in a "troubled condition," and it is not, therefore, subject to the brokered deposit limitations. If the Bank's status changes in the future, these regulations could restrict the ability to attract such deposits.

 (d)  Risk-Based Deposit Insurance Assessments.
In addition, FDICIA required the FDIC to develop and implement a system to account for risks attributable to different categories and concentrations of assets and liabilities in assessing deposit insurance premiums. The FDIC adopted a risk-assessment system effective January 1, 1994. Under this system, each bank's deposit insurance premium assessment is calculated based on the level of risk that the Bank Insurance Fund will incur a loss if that bank fails and the amount of the loss if such failure occurs. This requirement, along with the increased emphasis on exceeding capital measures, may cause banks such as the Bank to adjust their asset mix in order to affect their deposit insurance premium and their ability to engage in activities.

Capital Regulations and Dividends

The Board requires member banks and bank holding companies to maintain adequate capital and has adopted capital leverage guidelines for evaluating the capital adequacy of bank holding companies. The Comptroller has also adopted a similar minimum leverage regulation, requiring national banks to maintain at least a minimum capital to asset ratio. The Board's guidelines and the Comptroller's regulations require the banks and bank holding companies subject to them to achieve and maintain a Tier 1 capital to total asset ratio of at least three percent (3.0%) to five percent (5.0%), depending on the condition and rate of growth of the bank or holding company. Tier 1 or core capital is defined to consist primarily of common equity, retained earnings, and certain qualified perpetual preferred stock. These minimum leverage ratio requirements limit the ability of the banking industry, including the Corporation and the Bank, to leverage assets.

The Federal Reserve Board also uses risk-based capital guidelines to evaluate the capital adequacy of member banks and bank holding companies. Under these guidelines, assets are categorized according to risk and the various categories are assigned risk weightings. Assets considered to present less risk than others require allocation of less capital. In addition, off-balance sheet and contingent liabilities and commitments must be categorized and included as assets for this purpose. Under these guidelines, the Corporation is required to maintain total capital of at least 8.00% of risk-adjusted assets, and half of that minimum total capital must consist of Tier 1 capital as defined above.

The Comptroller has also adopted risk-based capital guidelines applicable to national banks, such as the Bank, that are similar to the Federal Reserve's risk-based capital guidelines. At this time, the Bank is required to maintain total capital of at least 8.00% of risk-adjusted assets.

The capital totals of the Corporation and the Bank, as of December 31, 1995, exceeded the amounts of capital required under the regulatory guidelines. The following table shows the capital of the Company and the Bank, as a percentage of assets, and the capital which they are required to maintain under the capital regulations, as of December 31, 1995:


                                                               Company                      Bank
Leverage capital ratio                                         7.6                          7.4

Required leverage capital ratio                                3.0 - 5.0*                   3.0 - 5.0*
Total risk-based capital ratio                                 10.4                         10.2
Required total risk-based capital ratio                        8.0                          8.0
Tier 1 risk-based capital ratio                                9.1                          8.9
Required tier 1 risk-based capital ratio                       4.0                          4.0

* Determined based on the regulators' evaluations.

The risk-based guidelines and the leverage ratio do not have a significant effect on the Corporation and the Bank at this time because both the Corporation and the Bank meet their respective required ratios. The effect the requirements may have in the future is uncertain, but management does not believe they will have an adverse effect on the Corporation or the Bank. The risk-based capital guidelines may affect the allocation of the Bank's assets between various types of loans and investments. If the Bank continues to grow with its present asset composition, it may be required to raise additional capital.

The Bank's capital ratios have increased in significance under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), as described above. The ratios now affect the Bank's ability to utilize brokered deposits and its deposit insurance premium rates, and they can result in regulatory enforcement action. See, above, "The Bank."

As required by FDICIA, the Federal banking agencies now take credit risk concentrations and an individual institution's ability to manage such concentrations into account when they assess a bank's capital adequacy. Non-traditional investments and activities, such as the use of derivatives, are also taken into account in assessing capital requirements. The agencies can adjust the standards for risk-based capital on a case by case basis to take such risks into account, but there is no formula that a bank can use prior to evaluation by the agency to determine how credit concentration or nontraditional activities will affect its capital requirements.

The banking agencies adopted amendments to the risk-based capital rules in 1995 to take interest rate risk into account. Now, when the agencies assess the capital adequacy of a bank, they must take into account the effect on that bank's capital that would occur if interest rates moved up or down. The purpose of the amendment is to ensure that banks with high levels of interest rate risk have enough capital to cover the loss exposure.

The amendments to the capital rules do not specify how interest rate risks will be measured. The agencies proposed a measurement framework in 1995 to measure the interest rate risk to a particular bank. However, the agencies later announced in December of 1995 that they need more time to analyze the risk measurement proposal. It is not known whether the final measurement framework will affect the Bank's capital requirements.

The Corporation and the Bank are also subject to regulatory restrictions and guidelines with respect to the payment of dividends. See of Item 5, "Market for Common Equity and Related Stockholder Matters," below.

Impact of Monetary Policies

Banking is a business in which profitability depends on rate differentials. In general, the difference between the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's investment portfolio and the interest rate paid by the Bank on its deposits and its other borrowings comprise the major portion of the Bank's earnings. To the extent that the Bank is not able to compensate for increases in the cost of deposits and other borrowings with greater income from loans, securities and fees, the net earnings of the Bank will be reduced. The interest rates paid and received by the Bank are highly sensitive to many factors which are beyond the control of the Bank, including the influence of domestic and foreign economic conditions.

The earnings and growth of the Bank are also affected by the monetary and fiscal policy of the United States government and its agencies, particularly the Board. These agencies can and do implement national monetary policy, which is used in part to curb inflation and combat recession. Among the instruments of monetary policy used by these agencies are open market transactions in United States Government securities, changes in the discount rates of member bank borrowings and changes in reserve requirements. The actions of the Board have had a significant effect on lending by banks, investments and deposits, and such actions are expected to continue to have a substantial effect in the future. However, the nature and timing of any further changes in such polices and their impact on the Bank cannot be predicted.

Environmental Regulation

Federal, state and local regulations regarding the discharge of materials into the environment may have an impact on the Corporation and the Bank. Under Federal law, liability for environmental damage and the cost of cleanup may be imposed upon any person or entity who is an owner or operator of contaminated property. State law provisions, which were modeled after Federal law, impose substantially similar requirements. A resulting risk to the Corporation and the Bank is the possibility that property securing a loan made by the Bank may be environmentally impaired and not provide adequate security for the Bank. In addition, these statutes subject the Bank to a risk that it might be considered to be an owner or operator of such property and therefore liable for the costs associated with cleaning up the environmental damage.

California law provides some protection against the first risk, by establishing certain additional, alternative remedies for a lender in the situation where the property securing a loan is later found to be environmentally impaired. Primarily, the law permits the lender in such a case to pursue remedies against the borrower other than foreclosure under the deed of trust. Additional legislation is now pending in California to protect lenders against the second risk, but there can be no assurance that such legislation will be adopted.

The Environmental Protection Agency had adopted a rule that limited the environmental clean-up liability of a lender with limited interest in and control over contaminated property. In 1994, however, that rule was struck down by the Federal courts, on the ground that the rule was not authorized by the statutory law. In spite of this, the EPA has continued to follow the rule's provisions in its enforcement policy. Although legislation to give lenders similar protection is pending in Congress, there can be no assurance that it will pass or that it will provide similar protection to lenders if it is enacted.

Americans With Disabilities Act

The Americans With Disabilities Act ("ADA") enacted by Congress, in conjunction with recently adopted California legislation, is having an impact on banks and their cost of doing business. The legislation requires employers with 15 of more employees and all businesses operating "commercial facilities" or "public accommodations" to accommodate disabled employees and customers. The ADA has two major objectives (1) to prevent discrimination against disabled job applicants, job candidates and employees and (2) to provide disabled persons with ready access to commercial facilities and public accommodations. Commercial facilities, such as the Bank, must ensure all new facilities are accessible to disabled persons, and in some instances may be required to adapt existing facilities to make them accessible, such as ATM's and bank premises.

New and Pending Legislation

(a)      Interstate Banking and Branching.
The Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995 ("Interstate Banking Act") became effective October 2, 1995. The Interstate Banking Act implements in California a limited form of interstate branching. A bank from outside of California may now acquire a whole bank in California and merge the California bank into the out-of-state bank. The effect of such merger is that the out-of-state bank will have full branch offices in California. Federal law authorizing these mergers was passed in 1994 and became effective September 30, 1995.

Out of state banks may not establish branch offices in California by opening a new branch or acquiring one or more (but less than all) of the branches of a California bank. They may only acquire a whole bank that has been in existence for at least five years. As a result of the Interstate Banking Act, California banks may now be permitted to branch into other states that have also adopted early opt-in legislation.

There may be a gradual increase in the number of offices of foreign banks in California, and a possible decrease in banks headquartered in California, as such banks are acquired by out-of-state entities. It is too early to predict the specific effect of the Interstate Banking Act on the Bank and its particular market.

The Interstate Banking Act also authorizes California state-chartered banks to appoint unaffiliated banks in other states to act as an agent of the California state-chartered bank. The agent can accept deposits and evaluate loan applications on behalf of the principal bank. National banks may establish agency relationships only with affiliated banks. This expanded authority for state-chartered banks may place national banks in California at a disadvantage if many state-chartered bank use agency relationships with unaffiliated entities to increase their business.

(b)      New Community Reinvestment Act Regulations.
The Federal banking agencies amended substantially their Community Reinvestment Act ("CRA") regulations in 1995. CRA requires banks to help meet the credit needs of their entire communities, including minorities and low and moderate income groups. Prior regulations required banks to adopt a CRA statement and prove to the regulators that the bank has engaged in activities to determine and meet the credit needs of minority and low and moderate income groups. Those regulations had been criticized on the ground that regulatory examinations to determine compliance focused on the processes a bank goes through rather than the results of the effort or actual performance.

Under the revised CRA regulations, the agencies determine a bank's rating under the CRA by evaluating its performance on lending, service and investment tests, with the lending test as the most important. The tests are to be applied in an "assessment context" that is developed by the agency for the particular institution. The assessment context takes into account demographic data about the community, the community's characteristics and needs, the institution's capacities and constraints, the institution's product offerings and business strategy, the institution's prior performance, and data on similarly situated lenders. Since the assessment context is developed by the regulatory agencies, there is substantial concern that a particular bank will not know until it is examined whether its CRA programs and efforts have been sufficient.

Larger institutions are required under the revised regulations to compile and report certain data on their lending activities in order to measure performance. Some of this data is already required under other laws, such as the Equal Credit Opportunity Act.

Small institutions (with less than $250 million in assets) will be examined on a "streamlined assessment method". The streamlined method will focus on the institution's loan to deposit ratio, degree of local lending, record of lending to borrowers and neighborhoods of differing income levels, and record of responding to complaints.

Large and small institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan. Such a strategic plan must be submitted to the institution's regulator three months before its effective date and be published for public comment.

The Bank will be considered a small institution until it has assets of greater than $250 million at the ends of two years in a row. The initial impact of this amendment on the business of the Bank will be less than the impact when the Bank has $250 million in assets and no longer qualifies as a small institution. At that time, the new regulations will increase the amount of reports the Bank is required to prepare and submit, and it could cause the Bank to change its asset mix, in order to meet the performance standards. The new regulations will increase the uncertainty of the Bank's business as the rating and examination procedures change.

(c)      The Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 was enacted near the end of 1995 to implement procedural protections to discourage frivolous securities litigation. The Reform Act now requires certain specific pleadings to be made in connection with litigation involving securities fraud, and limits plaintiffs' rights of recovery against certain defendants. The Reform Act also provides a legislative safe harbor against liability for the release of certain "forward-looking" statements, such as projections.

This legislation should have several indirect effects on all publicly held companies, including the Corporation and the Bank. First, such companies should face less risk of being sued by investors over issues relating to disclosures and/or stock price. Second, companies may find that it is now easier to obtain the services of highly qualified persons to serve as officers and directors, as this legislation should reduce the risks such individuals face of being named in frivolous litigation. Finally, this should reduce, over time, insurance premiums for director and officer liability insurance.

(d)      Safety and Soundness Guidelines.
The Federal banking agencies issued final safety and soundness guidelines in 1995, as required by FDICIA. The guidelines contain operational and managerial standards and prohibit certain compensation practices. The effect of the guidelines is to require on general standards of safe and sound business and banking practices with respect to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure and compensation. The banking agencies have indicated that the standards are the same as the agencies previously applied in their examinations of institutions, so the adoption should not affect individual institutions that comply with the regulations. If an agency determines that an institution is not in compliance with the guidelines, the institution must submit a plan to come into compliance to the regulator within 30 days of notification.

In addition, the agencies re-proposed guidelines for asset quality and earnings. If adopted, the proposal would set forth similar guidelines for institutions in the areas of monitoring asset quality and the quality and quantity of earnings that are similar to the operational and managerial standards.

The effect of these guidelines on the Bank, as adopted and re-proposed, depends on how they are implemented by the Bank's primary regulator, the Comptroller. The Bank expects that the guidelines may increase the Bank's cost of doing business, since it now must document its compliance with all the requirements in the guidelines.

(e)      Truth in Lending Act Amendments
Amendments to the Truth in Lending Act were enacted in 1995. The amendments increase the tolerances for errors and reduce the potential liability of lenders for errors in disclosure. The legislation also places limitations on borrowers' rights to rescind consumer credit transactions based on the disclosures provided to the borrower by the lender. The amendments provide relief to banks and other consumer lenders generally from some of the uncertainty and potential liability that accompanies consumer lending.

(f)      Reduced Deposit Insurance Premiums.
During 1995 the FDIC reduced substantially the deposit insurance premiums paid by most banks. The Bank's premium was reduced, effective June 1, 1995, from 23 cents per $100 to 4 cents per $100 of insured deposits. The premium assessment was further reduced for the first half of 1996 to zero cents per $100 of insured deposits for most healthy banks. Banks must still pay the legal minimum annual premium of $2,000. This has reduced and will reduce the Bank's cost of doing business by the amount of the reductions. The second reduction to the legal
minimum  premium  has  been  criticized   substantially  by  other  governmental
representatives and quasi-governmental groups, however, and there can be no assurance that the Bank will continue to pay such a small deposit insurance premium.

(g)      Proposed Legislation and Regulation.
Certain legislative and regulatory proposals that could affect the Corporation, the Bank and the banking business in general are pending or may be introduced, before the United States Congress, the California State Legislature, and Federal and state government agencies. The United States Congress is considering numerous bills that could reform the banking laws substantially. Bills are also pending that would reduce the banking industry's regulatory burden, in areas such as Truth in Lending, Truth in Savings, and Real Estate Settlement Procedures Act disclosure requirements, and in various reporting requirements.

In addition, various legislative proposals to merge the Bank Insurance Fund ("BIF") with the Savings Association Insurance Fund ("SAIF"), and to address the current deposit insurance premium discrepancy between banks and savings associations, are currently under consideration. Banks insured by the BIF fund now pay substantially lower deposit insurance premiums than institutions insured by the SAIF fund. Should the funds be merged, the premiums paid by banks such as the Bank may increase substantially, which would increase the Bank's expenses.

Other proposals to permit banks to engage in related financial services, and to permit other financial services companies to offer banking-related services are pending and, if adopted, would increase competition to the Bank.

It is not known to what extent, if any, these proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationship of financial institutions. It is likely, however, that many of these proposals would subject the Corporation and the Bank to increased regulation, disclosure and reporting requirements and would increase competition to the Bank and its cost of doing business.

In addition to pending legislative changes, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such legislation or regulations will be enacted or the effect that such legislation may have on the Bank's business.

 ITEM 2.

Description of Properties

The Corporation and the Bank share common quarters at 801 Fourth Street, in the central business district of Santa Rosa. The Corporation leases a total of approximately 9,335 square feet of ground floor and second floor office space at that location and sublets this area to the Bank.

The Corporation leases approximately 3,692 square feet of office space at 6641 Oakmont Drive, Santa Rosa, where Highway 12 intersects with Oakmont Drive, for a branch office of the Bank opened in 1989. The Corporation leases these premises from Oakmont Investments, of which Patrick Gallaher, a director of the Corporation and the Bank, is a partner. See Item 12, "Certain Relationships and Related Transactions".

The Bank leases approximately 390 square feet of space within the Safeway grocery store which is located in Windsor, near the exit from Highway 101. The branch opened on July 2, 1993. The bank leases these premises from LVI Partners, of which William Gallaher, a director of the Corporation and the Bank, is a partner. See Item 12, "Certain Relationships and Related Transactions".

The Bank leases, on a month-to-month basis, approximately 7,500 square feet of space in a two story office building at 755 Fourth Street. This office is located across the street from the main office and is utilized for SBA and commercial lending and loan administration.

The Bank has invested in loans secured by real property collateral. The Bank's policies with respect to such loans are described under the caption "Item 7, Management's Discussion and Analysis or Plan of Operation - Loan Portfolio." The Bank's policies on real estate secured loans may be changed without a vote of security holders.

ITEM 3.

Legal Proceedings

Neither the Corporation nor the Bank is a party to any pending legal proceedings, other than proceedings arising in the ordinary course of the Bank's business. None of these are expected to have a material impact on the financial position or results of operations of the Registrant.

ITEM 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders in the fourth quarter of 1995.

                                                      Part II

ITEM 5.

Market for Common Equity and Related Stockholder Matters

On February 29, 1996, the Corporation had 1,388,579 shares of common stock outstanding, held by approximately 341 shareholders of record.

The directors and officers of the Corporation and the Bank hold 24.3% and beneficially own 34.7% of the outstanding shares. See "Item 11, Security Ownership of Certain Beneficial Owners and Management," herein. Under SEC rules, the directors and officers are restricted in the amount of securities they may sell without registration under the Securities Act of 1933, as amended. In general, directors and officers each may offer up to 13,883 shares in any three month period without such registration.

As of February 29, 1996, the directors and officers also have the right to acquire 95,187 additional shares upon the exercise of options granted pursuant to the Corporation's Stock Option Plan. Should several directors and officers choose to exercise options and sell their shares on the market, such that a large number of shares are offered at one time, the price of the common stock could be adversely affected.

The firms Everen Securities, Inc. and First Associated Securities Group, Inc., located in Santa Rosa, and Hoefer & Arnett, located in San Francisco are presently making a market in the stock.

The following chart shows the high and low bid quotations and the volume of transactions in the Corporation's stock for the periods indicated. This information has been provided to the Corporation by First Associated Securities Group, Inc., one of the Bank's market makers, and does not include privately negotiated transactions that were not conducted through them. The prices indicated below are inter-dealer prices, do not necessarily represent actual transactions and do not include retail mark-ups, mark-downs or commissions.


                                         Bid Quotations for the Corporation's           Approximate
                                                     Common Stock                     Trading Volume

                                                                                  =======================
            Quarter Ended                      High                  Low
=====================================  ==================  ====================
                       March 31, 1994                $9.00                  8.00                   35,000
                        June 30, 1994                 9.50                  8.25                   59,000
                   September 30, 1994                 9.50                  8.50                   13,500
                    December 31, 1994                 9.75                  8.75                   29,000
                       March 31, 1995                 9.50                  8.75                   24,000
                        June 30, 1995                 9.50                  8.63                   27,000
                   September 30, 1995                 9.13                  8.50                   53,000
                    December 31, 1995                 9.75                  8.63                   65,500
=====================================  ===================  ====================  =======================

Due to the lack of any significant trading and no established public market, this information should not be considered an indication of the market value of the shares. There is no assurance that any significant trading market for the shares will develop in the future and there are no assurances as to the price at which shares may be traded in the future. The bid and asked prices of the Corporation's common stock was $9.25 and $9.63, respectively, on February 29, 1996.

Dividends

On March 30, 1995, the Corporation declared a cash dividend of $0.20 per share of stock. In September 1995, the Corporation declared a 5% stock dividend to shareholders of record on October 31, 1995.

In 1994, the Corporation declared and paid two cash dividends totalling $0.36 per share of stock. In July of 1994, the Corporation declared a 5% stock dividend to shareholders of record as of July 29, 1994.

There is no assurance that dividends will be paid again, or, if paid, what the amount of any such dividends will be. The future dividend policy of the Corporation is subject to the discretion of the Board of Directors and will depend upon a number of factors, including earnings, financial condition, cash needs and general business conditions.

In addition, the Board of Directors may declare dividends only out of funds legally available therefor. The Corporation's primary source of income (other than interest income earned on the Corporation's other investments) is the receipt of dividends from the Bank. The Bank's ability to pay dividends is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

A national bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting for expenses, including losses and bad debts. A national bank is also prohibited from declaring a dividend until its surplus fund equals the amount of its capital stock or, if the surplus fund does not equal the amount of its capital stock, until one-tenth of the bank's net profits for the preceding half year, in the case of quarterly or semiannual dividends, or the preceding two consecutive half-year periods, in the case of an annual dividend, are transferred to the surplus fund each time dividends are declared.

The approval of the Comptroller is required if the total of all dividends declared by a bank in any calendar year will exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock which may be outstanding. Moreover, the Comptroller may prohibit the payment of dividends which would constitute an unsafe and unsound banking practice. As of December 31, 1995, $3,957,000 of retained earnings of the Bank was available for the payment of dividends under this requirement.

ITEM 6.

Management's Discussion and Analysis or Plan of Operations

The Corporation's sole subsidiary is Sonoma National Bank ("Bank"), and its primary activities are the commercial banking activities engaged in through the Bank. The following discussion of financial condition and results of operations focuses primarily on the Bank, for the years ended December 31, 1994 and 1995.

During 1995, total consolidated assets grew 37.1% to $166,962,000 at December 31, 1995. Total consolidated assets grew 14.3% during 1994 to $121,776,000 at December 31, 1994.

Total deposits increased 38.8% to $154,221,000 when comparing December 31, 1995 to December 31, 1994. For the year ended December 31, 1994, total deposits increased 14.1% to $111,083,000. Results of Operations

The Corporation's consolidated net income for the year ended December 31, 1995 was $1,720,000 as compared to $1,346,000 for the year ended December 31, 1994, an increase of 27.8%. The Corporation's consolidated net income for the year ended December 31, 1994, increased 3.6% over the year ended December 31, 1993. Net interest income before provision for loan losses increased 23.6%, or $1,446,000, when comparing the year of 1995 to 1994. This is largely due to the increase in loan volume, which added $2,682,000 to interest income. The Bank's interest margin for 1995 was 5.64%, which was slightly lower than the 1994 margin of 5.70%. The interest margin for 1994 was 5.70% compared to 5.74% in 1993.

Net interest income after provision for loan losses increased $1,476,000 in 1995 over 1994 and other income decreased $544,000, due to the reduced volume of SBA loan sales. See, "Non-Interest Income." Operating expenses increased by $193,000 primarily because of increases in personnel costs. Income tax expense rose $365,000 in 1995 compared to 1994, as a result of increased income and the slightly higher effective tax rate.

When comparing 1994 to 1993 net interest income after provision for loan losses increased $830,000. Other income increased $248,000 due to increased volume of SBA sales and servicing income and the gain on an OREO sale. Operating expenses increased during 1994 due to expansion of the SBA department and the first full year of operation at the Windsor branch.

Net Interest Income

The primary source of the Bank's income is the difference between (1) the interest earned on its loan and investment portfolios, interest bearing deposits with other banks, and federal funds sold, and (2) the interest paid on deposits and other borrowed funds. This difference is referred to as net interest income, and it is one of the primary factors that affect the Corporation's profitability. Interest income earned on loans, which includes loan fee income, is primarily a function of the amount of loans outstanding and the rates prevailing on these loans. Interest paid on deposits depends on the composition of the deposit base and the rates paid to attract deposits. See, "Deposits."

For the year ended December 31, 1995, net interest income before the provision for loan losses totalled $7,565,000 as compared to $6,119,000 for the year ended December 31, 1994, representing an increase of 23.6%. The majority of this increase results from growth in the loan portfolio, largely from the increase in SBA loans and commercial real estate loans. See, "Loan Portfolio." During 1994, net interest income before the provision for loan losses increased $936,000 or 18.1%, from $5,183,000 to $6,119,000, primarily due to the growth in the loan portfolio and the increasing rate environment.

Interest expense increased 76.7% when comparing 1994 to 1995, due to increases in interest bearing deposits, particularly in time deposits which bear the highest cost, and the higher interest rate in 1995 as compared to 1994. The average cost of interest paid on interest bearing deposits for the year ended December 31, 1995 was 4.9% versus 3.6% for the year ended December 31, 1994. Average non-interest bearing deposits decreased slightly in 1995, so all of the Bank's growth was funded by money market deposits and time deposits. During 1994, deposits shifted from time deposits to money market and savings accounts; however, in 1995, there was growth in both time certificates and money market accounts.

In 1995, the net interest margin was affected by rate changes. The Federal Reserve Board increased the discount rate several times in 1994 and once in February 1995 and since then the rate has declined. Commercial banks generally adjusted their prime lending rates immediately following changes in the discount rate. During 1995, prime rate was increased from 8.5% to 9% in February and since then decreased to 8.5% at year end. During 1994, prime rate increased from 6% at the beginning of the year to 8.5% at year end. Since the Bank is asset sensitive, meaning more assets are immediately adjustable than liabilities, the net interest margin tends to increase when rates increase and tends to decrease in a declining rate environment. The net effect of the change in interest rates on earning assets and cost of funds was an increase of $124,000 in net interest income in 1995 and an increase of $37,000 in net interest income in 1994.

The full impact of rate changes on the Bank's assets are not realized for several months, since not all loans reprice immediately. The majority of SBA loans are tied to the prime rate and reprice on a calendar quarter basis. Additionally, the Bank has fixed rate loans and loans that are tied to indexes which adjust at a slower pace, such as the Eleventh District Cost of Funds Index
(COFI). The COFI rate increased from 4.6% in December 1994 to 5.1% in December 1995.

The Bank's deposits reprice at a slower pace than loans, primarily since certificates of deposits usually do not reprice until their maturity dates, which generally range from six months to eighteen months. During 1995, time deposits increased from $28.3 million to $66.5 million. This growth was possible due to the more favorable rates on time certificates versus other money market rate accounts (Sonoma Investors Reserve Account) which are tied to US Treasury rates. The rate on the Sonoma Investors Reserve account is repriced on a weekly basis and has declined during 1995, and therefore, has a more immediate impact on the Bank's cost of funds than changes in rates on time certificates.

The Bank's net interest margin declined to 5.64% in 1995 from 5.70% in 1994. This modest decline is caused by the decline in interest rates since February 1995, changes in the mix of loans and deposit and changes in the ratio of loans to deposits. See, "Loan Portfolio" and "Deposits." During 1995, the Bank's cost of funds increased 1.31%, while the increase in the rate earned on interest-earning assets equalled 1.13% which negatively impacts income. The Bank's average loans to deposits ratio improved from 85.8% in 1994 to 88.2% in 1995, which partially offset the larger increase in the cost of funds.

Overall loan portfolio yields are affected by deferred loan fees and discounts on loans. These fees and discounts are amortized to income over the life, or estimated life, of the loan with which they are associated and serve to increase loan portfolio yields. Interest income on loans includes amortization of loan fee income of $602,000 for the year ended December 31, 1995 and $492,000 for the year ended December 31, 1994. Deferred loan fees are a product of origination and commitment fees and certain direct loan origination costs. These fees are amortized as an adjustment of the related loan's yield over the contractual life of the loan. The deferred fee balances are as follows: $999,000 as of December 31, 1995, and $820,000 as of December 31, 1994.

Discounts on the unguaranteed portion of SBA loans are recorded when the guaranteed portion of the SBA loan is sold. These discounts are amortized as an adjustment to the loan yields over the estimated life of the SBA loan. As of December 31, 1995 $778,000 was recorded as discounts compared to $599,000 at December 31, 1994. These discounts are netted against total loans in the balance sheet.

Construction loans are generally short term loans and fees associated with them amortize to income over a much shorter term. The average balance in construction loans was $2.5 million in 1995 versus $2.6 million in 1994. Interest income and fee amortization on construction loans equalled $294,000 in 1995 versus $282,000 in 1994.

The allowance for loan losses has no direct effect on yield. Loans carried as non-accrual reduce the portfolio yield, since the balance of a non-accrual loan is maintained in the loan total but no interest is accrued. Nonaccrual loans are included in the loan amounts in the following average balance sheets. Interest foregone on non-accrual loans equalled $30,000 in 1995 compared to $21,000 in 1994.

The tables on the following pages (i) summarize the distribution, by amount, of the average assets, liabilities and shareholders' equity of the Corporation for the periods indicated and (ii) set forth the yields on earning assets and the rates paid for interest bearing liabilities during the periods indicated. Averages are computed primarily from daily balances.





                                                AVERAGE BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------
                                                      Year Ended
                                                  December 31, 1995


                                                             Average          Interest/Income                  Average
                                                             Balance                  Expense               Yield/Rate
                                                  ------------------       ------------------        -----------------
Certificates of deposit
  with other banks                                        $5,880,000                 $354,000                    6.02%
Investments                                                2,450,000                  134,000                    5.47%
Federal funds sold                                        10,503,000                  599,000                    5.70%
Bankers acceptances                                          572,000                   34,000                    5.94%
Loans:
  Commercial (incl. SBA loans &
     loans held for sale)                                 52,361,000                5,844,000                   11.16%
  Installment loans to individuals                         2,924,000                  348,000                   11.90%
  Real estate - Construction                               2,528,000                  294,000                   11.63%
  Real estate - Other                                     57,006,000                5,439,000                    9.54%
                                                  ------------------       ------------------        -----------------

  Total Loans                                            114,819,000               11,925,000                   10.39%
                                                  ------------------       ------------------        -----------------

Total earning assets                                     134,224,000               13,046,000                    9.72%

Non-earning assets:
  Allowance for loan losses                              (1,508,000)
  Deferred Loan Fees & Discounts                         (1,628,000)
  Cash and due from banks                                  6,155,000
  Other assets                                             4,663,000
                                                  ------------------

TOTAL ASSETS                                            $141,906,000
                                                  ==================

Deposits:
  Demand - interest bearing                                9,042,000                   95,000                    1.05%
  Savings & money market                                  54,925,000                2,832,000                    5.16%
  Time certificates                                       47,089,000                2,554,000                    5.42%
                                                  ------------------       ------------------        -----------------
  Total interest bearing deposits                        111,056,000                5,481,000                    4.94%

  Demand - non-interest bearing                           19,095,000

Other liabilities:
  Other liabilities                                          588,000
  Shareholders' equity                                    11,167,000
                                                  ------------------

TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY                             $141,906,000               $5,481,000
                                                  ==================       ==================

Net interest income                                                                $7,565,000
                                                                           ==================
Net interest margin                                                                     5.64%
                                                                           ==================







                                                AVERAGE BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------
                                                      Year Ended
                                                  December 31, 1994


                                                             Average          Interest/Income                  Average
                                                             Balance                  Expense               Yield/Rate
                                                     -----------------       ------------------        -----------------
Certificates of deposit
  with other banks                                        $4,342,000                 $187,000                    4.31%
Investments                                                1,518,000                   78,000                    5.14%
Federal funds sold                                         9,805,000                  392,000                    4.00%
Bankers acceptances                                        1,375,000                   63,000                    4.58%
Loans:
  Commercial (incl. SBA loans &
     loans held for sale)                                 39,207,000                3,776,000                    9.63%
  Installment loans to individuals                         3,049,000                  313,000                   10.27%
  Real estate - Construction                               2,552,000                  282,000                   11.05%
  Real estate - Other                                     45,533,000                4,129,000                    9.07%
                                                  ------------------       ------------------        -----------------
  Total Loans                                             90,341,000                8,500,000                    9.41%
                                                  ------------------       ------------------        -----------------


Total earning assets                                     107,381,000                9,220,000                    8.59%

Non-earning assets:
  Allowance for loan losses                              (1,292,000)
  Deferred Loan Fees & Discounts                         (1,048,000)
  Cash and due from banks                                  6,174,000
  Other assets                                             4,056,000
                                                  ------------------

TOTAL ASSETS                                            $115,271,000
                                                  ==================

Deposits:
  Demand - interest bearing                                9,101,000                   99,000                    1.09%
  Savings & money market                                  43,363,000                1,638,000                    3.78%
  Time certificates                                       32,990,000                1,364,000                    4.13%
                                                  ------------------       ------------------        -----------------
  Total interest bearing deposits                         85,454,000                3,101,000                    3.63%

  Demand - non-interest bearing                           19,801,000

Other liabilities:
  Other liabilities                                          510,000
  Shareholders' equity                                     9,506,000
                                                  ------------------

TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY                             $115,271,000               $3,101,000
                                                  ==================       ==================

Net interest income                                                                $6,119,000
                                                                           ==================
Net interest margin                                                                     5.70%
                                                                           ==================
                                                        29

The following table sets forth the changes in net interest income due to changes in interest rates and the volume of assets and liabilities from the year ended December 31, 1995 as compared to the year ended December 31, 1994.



                                         ANALYSIS OF VOLUME AND RATE CHANGES
                                         ON NET INTEREST IN COME AND EXPENSE
----------------------------------------------------------------------------------------------------------------------

                                                    1995 over 1994
----------------------------------------------------------------------------------------------------------------------

                                                              Volume               Yield/Rate                    Total
                                                   ------------------       ------------------        -----------------
Increase (decrease)
   in interest income:
Certificates of deposit
  with other banks                                           $92,752                  $74,248                  167,000
Investments                                                   50,991                    5,009                   56,000
Federal funds sold                                            39,335                  167,666                  207,000
Bankers acceptances                                         (47,700)                   18,700                 (29,000)

Loans:
  Commercial (incl. SBA loans &
     loans held for sale)                                  1,468,133                  599,867                2,068,000
  Installment loans to individuals                          (15,004)                   50,004                   35,000
  Real estate - Construction                                 (2,802)                   14,802                   12,000

  Real estate - Other                                      1,095,995                  214,005                1,310,000
                                                  ------------------       ------------------        -----------------
  Total                                                    2,681,700                1,144,301               $3,826,000
                                                  ------------------       ------------------        -----------------

Increase (decrease)
   in interest expense:
Deposits:
  Demand - interest bearing                                    (360)                  (3,640)                  (4,000)
  Savings & money market                                     595,591                  598,409                1,194,000
  Time certificates                                          764,429                  425,571                1,190,000
                                                  ------------------       ------------------        -----------------
  Total                                                    1,359,660                1,020,340                2,380,000
                                                  ------------------       ------------------        -----------------

Increase (decrease) in
   net interest income                                     1,322,040                  123,961                1,446,000
                                                  ==================       ==================        =================

Note:  Variances attributable to simultaneous rate and volume changes are all allocated to volume change amount.

The following table sets forth the changes in net interest income due to changes in interest rates and the volume of assets and liabilities from the year ended December 31, 1994 as compared to the year ended December 31, 1993.



                                         ANALYSIS OF VOLUME AND RATE CHANGES
                                         ON NET INTEREST IN COME AND EXPENSE
----------------------------------------------------------------------------------------------------------------------

                                                    1994 over 1993
----------------------------------------------------------------------------------------------------------------------

                                                              Volume               Yield/Rate                    Total
                                                  ------------------       ------------------        -----------------
Increase (decrease)
   in interest income:
Certificates of deposit
  with other banks                                           $36,150                  $10,850                   47,000
Investments                                                    6,594                   21,406                   28,000
Federal funds sold                                            67,650                  101,350                  169,000
Bankers acceptances                                           40,866                    6,134                   47,000

Loans:
  Mortgage loans helds for sale                             (41,236)                    5,236                 (36,000)
  Commercial                                                 893,383                  173,617                1,067,000
  Installment loans to individuals                            46,734                    7,266                   54,000
  Real estate - Construction                                (72,848)                (100,152)                (173,000)
  Real estate - Other                                        440,224                 (97,224)                  343,000
                                                  ------------------       ------------------        -----------------


  Total                                                    1,417,517                  128,483               $1,546,000
                                                  ------------------       ------------------        -----------------

Increase (decrease)
   in interest expense:
Deposits:
  Demand - interest bearing                                  $14,245                ($70,245)                ($56,000)
  Savings & money market                                     576,219                  230,781                  807,000
  Time certificates                                         (71,636)                 (69,364)                (141,000)
                                                  ------------------       ------------------        -----------------
  Total                                                     $518,828                  $91,172                 $610,000
                                                  ------------------       ------------------        -----------------

Increase (decrease) in
   net interest income                                      $898,689                  $37,311                 $936,000
                                                  ==================       ==================        =================


Note:  Variances attributable to simultaneous rate and volume changes are all allocated to volume change amount.

Non-Interest Income

Non-interest income is derived primarily from gains on sales of SBA (Small Business Administration) loans, service charges on deposit accounts and SBA loan servicing fees.

When comparing the year ended December 31, 1995 to December 31, 1994, other non-interest income totalled $1,602,000, decreasing 25.3% over the 1994 total of $2,146,000. This decrease was largely due to the 44.4% decline in gains on the sale of the guaranteed portion of SBA loans, which totalled $715,000 in 1995 versus $1,287,000 in 1994. This decline in gains on sales resulted from management's decision to retain a larger portion of these loans, earning interest income, rather than sell them immediately. During 1995 the Bank sold SBA loans totalling $9,837,000, compared to $18,957,000 in 1994.

SBA servicing fees increased during 1995 to $362,000 for the year compared to $260,000 for 1994. Servicing revenues will continue to grow as long as the SBA servicing portfolio increases. During 1995, the Bank's average SBA loan portfolio serviced was $41 million compared to $26 million in 1994.

There can be no assurance that the SBA program will continue to generate significant amounts of other non-interest income in the future. During 1994 and 1995, the Bank experienced additional competition with more financial institutions making SBA loans. The SBA program, being a government program, is also subject to revision by the government which could have a negative impact on the Bank's profit. See, "Item 1, The Corporation, Business of the Bank."

Non-interest income includes service charges on deposit accounts. During 1995, service charges totalled $306,000 versus $296,000 in 1994. Service charges vary depending upon the customers' uses of various Bank services. During the first quarter of 1996 rates for varies services were adjusted after several years of no changes. This is expected to result in a modest increase in service charge income during 1996.

There were no gains on sale of other real estate owned (OREO) in 1995; however, in 1994, non-interest income included a gain of $98,000 on the sale of OREO. At this time, it is not expected that the Corporation will have any significant gains from the sale of OREO during 1996. See, "Other Real Estate Owned."

Other non-interest income for 1994 totalled $2,146,000, increasing 13.1% over the 1993 total of $1,898,000. This increase was due to gains on the sale of the guaranteed portions of SBA loans, which totalled $1,287,000 in 1994, an increase of 21.0% compared to $1,064,000 in 1993. SBA servicing fees also doubled during 1994 to $260,000 for the year.

Approximately $2,000 in mortgage loan sale income was recognized in 1995, versus $56,000 in 1994, $167,000 in 1993 and $226,000 in 1992. The decline in income during 1994 was attributable to the decline in residential mortgage loan refinance activity, caused by increases in mortgage loan interest rates which followed 20-year lows in mortgage rates in 1993. During the first quarter of 1995, the Bank stopped marketing its residential mortgage product. The residential mortgage loan staff was laid off or reassigned to other job duties. At this time, the Bank has no plans to actively re-enter this market.

Non-Interest Expense

Non-interest expenses include salaries and employee benefits, occupancy, equipment and the general expenses required for the operation of the Corporation and the Bank. For the year ended December 31, 1995, non-interest expenses totalled $5,859,000, an increase of 3.4% over the previous year. Non-interest expenses increased 16.7% from $4,857,000 in 1993 to $5,666,000 in 1994.

Non-interest expenses include salaries and benefits, which increased 14.8% in 1995. The majority of the increase resulted from larger incentive payments. Most incentives are tied to loan production and deposit growth, which were at higher than anticipated levels during 1995. During 1994 the Bank added 8 employees, ending with 70 full time equivalent (FTE) staff positions. During 1995, the Bank's FTE declined to 67 persons due to SBA staff reduction in regional locations (Fresno, Hollister and Ukiah offices were closed).

Occupancy costs increased 9.5% from $637,000 in 1994 to $698,000 in 1995. The increase in occupancy costs was due to SBA lease commitments (which added $14,000) and scheduled increases as required in branch lease agreement (which added $17,000). There were also increases in property taxes, utilities and maintenance expenses.

The other expense categories decreased 12.0% in 1995. The Bank computer system was fully depreciated in the first quarter of 1995, which accounted for the 24.5% decline in equipment costs. The FDIC insurance costs declined by $94,000 or 34.7% due to the over-capitalization of the Bank Insurance Fund (BIF). Business development expenses and advertising costs declined due cutbacks in SBA regional offices' activities. Professional expenses also declined in 1995 due to the low level of legal fees associated with problem loans. During 1994, other expense categories increased 12.0% mainly in FDIC insurance, advertising and business development expenses and office expenses associated with the SBA growth.

The FDIC deposit insurance premiums for 1995 equalled $129,000 compared to $223,000 paid in 1994. The Bank's deposit insurance premium is currently in the lowest cost category. The Bank's cost per $100 of insurance deposits fell from $0.23 to $0.04 during 1995. The assessment rate for the first half of 1996 is zero cents per $100 of insured deposits with an annual minimum payment of $2,000. There can be no assurance that the deposit insurance rates will remain at this low level. See, "Description of Business-Supervision and Regulation-New and Pending Legislation, (f) Reduced Deposit Insurance Premiums."

Analysis charges are customer expenses for title and escrow services, check charges, courier and payroll services on behalf of customers who maintain deposit balances sufficient to compensate for these costs. See, "Deposits." While some non-interest expense is incurred, management feels the contribution of the non-interest bearing demand accounts toward lowering overall cost of funds more than offsets this cost.

Non-interest expenses are expected to increase in 1996 due to the planned growth in the Bank.

The increase in non-interest expenses of 16.7% from the 1993 total of $4,857,000 to $5,666,000 in 1994 was due primarily to the operation of the Windsor branch office, which opened in July, 1993, and the expansion of the SBA department during 1994. The SBA department's direct operating expenses equalled $ 1,382,000, $1,156,000 and $573,000 for the years ended December 1995, 1994 and
1993 respectively. Total direct operating expenses associated with the Windsor office were $230,000, $217,000, and $139,000 for the same periods.

The following table outlines the components of non-interest expense for the periods indicated:





                                                             Year Ended December 31,
                  Expense Item                             1995                  1994

                     Salaries & Employee Benefits            $3,186,000             $2,776,000
                                        Occupancy               698,000                637,000
                                        Equipment               283,000                375,000







                 Advertising/Business Development               308,000                382,000
                        Outside Customer Services               218,000                208,000
                                Professional Fees               130,000                163,000
                            Stationery & Supplies               141,000                125,000
                      Deposit and Other Insurance               240,000                335,000
                                            Other               655,000                665,000
                                                                -------                -------
                                            TOTAL            $5,859,000             $5,666,000
                                                             ==========             ==========
=================================================  ====================  =====================




Loan Portfolio

The following table shows the composition of the Corporation's loan portfolio, by type of loan, as of the dates indicated. Loans held for sale are excluded.



                                                                   December 31,
                        Type of Loan                              1995                   1994

                                       Commercial             $47,745,000            $34,857,000
                         Real Estate Construction               3,556,000              1,701,000
                                Real Estate Other              64,713,000             49,601,000
                 Installment Loans to Individuals               2,702,000              2,965,000
                                                                ---------              ---------

                                            TOTAL            $118,716,000            $89,124,000
                                                              ===========            ===========
=================================================  ====================== ======================

The above table illustrates the Bank's emphasis on commercial and real estate lending. At December 31, 1995 and 1994 commercial loans comprised 40.2% and 39.1%, respectively, of the Bank's total loan portfolio. Construction and other real estate loans (combined) comprised 57.5% and 57.6% on those same dates. Management is aware of the risk factors in making commercial and real estate loans and is continuously monitoring the local marketplace as well as performing annual reviews of this portfolio.

The Bank makes commercial loans primarily to small and medium sized businesses and to professionals located within Sonoma County. While the Bank emphasizes commercial lending, management does not believe that there is any significant concentration of commercial loans to any specific type of business or industry.

The Bank originates loans guaranteed by the U.S. Small Business Administration ("SBA"). The guaranteed portion of each loan, typically ranging from 70% to 90%, may be sold to outside investors, usually at a price in excess of par. The remaining unguaranteed portion is retained in the Bank's loan portfolio. The Bank follows the same internal credit approval process when approving an SBA loan as when approving other loans. The majority of the Bank's SBA loans are secured by real estate. These loans are reported in the chart above as Commercial Loans.

While SBA loans generally have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have a higher loan-to-value ratio than the Bank typically accepts. This risk is mitigated by the majority of the loans being secured by real estate. If a default on a SBA loan were to occur, the Bank would share proportionally in the collateral supporting the loan with the SBA which guarantees the loan. At December 31, 1995, the Bank held $35,413,000 in SBA loans of which $19,218,000 represented the unguaranteed portions of the SBA loans and $16,195,000 was guaranteed by the SBA. At December 31, 1994, the Bank held $16,459,000 in SBA loans of which $12,620,000 represented the unguaranteed portion of the SBA loans and $3,831,000 was guaranteed by SBA. There were four SBA loans totalling $213,000 (Bank's unguaranteed portion) more than 90 days past due, all of which had been placed on nonaccrual status, as of December 31, 1995. The unguaranteed portions are analyzed separately when reviewing the adequacy of the allowance for loan losses.

Real estate construction loans are made primarily for single family residences and commercial properties valued at under $1,500,000 located within Sonoma County. Construction loans are made to "owner/occupied" and "owner/users" of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. Loan-to-value ratios on construction loans depend upon the nature of the property. The Banks's policy is to require that the loan-to-value ratio ranges from 65% to 75% and that the borrower have a cash equity interest in the land ranging from 25%-50%. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. The Bank mitigates much of this risk by requiring the borrower to procure take-out financing prior to funding the loan. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio, and on the earnings and financial condition of the Bank.

Other real estate includes loans which are secured by real estate and not classified as a construction loan or SBA loan. The majority of these loans are secured by commercial real estate.

Prior to early 1995, the Bank originated residential mortgage loans with the intent to sell them to the Federal Home Loan Mortgage Corporation (FHLMC) or outside investors at a price approximating par value. These loans were sold without recourse to the Bank. The Bank either sold these loans on a servicing released basis or retained the servicing function. The Bank sold approximately $6,389,000 in real estate mortgages during 1994. During 1995, this market was no longer active and the Bank discontinued marketing residential mortgage loans with the intention of selling them. The Bank did originated $1.5 million in residential mortgage loans in 1995 and $2.2 million in mortgage loans in 1994 which were held as portfolio loans at year end (Real Estate - Other).

Home equity lines of credit, included in real estate - other, equalled 5.0% of the total loan portfolio at December 31, 1995. These loans are secured primarily by second trust deeds on single family residences. The Bank typically requires a loan-to-value ratio of no more than 80% for home equity loans. The rates are adjustable monthly based on the Bank's internal reference rate, and terms do not exceed ten years.

The Bank has a small portfolio of consumer loans, equaling 2.3% of the total loan portfolio at December 31, 1995. Personal lines of credit and overdraft protection are offered to customers. During 1995 the Bank sold its credit card portfolio which averaged $350,000 in balances in 1994. Regular underwriting procedures are followed depending upon the type of loans. Revolving lines are reviewed every two years.

It is the Bank's policy to collateralize all loans unless, in management's estimation, the credit worthiness, cash flow and character of the borrower justify extension of credit on an unsecured basis. Management recognizes the inherent risk in making unsecured loans, but in management's judgement, such unsecured loans are justified based on the credit worthiness and financial strength of the borrowers. Management believes that its secured loans are adequately collateralized to minimize loss in the event of default in payment of interest or principal or decline in collateral values. In making collateralized loans, the Bank's policy establishes a maximum loan to collateral value ratio of from 50% to 100%, depending on the type of collateral and the other factors supporting the loan.

The following table summarizes the Bank's loan maturities, by loan type, at December 31, 1995. The loans, which includes loans held for sale, are categorized by the maturity of the final installment.

                                                  Over 1 Year
                                   1 year           through             Over 5
                                   or Less          5 Years             Years               Total
                  Commercial       $12,551,000       $13,447,000         $36,071,000         $62,069,000
   Real Estate -Construction         2,845,000           711,000                   0           3,556,000
          Real Estate -Other         5,595,000        12,674,000          46,444,000          64,713,000
           Installment Loans           946,000         1,351,000             405,000           2,702,000
                                       -------         ---------             -------           ---------

                       TOTAL       $21,937,000       $28,183,000         $82,920,000        $133,040,000
                                   ===========       ===========         ===========        ============
============================  ================  ================  ==================  ==================

Of the total loans due in more than one year, $8,754,000 were at fixed interest rates and $102,349,000 were at adjustable interest rates at December 31, 1995.

Interest Rate Sensitivity

The Bank attempts to lend at competitive interest rates and to reduce exposure to interest rate fluctuations by making most of its loans at adjustable interest rates.

The following table summarizes the Bank's loan portfolio, including SBA loans held for sale, by contractual repricing frequency, by loan type, at December 31, 1995. SBA loans held for sale are considered commercial loans for this analysis. Most of the SBA loans are secured by real estate.



                                                   Over 3 Months       Over 1 Year
                                3 Months or           through            through            Over 5
                                    Less              1 Year             5 Years             Years               Total
                  Commercial       $58,858,000           $2,241,000          $505,000           $465,000          $62,069,000
   Real Estate -Construction           350,000            3,206,000                 0                  0            3,556,000
          Real Estate -Other        16,350,000           38,508,000         7,653,000          2,202,000           64,713,000
           Installment Loans         2,702,000                    0                 0                  0            2,702,000
                                     ---------                    -                 -                  -            ---------

                       TOTAL       $78,260,000          $43,955,000        $8,158,000         $2,667,000         $133,040,000
                                   ===========          ===========        ==========         ==========         ============
============================  ================  =================== =================  =================  ===================


Interest rate risk is reduced through the practice of making variable interest rate loans which are tied to an outside rate index. These loans "float", or adjust their rate as the interest rate environment changes. As of December 31, 1995 and 1994 approximately 90% and 87% respectively of the Bank's loan portfolio was comprised of loans with adjustable rates.

Allowance for Loan Losses

In accordance with its policy, the Bank maintains an allowance for loan losses to provide for losses in the loan portfolio. The allowance for loan losses is reviewed monthly and is based on an allocation for each loan category (e.g. Real Estate, Commercial), an allocation of undisbursed commitments, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition, management considers such factors as known loan problems, historical loan loss experience, loan concentrations, loan loss experience in the banking industry, evaluations made by bank regulatory agencies, assessment of economic conditions and other appropriate data to identify risks in the loan portfolio. Based upon the analysis of the allowance for loan losses, the Bank has increased the allowance by 17.9% to $1,676,000 at December 31, 1995 compared to $1,421,000 in 1994. The provision for loan losses for the year ended December 31, 1995 was $250,000 as compared to $280,000 in 1994.

Depending on future evaluations of the allowance in connection with regulatory examinations, any changes in the factors management reviews as described above, and the amount of any loan losses that may be incurred, further increases may be made in accordance with the Bank's policy, and such increases will have an adverse effect on earnings. Management attempts to reduce exposure to loss from adverse economic conditions through portfolio diversification among businesses and types of borrowers. In 1995 nine loans totalling $102,000 were charged-off and $107,000 was recovered during the year on loans which had been previously charged-off. During 1994 the Bank charged-off seven consumer loans totalling $16,000, and recovered $44,000 on commercial and real estate-other loans. In 1993 the Bank charged-off five loans totalling $212,000, including three commercial loans aggregating $204,000.

The following table sets forth the changes in the allowance for loan losses and the relationship to loans outstanding at the end of those periods.









                                                                          Year Ended December 31
                                                                        1995                 1994
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of Period                                             $1,421,000           $1,113,000
Provision for Loan Losses Charged to Operating Expense                        250,000              280,000
Less Charge-Offs
  Real Estate - Other                                                          72,000                    0
  Consumer loans                                                               30,000               16,000
                                                                               ------               ------
    Total Charge-offs                                                         102,000               16,000
                                                                              -------               ------
Recoveries
  Commercial                                                                   79,000               20,000
  Real Estate - Other                                                          24,000               24,000
  Consumer                                                                      4,000                 0
                                                                             --------             -----
    Total Recoveries                                                          107,000               44,000
                                                                              -------               ------
Net Charge-offs/(Recoveries)                                                  (5,000)             (28,000)
                                                                              -------             --------
Balance at the End of the Period                                           $1,676,000           $1,421,000
                                                                           ==========           ==========

Total Loans Outstanding at End of Period                                 $118,716,000          $89,124,000
                                                                         ============          ===========
Ratio of Ending Allowance to Ending Loans Outstanding                            1.4%                 1.6%
                                                                                 ====                 ====
AVERAGE TOTAL LOANS                                                      $114,819,000          $90,341,000
                                                                         ============          ===========
Ratio of Net Charge-offs to Average
Loans Outstanding During the Period                                         (0.00004)            (0.00031)
                                                                            =========            =========
=============================================================== ==========================================

The following table sets forth the allocation of the allowance for loan losses by loan type as of December 31, 1995 and 1994. The allocation of the allowance will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed. It should not be construed that the amount allocated to a particular segment is the only amount available for future charge-offs that might occur within that segment, since the allowance is a general reserve. In addition, the amounts allocated by segment may not be indicative of future charge-off trends.



                                                December 31, 1995                   December 31, 1994
                                                            % of Loans                          % of Loans
               Category                     Amount            in each            Amount           in each
                                                            Category to                         Category to
                                                               Total                               Total
                          Commercial         $  788,000          46.7%          $524,000          39.1%
             Real Estate -Construction          166,000           2.7            117,000           1.9
                    Real Estate -Other          682,000          48.6            683,000          55.7
                     Installment Loans           40,000           2.0             97,000           3.3
                                                 ------          ---------       ------        -------

                                 TOTAL       $1,676,000         100.0%        $1,421,000         100.0%
                                             ==========          ======        ==========        ======
======================================  ===============  =================  ================ =================

Non-Performing and Impaired Loans

Loans are generally placed on nonaccrual status when the borrowers are past due 90 days or when payment in full of principal or interest is not expected. At the time a loan is placed on nonaccrual status, any interest income previously accrued but not collected is reversed. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest. The Bank considers a loan impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. This policy is generally consistent with the Bank's nonaccrual loan policy as described above.

The following table sets forth loans past due 90 days or more and non-accrual loans as of the dates indicated.


                                  December 31,
               Days Past Due                           1995                     1994
                                 90 and over                       $0                       $0
                                 Non-accrual                  398,000                  201,000
                                                              -------                  -------

                                       Total                 $398,000                 $201,000
                                                             ========                 ========
                      Percent of Total Loans                     0.3%                     0.2%
                                                                 ====                     ====
                              Impaired Loans                 $398,000                      N/A
============================================  =======================  =======================

The amount of interest that would have been recorded for the loans on non-accrual at December 31 of the year totaled approximately $30,000 in 1995 and $21,000 in 1994.

On December 31, 1995, the Bank had $398,000 in non-accrual loans of which $329,000 was collateralized by real estate. The unsecured loan was an SBA loan for $69,000 of which $62,000 is guaranteed by the SBA. As of December 31, 1994, the $201,000 of non-accrual loans consisted of one commercial loan totalling $31,000 and four real estate-other loans totalling $170,000

Potential non-performing loans are identified by management as part of its ongoing evaluation and review of the loan portfolio. Based on such reviews as of December 31, 1994, management has no knowledge of information about any loan which causes management to have doubts about the borrowers' ability to comply with present repayment terms, such that the loan might subsequently be classified as non-performing.

Other Real Estate Owned

The Bank held no other real estate owned during 1995. In late January 1996, the Bank obtained title to commercial real estate property located in Moraga, California. This real estate supported a SBA loan in which the Bank held a 25% interest. The Bank's recorded $77,000 as the OREO fair market value of the Bank's interest in the property.

The Corporation and Bank acquired title to approximately 42 acres of land in March of 1992 through foreclosure proceedings on one loan. The amount of the loan at the time of foreclosure was $780,000. Improvement costs totalling $64,000 were capitalized. In 1994, this property was sold resulting in a gain of $98,000, which was recorded as other income in the financial statements.

Deposits

The Bank obtains deposits primarily from shareholders, local businesses, loan customers and personal contacts by its business development staff, officers and directors. The Bank does not have any brokered deposits.

At December 31, 1995, deposits totalled $154,221,000, which was an increase of 38.8% from December 31, 1994. Non-interest bearing demand deposits totalled $23,017,000 at December 31, 1995 as compared to $21,197,000 at December 31, 1994. Although these deposits do not bear interest, some of the account holders utilize the Bank's analysis system which gives earnings credits for their collected average balances based on 100% of the 91-Day T-Bill rate. The customer may then use those earnings credits towards various account services such as escrow accounting fees, courier services, payroll, and check printing paid to third party vendors. Two title companies maintain deposits at the Bank representing $2,985,000 in average balances during the fourth quarter of 1995 in accounts utilizing the analysis system. For these title companies, the Bank paid out $8,000 to third party vendors for escrow, courier and related services during the fourth quarter of 1995. See, "Non-Interest Expense." This equates to a 1.1% annual cost of funds, which can be compared to the Bank's overall annual cost of funds of 4.9% for 1995.

Most of the deposit growth at the Bank in 1995 was in the time deposit category, and, to a lesser extent in money market deposits. Time deposits increased $38.2 million or 135% in 1995, while money market deposits increased $5.9 million or 13% from December 31, 1994 to December 31, 1995. In early 1995, the Bank offered higher rates on time deposits in order to fund loan demand. The growth in deposits occurred mainly in this category with time deposits increasing from $28,348,000 at December 31, 1994 to $66,533,000 at year end 1995. This shift to time deposits bearing a higher rate than other types of deposits increased the Bank's overall cost of funds. See, "Net Interest Income."

Average balances held in savings and money market rate accounts increased from $43,363,000 to $54,925,000 during 1995. The Bank's Sonoma Investor Reserve account has been very popular, since it was tied to the 90-day Treasury Bill and repriced on a weekly basis. During 1994, when the rate on the Sonoma Investor Reserve exceeded the rates offered on time deposits, depositors moved funds to this account. It provided immediate access to their funds and yielded a higher return.

Management attempts to reduce risks from fluctuating interest rates by limiting the maturities on certificates of deposit. The following table sets forth, by time remaining to maturity, the Bank's time certificates of deposit as of December 31, 1995:


                                                $100,000 and Over            Less than $100,000
                                                  Amount         Pct        Amount           Pct
======================================================================================================
                         Three Months or Less    $3,912,000     20.2        $8,474000         18.0
                                3 to 6 months     3,506,000     18.1        8,180,000         17.3
                           6 months to 1 year     5,712,000     30.0       16,176,000         34.3
                                  Over 1 year     6,201,000     32.1       14,372,000         30.4
                                                 ----------     ----       ----------         ----

                                        Total   $19,331,000    100.0      $47,202,000        100.0
                                                ===========    =====      ===========        =====
======================================================================================================

At December 31, 1995, certificates of deposit of $100,000 or more months constituted approximately 12.5% of total deposits. The holders of these deposits are primarily local customers of the Bank. While these deposits are rate sensitive, the Bank believes they are stable deposits, as they are obtained primarily from customers with other banking relationships with the Bank.

Investment Portfolio

At December 31, 1995 and 1994 the Bank held the following investments:



                                  December 31,
                                    1995 1994
===========================================================================================
                   U.S. Treasury Securities             $10,756,000           $1,970,000
                     Fannie Mae Discount Note                     0              985,000
                        Federal Reserve Stock               123,000              117,000
                                                            -------              -------

                                        Total           $10,879,000           $3,072,000
                                                        ===========           ==========
                           Securities Pledged              $500,000             $500,000
                                                           --------             --------
===========================================================================================

The Bank's investments in U.S. Treasury securities totalled $10,756,000 at December 31, 1995, which investment had a total par value of $10,750,000. On December 28, 1995, $10 million was invested in U.S. Treasury securities with a maturity of January 4, 1996 at a yield of 3.7%. The funds were then reinvested in Fed Funds Sold. The remaining treasury investment of $750,000 matures on November 30, 1996 and yields 5.9% to the Bank. The yield on average investments equalled 5.47% during 1995 compared to 5.1% in 1994.
See, "Net Interest Income."

The Federal Reserve Bank stock has a yield of 6.0%.

Investments are carried at amortized cost. All debt securities are held to maturity. The market value of securities equalled $10,882,000 at December 31, 1995 and $3,060,000 at December 31, 1994.

Bankers' acceptances are considered investments for financial statement purposes. These are short term instruments purchased through correspondent banks and the rates are typically higher than federal funds rates. Maturities vary from one to six months. For regulatory purposes, bankers' acceptances are classified in the loan portfolio. As of December 31, 1995 and 1994, the Bank had no balances in bankers' acceptances but there were balances during both years.

Liquidity - Consolidated

Liquidity is a bank's ability to meet possible deposit withdrawals, to meet loan commitments and increased loan demand, and to take advantage of other investment opportunities as they arise. The Bank's liquidity practices are defined in both the Asset and Liability Policy and the Investment Policy. These policies define acceptable liquidity measures in terms of ratios to total assets, deposits, liabilities and capital. In addition, these policies includes acceptable ranges for the bank's loans-to-deposits ratio. The Bank also compares its liquidity position and ratios to its peer group.

The Bank is required to maintain specific reserve balances with the Federal Reserve Bank. This is monitored on a daily basis to assure compliance with regulatory requirements. The Office of the Comptroller of the Currency ("OCC") also requires the Bank to establish adequate liquidity policies and practices. Although defined liquidity percentages are not specified in the OCC's regulations, they have been incorporated in the Bank's policies and procedures.

Cash and due from banks, federal funds sold and time certificates of deposit totalled $21,427,000 or 12.8% of total assets at December 31, 1995. If the one week U.S. Treasury for $10,000,000 recorded at year end is included, the ratio increases to 18.8%, which is similar to the Bank's liquidity position over the last several years, and comparable to other financial institutions in its asset size range.

At December 31, 1994, cash and due from banks, interest bearing deposits in other banks and federal funds sold totaled $24,197,00, constituting 19.9% (21.8% including short term investments) of the total assets at that date. At December 31, 1995 and 1994 the Bank's ratio of loans-to-deposits (including loans held for sale) was 84.0% and 81.1% respectively.

The Bank has three federal funds lines of credit totalling $9,000,000 with three institutions ($3,000,000 each). These lines are available on a short term basis to meet any cash demands that may arise.

The Bank funded loan growth during 1995 through increased interest-bearing deposits. The cost of funds has been negatively impacted by economic factors in both 1995 and 1994. Deposits increased during both years largely due to deposit campaigns which offered higher rates. During 1994, the deposit growth occurred in money market accounts which had a higher yield than time certificates, and the funds were also readily accessible to the depositor. During 1995 rates on time deposits increased and the Bank was able to attract new time deposits.

The following table represents the Corporation's interest rate sensitivity profile as of December 31, 1995. Assets, liabilities and shareholders' equity are classified by the earliest possible repricing opportunity or maturity date, whichever first occurs.


                                                             Over 3 months    Over 1 year       Non-rate
              Balance Sheet                    Through 3        through        through 5      Sensitive or       Total
                (In 000's)                      months           1 year          years        Over 5 years
------------------------------------------  ---------------  --------------  --------------  -------------- ----------------
                  Assets
Time Deposits-other financial institutions             $387          $4,752                                           $5,139
                            Fed funds sold            5,000                                                            5,000
                     Investment securities            9,996             760                            $123           10,879

             Loans and loans held for sale           78,260          43,955          $8,158           2,667          133,040
Non-interest-earning assets (net of allowance for                                                    12,904           12,904
                              loan losses)
                                                    $93,643         $49,467          $8,158         $15,694         $166,962
                                            ===============  ==============  ==============  ============== ================
    Liabilities & Shareholders Equity
           Time Deposits $100,000 and over           $3,912          $9,218          $6,201                          $19,331
       All other interest-bearing deposits           73,531          24,356          13,986                          111,873
          Non-interest bearing liabilities                                                          $23,017           23,017
  Other Liabilities & Shareholders' Equity                                                           12,741           12,741
                                                    $77,443         $33,574         $20,187         $35,758         $166,962
                                            ===============  ==============  ==============  ============== ================
             Interest Rate Sensitivity (1)          $16,200         $15,893       ($12,029)       ($20,064)
      Cumulative Interest Rate Sensitivity          $16,200         $32,093         $20,064              $0
==========================================  ===============  ==============  ==============  ============== ================

(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.

The Bank is asset sensitive. In a declining interest rate environment there is an immediate negative impact on the Bank's net interest margin, since assets reprice to lower rates more quickly than liabilities. In a raising interest rate environment, the Bank's earnings are positively affected immediately. The Bank continually monitors its interest rate sensitivity as part of the Bank's planning process.

The Corporation and the Bank do not at this time engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Liquidity - Parent Company Only

At present, the Corporation's primary sources of liquidity are from short term investments on its capital, proceeds from exercise of stock options, and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the OCC. Under such restrictions, the Bank may not presently pay dividends to the Corporation without notification to the OCC. In addition, the Federal Reserve Act prohibits the Bank from making loans to its "affiliates", including the Corporation, unless certain collateral requirements are met.

At December 31, 1995, the Corporation had non-interest and interest bearing cash balances of $180,000, which management believes is adequate to meet the Corporation's foreseeable operational expenses.

Return on Equity and Assets

The following table shows key financial ratios for the years ended December 31, 1995 and 1994:


                                                            Year Ended December 31,
                                                           1995                 1994
                          Return on Average Assets                 1.2%                 1.2%
                                 Return on Average

                              Shareholders' Equity                15.4%                14.2%
                      Average Shareholders' Equity
                    as a Percent of Average Assets                 7.9%                 8.2%
                             Dividend Payout Ratio                15.7%                33.3%
==================================================  ===================  ===================


Effects of Inflation

Inflation affects the Bank and the banking business generally because of its effect on interest rates and loan demand. To offset inflation and the resulting changes in interest rates and market demands, the Bank attempts to maintain liquid interest bearing assets and to manage its assets and liabilities such that they can be repriced within a short period of time. In addition to its effect on market conditions and interest rates, inflation increases the Corporation's cost of operations. The rate of inflation fell dramatically during 1991 and has maintained a very low annual rate through 1995.

Capital

The Corporation and the Bank are required by the Federal Reserve Board and the Comptroller of the Currency to maintain adequate capital. The Board of Governors of the Federal Reserve Bank has adopted risk-based capital guidelines for member banks and bank holding companies which provide minimum uniform capital adequacy requirements for bank holding companies. The OCC has also adopted additional capital requirements which are applicable to national banks, such as the Bank. See "Item 1, Description of Business, Supervision and Regulation-Capital Regulations."

The Bank's leverage capital ratio was 7.4% of its total assets, exceeding the amount of capital required under the minimum capital requirements. Under the "risk-based" capital methodology, the Bank's total risk-based capital ratio was 10.2% at December 31, 1995. The minimum acceptable level at December 31, 1995 was 8.0%.

Income Taxes

The 1995 provision for income tax equalled $1,338,000, which included a state tax provision of $373,000. The overall effective tax rate was 43.7% during 1995. See, "Item 7, Consolidated Financial Statements, Note 6." The provision for federal income taxes for 1994 was $973,000, and the state provision was $271,000. The overall effective tax rate for 1994 was 42.0%.

ITEM 7.

Financial Statements



                                            REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Northern Empire Bancshares and Subsidiary:

We have audited the consolidated balance sheets of Northern Empire Bancshares and Subsidiary (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





/Coopers & Lybrand L.L.P./
San Francisco, California
January 19, 1996



NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
as of December 31, 1995 and 1994







                                   ASSETS                                                    1995                      1994
Cash and equivalents:
Cash and due from banks                                                           $          11,288,000       $         6,042,000
Federal funds sold                                                                            5,000,000                11,924,000
                                                                                  ---  ----------------       --- ---------------

Total cash and equivalents                                                                   16,288,000                17,966,000

Certificates of deposits in other financial institutions                                      5,139,000                 6,231,000

Investment securities (market value: 1995 - $10,882,000; 1994 - $3,060,000)                  10,879,000                 3,072,000

Loans held for sale                                                                          14,324,000                 3,831,000

Loans receivable, net                                                                       115,263,000                86,285,000

Leasehold improvements and equipment, net                                                       747,000                   677,000

Accrued interest receivable and other assets                                                  4,322,000                 3,714,000
                                                                                  ---  ----------------       --- ---------------


Total assets                                                                      $         166,962,000       $       121,776,000
                                                                                  ===  ================       === ===============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                                          $         154,221,000       $       111,083,000
Accrued interest payable and other liabilities                                                  759,000                   494,000
                                                                                  ---  ----------------       --- ---------------

Total liabilities                                                                           154,980,000               111,577,000
                                                                                  ---  ----------------       --- ---------------








                                                                                  ---  ----------------       --- ---------------

Commitments and contingencies (Note 10).

Shareholders' equity:
Preferred stock, no par value; authorized, 10,000,000 shares;
                                                  none issued or outstanding                 -                         -
Common stock, no par value; authorized, 20,000,000 shares; shares issued and
outstanding, 1,388,355 in 1995 and 1,253,350 in 1994                                          7,433,000                 6,489,000
Retained earnings                                                                             4,549,000                 3,710,000
                                                                                  ---  ----------------       --- ---------------

Total shareholders' equity                                                                   11,982,000                10,199,000
                                                                                  ---  ----------------       --- ---------------

Total liabilities and shareholders' equity                                        $         166,962,000       $       121,776,000
                                                                                  ===  ================       === ===============

The accompanying notes are an integral part of these financial statements.
                                                           46



NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
for the years ended December 31, 1995 and 1994




                                                                                               1995                     1994


Interest income:
Loans                                                                                  $       11,925,000      $       8,500,000
Certificates of deposits in other financial institutions                                          354,000                187,000
Federal funds sold and investment securities                                                      767,000                533,000
                                                                                       -- ---------------      ---  ------------


Total interest income                                                                          13,046,000              9,220,000

Interest expense                                                                                5,481,000              3,101,000
                                                                                       -- ---------------      ---  ------------

Net interest income before provision for loan losses                                            7,565,000              6,119,000

Provision for loan losses                                                                         250,000                280,000
                                                                                       -- ---------------      ---  ------------

Net interest income after provision for loan losses                                             7,315,000              5,839,000
                                                                                       -- ---------------      ---  ------------

Other income:
Service charges on deposits                                                                       306,000                296,000
Gain on sale of loans                                                                             715,000              1,287,000
Other                                                                                             581,000                563,000
                                                                                       -- ---------------      ---  ------------

Total other income                                                                              1,602,000              2,146,000
                                                                                       -- ---------------      ---  ------------

Other expenses:
Salaries and employee benefits                                                                  3,186,000              2,776,000
Occupancy                                                                                         698,000                637,000
Equipment                                                                                         283,000                375,000
Outside customer services                                                                         218,000                208,000
Deposit and other insurance                                                                       240,000                335,000
Professional fees                                                                                 130,000                163,000
Advertising                                                                                       165,000                235,000







Other                                                                                             939,000                937,000
                                                                                       -- ---------------      ---  ------------

Total other expenses                                                                            5,859,000              5,666,000
                                                                                       -- ---------------      ---  ------------

Income before income taxes                                                                      3,058,000              2,319,000

Provision for income taxes                                                                      1,338,000                973,000
                                                                                       -- ---------------      ---  ------------

Net income                                                                             $        1,720,000      $       1,346,000
                                                                                       == ===============      ===  ============


Common stock earnings per share                                                        $             1.27      $            1.08
                                                                                       == ===============      ===  ============

Average common shares outstanding for net income per share calculation                          1,349,803              1,245,735
                                                                                       == ===============      ===  ============

The accompanying notes are an integral part of these financial statements.
                                                           48


NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 1995 and 1994








                                                           Common Stock
                                                                                                   Retained
                                                                                                   Earnings
                                                 -------------------------------------         ----------------
                                                       Shares               Amount                                    Total
                                                 -  ------------      -- -------------                                ------

Balance, December 31, 1993                             1,136,108      $      5,563,000         $      3,334,000       $8,897,000

Cash dividend paid ($.36 per share)                     -                    -                        (430,000)         (430,000)

Stock options exercised                                   58,260               386,000                -                  386,000

Stock dividend                                            58,982               540,000                (540,000)            -

Net income                                                                                            1,346,000        1,346,000
                                                    ------------      -- -------------         -- -------------      -------------

Balance, December 31, 1994                             1,253,350             6,489,000                3,710,000       10,199,000

Cash dividend paid ($.20 per share)                       -                    -                      (266,000)         (266,000)

Stock options exercised                                   69,015               329,000                  -                329,000

Stock dividend                                            65,990               615,000                (615,000)            -

Net income                                                                                            1,720,000        1,720,000
                                                    ------------      -- -------------         -- -------------      -------------

Balance, December 31, 1995                             1,388,355      $      7,433,000         $      4,549,000      $11,982,000
                                                    ============      == =============         == =============      =============


The accompanying notes are an integral part of these financial statements.
                                                           49


NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1995 and 1994





                                                                                            1995                       1994
Cash flows from operating activities:

Net income                                                                        $           1,720,000       $         1,346,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of other real estate owned                                                        -                         (98,000)
Provision for loan losses                                                                       250,000                   280,000
Depreciation, amortization and accretion                                                        113,000                   228,000
Net increase in deferred loan fees and discounts                                                359,000                   540,000
Deferred income taxes                                                                         (185,000)                    28,000
Loans originated for sale                                                                  (20,330,000)              (28,759,000)
Cost of loans sold                                                                            9,837,000                26,288,000
Increase in interest receivable and other assets                                              (424,000)               (1,328,000)
Increase in accrued interest payable and other liabilities                                      265,000                   163,000
                                                                                  ----- ---------------       ---  --------------

Net cash used in operating activities                                                       (8,395,000)               (1,312,000)
                                                                                  ----- ---------------       ---  --------------

Cash flows from investing activities:
Purchase of investment securities                                                          (24,191,000)               (2,854,000)
Maturities of investment securities                                                          16,500,000                   500,000
Net decrease (increase) in deposits in other financial institutions                           1,092,000               (2,486,000)
Net increase in loans receivable                                                           (29,588,000)               (6,833,000)
Purchase of leasehold improvements and equipment, net                                         (297,000)                 (143,000)
Proceeds on sale of other real estate owned                                                    -                        1,001,000
Investment in other real estate owned                                                          -                         (21,000)
                                                                                  ----- ---------------       ---  --------------

Net cash used in investing activities                                                      (36,484,000)              (10,836,000)
                                                                                  ----- ---------------       ---  --------------

Cash flows from financing activities:
Net increase in deposits                                                                     43,138,000                13,751,000
Payment of cash dividend                                                                      (266,000)                 (430,000)







Stock options exercised                                                                         329,000                   386,000
                                                                                  ----- ---------------       ---  --------------

Net cash provided by financing activities                                                    43,201,000                13,707,000
                                                                                  ----- ---------------       ---  --------------

Net (decrease) increase in cash and cash equivalents                                        (1,678,000)                 1,559,000

Cash and cash equivalents at beginning of year                                               17,966,000                16,407,000
                                                                                  ----- ---------------       ---  --------------

Cash and cash equivalents at end of year                                          $          16,288,000       $        17,966,000
                                                                                  ===== ===============       ===  ==============

Other cash flow information:
Interest paid                                                                     $           5,265,000       $         3,093,000
                                                                                  ===== ===============       ===  ==============

Income taxes paid                                                                 $           1,515,000       $         1,074,000

                                                                                  ===== ===============       ===  ==============

The accompanying notes are an integral part of these finanical statements.

1.       Summary of Significant Accounting Policies:
Organization:
Northern Empire Bancshares (the Company) is a bank holding company which conducts its primary business through its wholly owned subsidiary, Sonoma
National Bank (the Bank), a commercial bank located in Sonoma County, California. All significant intercompany transactions and accounts have been eliminated in consolidation.

Nature  of  Operations:
The Company primarily operates three branches in suburban communities in Sonoma County. The company's primary source of revenue is providing commercial and real estate loans to customers, who are predominantly small and middle-market businesses. The cost of funds relate to various deposit products offered to these same businesses and individuals.
Use of Estimates in the Preparation of Financial  Statements:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents:
For the purposes of reporting cash flows, cash and equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold overnight. Substantially all cash and cash equivalents held in other financial institutions exceed existing deposit insurance coverage.
Investment Securities:
In accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which was adopted by the Company on January 1, 1994, all investment securities are classified as held-to-maturity because management has the positive intent and ability to hold all of the debt securities until maturity. Accordingly, these securities are carried at their remaining unpaid principal balances, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the level yield method over the estimated remaining term of the underlying security.
                                                           51

Loans Receivable:
Loans held for investment are carried at amortized cost. The Company's loan portfolio consists primarily of commercial and installment loans generally collateralized by first and second deeds of trust on real estate as well as business assets and personal property.

Interest income is accrued daily on the
outstanding loan balances using the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due 90 days and when full payment of principal or interest is not expected. At the time a loan is placed on nonaccrual status, any interest income previously accrued but not collected is reversed. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Company charges loan origination and commitment fees. Net loan origination fees are deferred and amortized to interest income over the life of the loan. Loan commitment fees are amortized to interest income over the commitment period.

Sales  and  Servicing  of Small Business  Administration  (SBA) Loans:
The Company originates loans to customers under SBA programs that generally provide for SBA guarantees of 70% to 90% of each loan. The Company generally sells the guaranteed portion of each loan to an investor and retains the unguaranteed portion in its own portfolio. Funding for the SBA programs depend on annual appropriations by the U.S. Congress.

Gains on these sales are earned through the sale of the guaranteed portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. The Company allocates the carrying value of such loans between the portion sold, the portion retained and a value assigned to the right to service the loan. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a method which approximates the interest method. The value assigned to the right to service the loan is also amortized over the estimated life of the loan.

Allowance for Loan Losses:
The Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FAS 118, on January 1, 1995. Under these new standards, a loan is considered impaired if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Any allowance for losses on impaired loans are to be measured under one of three methods. Since almost all of the Company's loans are collateral dependent, the calculation of the impaired loans is generally based on the fair value of the collateral. The adoption of SFAS No. 114 did not result in any additional provision for credit losses at January 1, 1995. Income recognition on impaired loans conforms to the method the Company uses for income recognition on nonaccrual loans.

An allowance for loan losses is maintained at a level deemed appropriate by management to provide for known losses as well as unidentified losses in the loan portfolio. The allowance is based upon management's assessment of various factors affecting the collectibility of the loans including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and continuing review of the portfolio of loans and commitments. The allowance is increased by provisions charged to income and reduced by net charge-offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates.

Other Real  Estate Owned:
Other real estate owned (OREO) consists of properties acquired through foreclosure and is stated at the lower of cost or fair value less estimated costs to sell. Development and improvement costs relating to the property are capitalized. Estimated losses that result from the ongoing periodic valuation of these properties are charged to current earnings with a provision for losses on foreclosed property in the period in which they are identified. The resulting allowance for OREO losses is decreased when the property is sold. Operating expenses of such properties, net of related income, are included in other expenses. Gains and losses on disposition of OREO are included in other income.

Leasehold  Improvements and Equipment:
Leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line basis over the shorter of the estimated useful lives of the assets or the term of the lease.

Income Taxes:
The Company and the Bank file consolidated federal income tax returns and combined state tax returns for California and Arizona. Deferred income taxes reflect the estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Net  Income Per Common and Common  Equivalent  Share:
Net income per common and common equivalent share, adjusted for stock dividends, is calculated using the weighted average number of shares outstanding during the period, (1,349,803 and 1,245,735 shares in 1995 and 1994, respectively).

Reclassifications:
Certain amounts in the 1994 financial statements have been reclassified to conform with 1995 classifications.

2.  Investment  Securities:
The amortized cost and estimated market values of investment securities at December 31, 1995 and 1994 were as follows:


                                                                                           1995
                                                  ----------------------------------------------------------------------------------
                                                                          Unrealized           Unrealized              Market
                                                                             Gains               Losses                 Value
                                                        Cost
                                                  -----------------      --------------      ---------------      ------------------
     Held to maturity - U.S. Treasury
     securities                                   $      10,756,000      $        4,000      $         1,000      $       10,759,000

     Other securities - Federal Reserve Bank
     stock                                                  123,000               -                   -                      123,000
                                                  --  -------------      --- ----------      --  -----------      --  --------------

                                                  $      10,879,000      $        4,000      $         1,000      $       10,882,000
                                                  ==  =============      === ==========      ==  ===========      ==  ==============
     Held-to-maturity:
     U.S. Government Agency Securities            $         985,000               -          $         1,000      $          984,000
     U.S. Treasury Securities                             1,970,000               -                   11,000               1,959,000
     Other securities:
     Federal Reserve Bank stock                             117,000               -                                          117,000
                                                  --  -------------      --- ----------      --  -----------      --  --------------

                                                  $       3,072,000               -          $        12,000      $        3,060,000

                                                  ==  =============      === ==========      ==  ===========      ==  ==============

Investment   securities  totaling  $500,000  at  December  31,  1995  and  1994, respectively, were pledged to secure certain deposits.

All investment securities held at December 31, 1995 have a contractual maturity of one year or less. There were no sales of investment securities in 1995 or 1994.

3. Loans and Allowance for Loan Losses:
Loans at December 31, 1995 and 1994 consisted of the following:


                                                                        1995                       1994






      Commercial loans                                         $         47,745,000       $        34,857,000
      Consumer installment loans                                          2,702,000                 2,965,000
      Real estate loans:
      Construction                                                        3,556,000                 1,701,000
      Other                                                              64,713,000                49,601,000
                                                               ---- ---------------       --- ---------------

                                                                        118,716,000                89,124,000

      Deferred loan fees and discounts                                  (1,777,000)               (1,418,000)
      Allowance for loan losses                                         (1,676,000)               (1,421,000)
                                                               ---- ---------------       --- ---------------

                                                               $        115,263,000       $        86,285,000
                                                               ==== ===============       === ===============


The Company's lending activities are concentrated primarily in Sonoma County. There were no industry or borrower group concentrations at December 31, 1995.

3.       Loans and Allowance for Loan Losses, continued:
A summary of activity in the allowance for loan losses is as follows:

                                                                   1995                           1994

      Balance, beginning of year                            $       1,421,000            $        1,113,000
      Provision for loan losses                                       250,000                       280,000
      Charge-offs                                                   (102,000)                      (16,000)
      Recoveries                                                      107,000                        44,000
                                                            --  -------------            --- --------------

      Balance, end of year                                  $       1,676,000            $        1,421,000
                                                            ==  =============            === ==============

There were six loans totaling $398,000 and five loans totaling $201,000 on nonaccrual status as of December 31, 1995 and 1994, respectively. Interest foregone on such loans totaled $30,000 in 1995 and $21,000 in 1994.

At December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $398,000, with a corresponding valuation allowance of $64,000. The average recorded investment in impaired loans in 1995 was $179,000. No interest income was recognized on impaired loans in 1995.

As discussed in Note 1, the Company originates loans guaranteed by the U.S. Small Business Administration (SBA). The Company sells to outside investors, usually at a price in excess of par, the guaranteed portion of these loans and retains the remaining unguaranteed portion in its loan portfolio. When the Company sells the guaranteed portion of such loans, it transfers the SBA guarantee to the buyer and retains the servicing function. At December 31, 1995 and 1994, the Company serviced $45,209,000 and $38,967,000 in loans guaranteed by the SBA of which the Company's retained interest in these loans range from 10% to 35%. The Company and the SBA share losses on these loans on a pro rata basis.

At December 31, 1995 and 1994, the Company serviced additional loans for others totaling $11,209,000 and $11,290,000, respectively.

4. Leasehold  Improvements and Equipment:
Leasehold improvements and equipment consisted of the following at December 31, 1995 and 1994:

                                                                        1995                     1994

Leasehold improvements                                        $           938,000       $          938,000
Furniture and equipment                                                 1,502,000                1,638,000
                                                              ---- --------------       --- --------------

Total                                                                   2,440,000                2,576,000

Less accumulated depreciation and amortization                        (1,693,000)              (1,899,000)
                                                              ---- --------------       --- --------------

Total                                                         $           747,000       $          677,000
                                                              ==== ==============       === ==============


Depreciation and amortization of approximately $226,000 and $336,000 were charged to expense for the years ended December 31, 1995 and 1994, respectively.

5.       Deposits:
Deposits consisted of the following at December 31, 1995 and 1994:

                                                                                    1995                     1994
           Deposits:

           Noninterest-bearing                                             $        23,017,000     $         21,197,000
           Interest-bearing:
           Money market rate                                                        49,913,000               44,005,000
           Savings                                                                   5,086,000                8,614,000
           Demand                                                                    9,672,000                8,919,000
           Certificates of deposit                                                  66,533,000               28,348,000
                                                                           --- ---------------     ---  ---------------

                                                                           $       154,221,000     $        111,083,000
                                                                           === ===============     ===  ===============


Certificates of deposits with balances of $100,000 or more totaled $19,331,000 and $8,616,000 at December 31, 1995 and 1994, respectively.

Certificates of deposit have remaining maturities at December 31, 1995 and 1994 as follows:


                                                                                    1995                   1994

          Three months or less                                             $       12,386,000     $        5,189,000
          Over three through six months                                            11,686,000              9,579,000
          Over six through twelve months                                           21,888,000             12,209,000
          Over twelve months                                                       20,573,000              1,371,000
                                                                           --  --------------     ---  -------------

          Total certificates of deposit                                    $       66,533,000     $       28,348,000
                                                                           ==  ==============     ===  =============


6.       Income Taxes:
The components of the provision for federal and state income taxes are as follows:

                                                                             1995                   1994

           Currently payable:
           Federal                                                  $        1,136,000      $       698,000
           State                                                               387,000              247,000
                                                                    ---- -------------      ---  ----------

           Total                                                             1,523,000              945,000
                                                                    ---- -------------      ---  ----------

           Deferred:
           Federal                                                           (171,000)                4,000
           State                                                              (14,000)               24,000
                                                                    ---- -------------      ---  ----------

           Total                                                             (185,000)               28,000
                                                                    ---- -------------      ---  ----------

           Total                                                    $        1,338,000      $       973,000
                                                                    ==== =============      ===  ==========


A reconciliation of the statutory tax rates to the effective tax rates is as follows:

                                                                              1995                 1994

         Statutory federal tax rate                                             35.0%                 34.0%
         State tax, net of federal income tax effect                              7.9                   8.3
         Other, net                                                               0.8                  (0.3)
                                                                    ---  ------------       --- -----------

                                                                                43.7%                  42.0%
                                                                    ===  ============       === ===========


The components of deferred income tax assets net of liabilities as of December 31, 1995 and 1994 are as follows:

                                                                               1995                  1994
                                                                             Deferred              Deferred
                                                                                Tax                   Tax
                                                                             Assets                Assets
                                                                     ----  ------------          ------------

          Loan loss reserves                                         $          508,000     $         423,000
          Deferred loan fees                                                    103,000               105,000
          State taxes, net of federal effect                                    297,000               138,000







          All others                                                            127,000               184,000
                                                                     ----  ------------     ---  ------------

          Total                                                      $        1,035,000     $         850,000

                                                                     ====  ============     ===  ============

7.       Stock Option Plan:
The Company's nonqualifying stock option plan provides for granting of stock options (up to 311,380 shares) to directors and officers to purchase shares of the Company's stock at a price not less than the fair market value on the date the option is granted. Options to outside directors vest at the time of grant. Options to officers and directors who are also officers vest over five years from the date of grant.

All options expire ten years from the date of grant. A summary of all stock option activity is as follows:

                                                                              Number               Option
                                                                                of                  Price
                                                                              Shares              Per Share
                                                                           ------------       ----------------

          Outstanding, December 31, 1993                                        210,008       $   5.00 -
                                                                                                  $8.53
          Granted                                                                 3,000           8.38

          Effect of 5% stock dividend                                             8,428           4.76 -
                                                                                                  8.12
          Expired                                                               (3,500)           7.00 -
                                                                                                  7.38
          Exercised                                                            (58,260)           4.76 -
                                                                                                  7.75
                                                                           ------------       --- ------------

          Outstanding, December 31, 1994                                        159,676           4.76 -
                                                                                                  8.12
          Effect of 5% stock dividend                                             4,526           4.53 -
                                                                                                  7.73
          Exercised                                                            (69,015)           4.76 -
                                                                                                  6.66
                                                                           ------------       --- ------------

          Outstanding, December 31, 1995                                         95,187       $   4.53 -
                                                                                                  7.73
                                                                           ============       === ============


In the aggregate, options to 95,187 and 159,676 shares were exercisable at December 31, 1995 and 1994, respectively. At December 31, 1995 and 1994, there were no options to purchase shares available for future grants.

In October 1995, the Financial Accounting Standards Board (FASB) issued financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation." Under the provisions of SFAS No. 123, the Company is encouraged, but not required, to measure compensation costs related to its employee stock compensation plans under the fair value method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the
                                                           58
vesting period. If the Company elects not to recognize compensation expense under this method, it is required to disclose the pro forma net income and earnings per share effects based on the SFAS No. 123 fair value methodology. SFAS No. 123 applies to financial statements for fiscal years beginning after December 15, 1995. Earlier implementation is permitted. The Company will implement the requirements of SFAS No. 123 in 1996 and will only adopt the disclosures provisions of this statement.

8. Deferred Compensation:

The Company has entered into deferred compensation agreements with two key officers and four board members. Under these agreements, the Company is obligated to provide for each such employee/director or their beneficiaries, during a period of 15 years after the employee's/director's death, disability, or retirement, annual benefits ranging from $75,000 to $100,000 for the employees and $13,000 to $55,000 for the directors. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred and amount accrued for this plan for the years ended December 31, 1995 and 1994 totaled $89,000 and $58,000, respectively. The Company is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 1995, the cash surrender value of these policies was $1,671,000, which is included in other assets.

9. Related Party Transactions:
The Company has and expects to have, in the future, banking transactions in the ordinary course of business with directors, officers and their associates. An analysis of the loans to related parties is as follows:

                                                                          1995                    1994

          Balance, beginning of year                             $        2,490,000      $        2,968,000
          Additions                                                       2,470,000               1,236,000
          Principal reductions                                            (379,000)             (1,714,000)
                                                                 ---- -------------      --- --------------

          Balance, end of year                                   $        4,581,000      $        2,490,000
                                                                 ==== =============      === ==============

The Company has entered into three operating leases for branch and office facilities with a shareholder or partnerships partially owned by Directors of the Company. Rental payments made under these leases were $304,000 and $287,000 for the years ended December 31, 1995 and 1994, respectively. Two of the leases require that rental payments will increase each year based on the consumer price index, and under certain circumstances, average deposits at the branch.

10.  Commitments and  Contingencies:
The Bank is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Bank's daily demand deposit balances. Required deposits held with the Federal Reserve averaged approximately $1,009,000 in 1995.

The future minimum noncancelable lease payments as of December 31, 1995 are as follows:

                                 1996                                                $          324,000
                                 1997                                                           316,000
                                 1998                                                           295,000
                                 1999                                                           202,000
                              Thereafter                                                        945,000
                                                                                     ----  ------------

                                 Total                                               $        2,082,000
                                                                                     ====  ============


Total rental expense for the years ended December 31, 1995 and 1994 was $478,000 and $447,000, respectively.

11.      Regulatory Capital Requirements:
The Bank is required by Office of the Comptroller of the Currency (OCC) and Federal Deposit Insurance Corporation (FDIC) guidelines to maintain various minimum capital ratios. At December 31, 1995, the Bank exceeded all applicable regulatory capital ratios.

The FDIC Improvement Act of 1991 (FDICIA) requires each federal banking agency to implement regulations governing "prompt corrective" actions for institutions that it regulates. In response to this requirement, the FDIC adopted final rules, effective December 19, 1992, based upon FDICIA's five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under FDICIA, the FDIC is required to take supervisory action against institutions that are not deemed either "well capitalized" or "adequately capitalized." At December 31, 1995, the Bank was considered "well capitalized."

Payment of dividends by the Bank is limited under regulations for national banks. The amount that can be paid in any calendar year without prior approval of the OCC cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or undivided profits. Therefore, the payment of dividends by the Company may also be limited.

The Bank is required to report certain financial information to its regulators. Differences can arise between the Bank's financial statements and the regulatory financial information reported because regulatory reporting requirements differ from generally accepted accounting principals (GAAP). A reconciliation of the Bank's GAAP net income and shareholder's equity to the amounts reported for regulatory purposes as of December 31, 1995 is as follows:

                                                                                              Bank Only
                                                                           ----------------------------------------------
                                                                                  Net                  Shareholder's
                                                                                Income                   Equity
                                                                           -----------------     ------------------------
       GAAP financial statement amounts                                    $       1,715,000     $        11,752,000
       Regulatory accounting adjustment, net of income tax impact                    206,000                (41,000)
                                                                           ---- ------------     ---- --------------


       Amounts reported for regulatory purposes (unaudited)                $       1,921,000     $        11,711,000
                                                                           ==== ============     ==== ==============


12.      Fair Values of Financial Instruments:
Fair value estimates are determined as of a specific date in time utilizing quoted market prices, where available, or various assumptions and estimates. As the assumptions underlying these estimates change, the fair value of the financial instruments will change. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Additionally, the Bank has not disclosed highly subjective values of other non-financial instruments. Accordingly, the aggregate fair value amounts presented do not represent and should not be construed to represent the full underlying value of the Company. The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash  and  Cash  Equivalents:

The  carrying  value  of cash  and cash
equivalents approximates fair value due to the relatively short-term nature of these instruments.

Investment  Securities,  Held to  Maturity:

Fair value of securities and investments is based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans Receivable:

In order to determine the fair values for loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on the carrying values. The fair values of other loans are estimated using discounted cash flow analyses. The discount rates used in these analyses are generally based on origination rates for similar loans of comparable credit quality. Maturity estimates of installment loans are based on historical experience with prepayments.

Deposits:

The fair values for deposits, subject to immediate withdrawal such as interest and noninterest bearing, and savings deposit accounts, are equal to the amount payable on demand at the reporting date (i.e., their carrying amount on the balance sheet). Fair values for fixed-rate certificates of deposits are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

Off-Balance  Sheet  Instruments:

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties.




                                                                                December 31, 1995
                                                                    ----------------------------------------
                                                                          Carrying                 Fair
                                                                           Amount                  Value
                                                                    -  --------------      -- --------------
Financial assets:

Cash equivalents and certificates of deposits                       $      21,427,000      $      21,440,000
Investments securities                                                     10,879,000             10,882,000
Loans held for sale                                                        14,324,000             15,685,000
Loans receivable, net                                                     115,263,000            116,184,000
                                                                    -  --------------      -- --------------

                                                                          161,893,000            164,191,000
                                                                    -  --------------      -- --------------
Financial liabilities:
Deposits                                                            $     154,221,000      $     154,577,000
                                                                    -  --------------      -- --------------

Off-balance sheet financial instruments:
Commitments to extend credit                                                  -                      130,000
Standby letters of credit                                                     -                       15,000
                                                                    -  --------------      -- --------------

                                                                              -            $         145,000
                                                                    -  --------------      -- --------------

13.      Financial Instruments with Off-Balance Sheet Risk:
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. To date, these financial instruments include commitments to extend credit and standby letters of credit which involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The Company generally requires collateral or other security to support commitments to extend credit.

Standby letters of credit are performance assurances made on behalf of customers who have a contractual obligation to produce or deliver goods or services or otherwise perform. Credit risk in these transactions arises from the possibility that a customer may not be able to repay the Bank if the letter of credit is drawn upon. As with commitments to extend credit, the Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if any, is based on management's credit evaluation of the counter-party.

At December 31, 1995 and 1994, loan commitments totaled $12,951,000 and $14,012,000, respectively and standby letters of credit totaled $1,486,000 and $823,000, respectively.

14.      Parent Company Only Condensed Financial Information:
The condensed financial statements of Northern Empire Bancshares (parent company only) as of December 31, 1995 and 1994, and for each of the two years in the period ended December 31, 1995, are presented below:

                                                                                              1995                    1994
           Balance Sheets
           Assets:

           Cash and cash equivalents                                                $           180,000     $           223,000
           Investment in Sonoma National Bank                                                11,752,000               9,837,000
           Other assets                                                                          51,000                 143,000
                                                                                    ----  -------------     ---  --------------
           Total assets                                                             $        11,983,000     $        10,203,000
                                                                                    ====  =============     ===  ==============

           Liabilities and shareholders' equity:
           Other liabilities                                                        $             1,000     $             4,000
                                                                                    ----  -------------     ---  --------------
           Preferred stock, no par value;  authorized,  10,000,000 shares;  none issued  or  outstanding

           Common  stock,  no  par  value;  authorized,
           20,000,000  shares;  issued  and  outstanding  1,388,355  in 1995 and
           1,253,350 in 1994                                                                  7,433,000               6,489,000

           Retained earnings                                                                  4,549,000               3,710,000
                                                                                    ----  -------------     ---  --------------
           Total shareholders' equity                                                        11,982,000              10,199,000
                                                                                    ----  -------------     ---  --------------
           Total liabilities and shareholders' equity                               $        11,983,000     $        10,203,000
                                                                                    ====  =============     ===  ==============


           Statements of Income

           Dividend income                                                                      -           $           100,000
           Interest and other income                                                $            18,000                   9,000
           Administrative expenses                                                             (10,000)                (15,000)
           Income taxes benefit (expense)                                                       (3,000)                   2,000
           Equity in undistributed earnings of Sonoma National Bank                           1,715,000               1,250,000
                                                                                    ----  -------------     ---  --------------

           Net income                                                               $         1,720,000     $         1,346,000
                                                                                    ====  =============     ===  ==============


                                                                                              1995                    1994
           Statements of Cash Flows

           Cash flows from operating activities:
           Net income                                                               $         1,720,000     $         1,346,000







           Adjustments to reconcile net income to net cash provided by (used in)
           operating activities:
           Decrease (Increase) in other assets                                                   92,000                (92,000)
           Decrease in other liabilities                                                        (3,000)                (20,000)
                                                                                    ----  -------------     ---  --------------

           Total                                                                              1,809,000               1,234,000
           Less equity in undistributed earnings of Sonoma National Bank                    (1,715,000)             (1,250,000)
                                                                                    ----  -------------     ---  --------------

           Net cash provided by (used in) operating activities                                   94,000                (16,000)
                                                                                    ----  -------------     ---  --------------

           Cash flows from investing activities:
           Proceeds on sale of OREO                                                             -                       200,000
           Capital contributed to Sonoma National Bank                                        (200,000)                 -
                                                                                    ----  -------------     ---  --------------

           Net cash (used in) provided by investing activities                                (200,000)                 200,000
                                                                                    ----  -------------     ---  --------------

           Cash flows from financing activities:
           Cash dividend paid                                                                 (266,000)               (430,000)
           Stock options exercised                                                              329,000                 386,000
                                                                                    ----  -------------     ---  --------------

           Net cash provided by (used in) financing activities                                   63,000                (44,000)
                                                                                    ----  -------------     ---  --------------

           Net increase (decrease) in cash and cash equivalents                                (43,000)                 140,000

           Cash and cash equivalents:
           Beginning of year                                                                    223,000                  83,000
                                                                                    ----  -------------     ---  --------------

           End of year                                                              $           180,000     $           223,000
                                                                                    ====  =============     ===  ==============



ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                                        Part III

ITEM 9.

Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

The following are the directors and executive officers of the Corporation and the Bank:


Name and Positions with the                                                 Principal Occupation
Corporation and the Bank                       Age                         During the Past 5 Years
===========================================  =======  =================================================================

Deborah A. Meekins,                           43      President and Chief Executive  Officer of the Bank since February
President & Chief Executive Officer and               1991;  Acting  President from August  1990 to February 1991.
Director of the Bank

Clement C.  Carinalli                         50      Retired CPA, local businessman, rancher and real estate investor
Director of the Bank

Patrick R. Gallaher,                          50      Certified Public Accountant and local businessman. Secretary/Treasurer
Chief Accounting Officer of the Corporation           for Oakmont Developers from September 1986 to the present.
and Director of the Corporation and the Bank

William P. Gallaher,                          45     Real Estate developer and investor; President of Oakmont Developers, a
Director of the Corporation and the Bank             Santa Rosa development company; President of Gallaher Construction
                                                     Company since 1979.

William E. Geary,                             67     Senior Partner in Geary, Shea & O'Donnell, a Santa Rosa law firm.
Director of the Corporation and the Bank

Dennis R. Hunter,                             53     Real estate investor and developer in Santa Rosa;  principal in
Chairman of the Board of the Corporation and         Investment Development Fund, a venture capital fund.
Vice Chairman of the Board of the Bank

James B. Keegan,  Jr.,                        47     Partner in Keegan & Coppin Company,  a Santa Rosa real estate
President & Director of the  Corporation and         brokerage and  development firm, since 1976.
Chairman of the Board of the Bank

Robert V. "Buzz" Pauley,                      51     Owner of Pauley Exports, Ltd., an exporter of California food and
Secretary/Treasurer of the Corporation and           beverage products to the Pacific Rim.  Commercial properties manager;
Director of the Bank                                 trader of futures and options contracts in Chicago and other international market exchanges.

David F. Titus,                               43     Executive Vice President & Senior Loan Officer since January, 1995.
Executive Vice President and Senior Loan             Senior Vice President & Senior Loan Officer from August 1991 to
Officer of the Bank                                  January, 1995; Vice President & Senior Commercial Lending Officer from
                                                     February 1990 until August 1991.

JoAnn Barton,                                 42     Senior Vice President and Senior Operations Administrator of the Bank
Senior Vice President & Senior Operations            since March 1992; from November 1985 Vice President and Senior
Officer of the Bank                                  Operations Administrator.

Jane M. Baker                                 49     Senior Vice President and Chief Financial Officer since August 1995.
Senior Vice President &                              Vice President and Chief Financial Officer of the Bank since August
Chief Financial Officer of the Bank                  1992; from 1990 to 1992, Controller of Redwood Bank.

Each of the directors of the Corporation has served as a director since the initial organization of the Corporation in 1982, except for Patrick R. Gallaher who was elected on May 19, 1992 and William P. Gallaher who was elected on June 21, 1994.

William E. Geary, Dennis R. Hunter, James B. Keegan, Jr. and Robert V. Pauley have served as directors of the

Bank since the initial organization of the Bank. Mr. Carinalli was reappointed to the Bank board in February 1996. Deborah A. Meekins was appointed as Bank director in August 1990; William P. Gallaher was appointed in November 1988; and Patrick R. Gallaher was appointed in December 1991. William P. Gallaher and
Patrick R. Gallaher are brothers. As the sole shareholder of the Bank, the Corporation elects the directors of the Bank.

The Corporations's common stock is not registered pursuant to section 12 of the Exchange Act, therefore Item 405 of Regulation S-B is not applicable.

ITEM 10.

Executive Compensation

The following table sets forth the cash compensation paid to or accrued for the officers of the Bank whose cash compensation exceeded $100,000, for services rendered for periods indicated. The executive officers of the Corporation, including the President, do not receive compensation for their services as such. The President of the Corporation, James B. Keegan, Jr., serves as the Chairman of the Board of the Bank and receives $1,000 per month from the Bank for his services in that capacity. All other executive officers of the Corporation are considered outside directors of the Bank and, as such, they receive directors fees. See, "Compensation of Directors," below.

                                               Summary Compensation Table


                                                                       Long Term
                                           Annual Compensation         Compensation
 Name and Principal Position                                           Options             All Other (1)
                               Year        Salary        Bonus         (No. of Shares)
=============================  ==========  ============  ============  ==================  ===================
Deborah A. Meekins,            1993            $115,000       $10,000                                  $20,000
President and Chief            1994             122,000        69,000                                   24,000
Executive Officer and          1995             128,000        69,000                                   27,000
Director of the Bank

David F. Titus, Executive Vice 1993              80,000         8,000                                   17,000
President and Senior Loan      1994              83,000        44,000            1,102(2)               25,000
Officer of the Bank            1995              91,000        44,000                                   23,000
=============================  ==========  ============  ============  ==================  ===================

(1) Includes contribution by the Bank for the benefit of the named officer pursuant to the Bank's 401(k) plan and expenses incurred with respect to the Salary Continuation Agreement for the named officer, as described below.

(2) Adjusted for the 5% stock dividend in July 1994 and the 5% stock dividend in November 1995.

Salary Continuation Agreements

During 1993, the Bank entered into deferred compensation agreements with Deborah
A. Meekins, President & Chief Executive Officer, and David F. Titus, Executive Vice President & Senior Loan Officer. Under these agreements, the Bank is obligated to provide for them or their beneficiaries, during a period of 15 years after the employee's death, disability, or retirement, annual benefits ranging from $75,000 to $100,000. Benefits are also provided to the officer if he/she resigns following a change in control or if he/she voluntarily resigns after June 1, 1995. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until their expected retirement dates. The accrued expense is included in Other Liabilities in the financial statements. The Bank is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 1995, the cash surrender value of these policies were $791,000, which is included in other assets.

Stock Option Plan

Neither the Corporation nor the Bank award restricted stock or have long term incentive plans, other than the Corporation's Stock Option Plan. No stock options were granted to officers in 1995, since the stock option plan expired on February 26, 1994. Stock options granted under the Stock Option Plan remain outstanding even though the Plan has terminated. None of the listed executive officers exercised any stock options in 1995.


                                            Aggregated Year-End Option Values


                                                                   December 31, 1995
                                        Number of Unexercised Securities
                                               Underling Options
                                                (No. of Shares)                 Value of Unexercised Options (1)
               Name                        Exercisable/Unexercisable               Exercisable/Unexercisable

Deborah A. Meekins                                           18,972 / 1,472                        $71,000 / $4,000

David F. Titus                                                  440 /   662                          1,000 / 1,000
===================================  ======================================  ======================================

(1) Calculated based on the difference between the fair market value of the stock and the exercise price of the options, as of December 31, 1995.

Compensation of Directors

Outside Directors of the Bank (including directors who serve as executive officers of the Corporation) receive director fees as follows: $600 for each monthly board meeting attended, $200 per executive or loan committee meeting attended and $125 per all other committee meetings attended. The Chairman of the Board of the Bank receives a fee of $1,000 per month in addition to the committee fees described above. Effective January 1996, the board fee was increased to $1,000 per meeting attended and the Chairman of the Board of the Bank's fee was increased to $1,500 per month. The Corporation does not pay director's fees at this time, and does not plan to in the near future.

Directors also were eligible to receive options under the Corporation's Stock Option Plan. See "Item 11, Security Ownership of Certain Beneficial Owners and Management." During 1995, 54,200 options were exercised by directors, realizing a value of approximately $178,000. Outside directors held on December 31, 1995 options for 82,491 shares, which options had an estimated value of $160,000 based on the difference between the fair market value of the stock as of that date and the exercise price of the options.

During 1994 and early 1995, the Corporation entered into deferred compensation agreements with Patrick R. Gallaher, William P. Gallaher, William Geary, and James B. Keegan, Jr. Under each of these agreements, the Corporation is obligated to provide for the director or his beneficiaries, during a period of between 10 to 15 years after the director's death, disability or retirement, annual benefits ranging from $12,000 to $55,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates. The Corporation is beneficiary of life insurance policies that have been purchased as a method of financing the benefits. At December 31, 1995, the cash surrender value of these policies was $883,000, which is included in other assets.

ITEM 11.

Security Ownership of Certain Beneficial Owners and Management

Other than as set forth below, the Corporation knows of no person who is the beneficial owner of more than 5.0% of the Corporation's outstanding shares as of February 29, 1996.

The following sets forth the numbers of shares of common stock beneficially owned by each director of the Corporation and the Bank and by the directors and officers (including vice presidents and above) of the Corporation and the Bank as a group, as of February 29, 1996. The numbers of shares beneficially owned include the numbers of shares which each person has the right to acquire upon exercise of stock options granted pursuant to the Corporation's Stock Option Plan. The percentages of shares owned beneficially are calculated, pursuant to SEC Rule 13d-3(d) (1), based on the number of shares presently outstanding plus the number of shares which the person or group has the right to acquire.



                                                       Number of Shares
                      Name                             Beneficially Owned               Pct
====================================================================================================
                         Clement C. Carinalli                56,640     (1)              3.8%
                          Patrick R. Gallaher                93,437     (2)              6.3
                          William P. Gallaher                65,694   (2),(3)            4.4
                             William E. Geary                74,617     (4)              5.0
                             Dennis R. Hunter                61,518     (5)              4.1
                         James B. Keegan, Jr.                44,322     (6)              3.0
                           Deborah A. Meekins                20,995     (7)              1.4

                             Robert V. Pauley               123,435     (8)              8.3
    All other officers as a group  (8 people)                18,040     (9)              1.2

  Directors and Officers as a group (15 persons)            514,743                     34.7%
====================================================================================================


  (1)    Including 18,388 share which Mr. Carinalli has the right to purchase upon exercise of outstanding options.

  (2)    Including 43,955 shares held by Gallaher Construction Inc., Pension & Profit Sharing Plan.

  (3)    Including 6,615 shares which Mr. Gallaher has the right to purchase upon exercise of outstanding options.

  (4) Including 8,820 shares which Mr. Geary has the right to purchase upon exercise of outstanding options and 6,890 shares held for Geary Shea & O'Donnell, employee pension and profit sharing plan.

  (5) Including 9,702 shares which Mr. Hunter has the right to purchase upon exercise of outstanding options and 46,414 shares held in the name of Kathrine Hunter, as to which Mr. Hunter has voting rights.






  (6)    Including 9,602 shares which Mr. Keegan has the right to purchase upon exercise of outstanding options.

  (7)    Including 20,444 shares which Ms. Meekins has the right to purchase upon exercise of outstanding options.

  (8) Including 8,820 shares which Mr. Pauley has the right to purchase upon exercise of outstanding options and 1,145 shares held as custodian for a minor child.

  (9)    Including 11,308 shares which officers have the right to purchase upon exercise of outstanding options.

  The following are the business addresses of the directors having beneficial ownership of more than 5% of the Corporation's outstanding shares.

  Patrick R. Gallaher, 6637 Oakmont Drive, Santa Rosa, CA 95409
  William E. Geary, 37 Old Courthouse Square, Santa Rosa, CA 95404 Robert V. Pauley, 120 "D" Street, Santa Rosa, CA 95404

  ITEM 12.

  Certain Relationships and Related Transactions

  The Corporation leases the Oakmont Branch premises from Oakmont Investments of which Patrick Gallaher, a director of the Corporation and Bank, is a partner. Initial monthly lease payments were a minimum of $5,538 with monthly increases of $.25 per square foot or $923, at each of the following average deposit thresholds: $17,500,000, $30,000,000 and $50,000,000. In addition, these lease payments are subject to annual increases based on increases in the Consumer Price Index. The Oakmont Branch had deposits at December 31, 1995 totalling $50,600,000; however, the average deposits did not exceed $50,000,000 until January 1996. The monthly rental for the Oakmont Branch was $9,000 at December 31, 1995. Total rental expense on this lease for years ended December 31, 1995 and 1994 was $104,000 and $97,000.

  The Bank signed a lease dated March 1, 1993 for branch premises in Windsor with LVI Partners of which William Gallaher, a director of the Corporation and Bank, is a partner. Initial monthly lease payments are $1,250 for the first 12 months and then increased to $1,667 for the remaining 48 months. Total rental expenses on this lease for the year ended December 31, 1995 was $20,000.

  The Bank has had in the ordinary course of business, and expects to have in the future, banking transactions with its directors, officers and their associates, including transactions with corporations of which such persons are directors, officers or controlling shareholders. The transactions involving loans have been and will be entered into with such persons in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. At December 31, 1995, loans by the Bank to directors, officers and their associates totaled approximately $4,581,000, constituting 3.5% of total loans, 39.0% of the Bank's shareholder's equity and 38.2% of the consolidated shareholders' equity of the Corporation.

  Loans to insiders, such as officers, directors, and certain other persons are subject to the limitations and requirements of the Financial Institutions Regulatory and Interest Rate Control Act of 1978 and regulations thereunder.

                                                         PART IV

  ITEM 13.

  Exhibits, Financial and Reports on Form 8-K

         (a)      Exhibits
                           The following is a list of the exhibits to this Form 10-KSB.

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

                    (d) Amendment to the Bylaws of the Corporation and revised Bylaws (filed as Exhibit (3)(d) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1994 and incorporated herein by this reference).

             (10)   (a)    Lease for Bank  Premises  at 801  Fourth  Street,
                           Santa  Rosa,  California  (filed as  Exhibit  10.1 to
                           Amendment No. 1 to the Corporation's S-1 Registration
                           Statement, filed June 23, 1984, and incorporated herein by this reference).

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

                    (p)*   Executive Salary Continuation Agreement between David
                           F. Titus and Sonoma  National  Bank (filed as Exhibit
                           (10)(p) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1993 and incorporated herein by this reference).
  .
                    (q) Lease for premises in Lakeside Village Shopping Center, Windsor, California, dated
                           March 1,1993 (filed as Exhibit (10.15) to the Corporation's Amendment No. 1 to Form
                           S-2 Registration Statement, File No. 33-60566, filed May 13, 1993 and incorporated herein by this reference).

                    (r)* Director's Deferred Compensation Plan between Patrick R. Gallaher and Sonoma

                           National Bank (filed as Exhibit (10)(r) to the Corporation's Annual Report on Form 10- KSB for the Fiscal Year Ended December 31,1994 and incorporated herein by this reference).

                    (s)*   Director's Deferred Compensation Plan between William
                           P. Gallaher and Sonoma National Bank (filed as Exhibit (10)(s) to the Corporation's Annual Report on Form 10- KSB for the Fiscal Year Ended December 31,1994 and incorporated herein by this reference).

                    (t)*   Director's Deferred Compensation Plan between James
                           B. Keegan, Jr. and Sonoma
                           National Bank (filed as Exhibit (10)(t) to the Corporation's Annual Report on Form 10-
                           KSB for the Fiscal Year Ended December 31,1994 and incorporated herein by this reference).

                    (u)*   Director's Deferred Compensation Plan between William
                           E. Geary and Sonoma  National  Bank (filed as Exhibit
                           (10)(u) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1994 and incorporated herein by this reference).

             *Management contract or compensation plan or arrangement.

             (22) Subsidiaries of the Corporation (filed as Exhibit 22 to Post Effective Amendment No. 5 to the Corporation's S-1 Registration Statement, filed May 29, 1987, File No. 2-91196 and incorporated herein by this reference).

             (27)   Financial Data Schedule.

       (b)   Reports on Form 8-K

             Not Applicable

  Supplemental  Information  to be  Furnished  With  Reports  Filed  Pursuant to
  Section 15(d) of the Exchange Act by Non Reporting Issuers.

  Four copies of the Registrant's 1995 Annual Report to Security Holders will be furnished to the Commission for its information when it is sent to the security holders.

  The Registrant's Proxy Materials for the 1996 Shareholders' Meeting have not yet been sent to the Security Holders. Copies of the Proxy materials will be furnished to the Commission for its information when they are sent to the security holders.

                                                    SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Northern Empire Bancshares




  By_/Dennis R. Hunter/____
    Dennis R. Hunter,
    Chairman of the Board of Directors

    March 19, 1996                Date
  -------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities on the dates indicated.


  /Dennis R. Hunter/                                Date:  March 19, 1996
  Dennis R. Hunter
  Chairman of the Board of Directors

  /James B. Keegan/                                 Date:  March 19, 1996
  James B. Keegan, Jr.
  President/Director

   /Patrick R. Gallaher/                            Date:  March 19, 1996
  Patrick R. Gallaher,
  Chief Accounting Officer/Director

  /Robert V. Pauley/                                Date:  March 19, 1996
  Robert V. Pauley,
  Secretary and Treasurer/Director

  /William P. Gallaher/                             Date:  March 19, 1996
  William P. Gallaher,
  Director

  /William E. Geary/                                Date:  March 19, 1996
  William E. Geary,
  Director