Form 10KSB/A
period 1995-12-31
NORTHERN EMPIRE BANCSHARES
filed 1996-04-22
CIK 746253

FORM 10-KSB/A
                                      U.S. Securities and Exchange Commission
                                              Washington, D.C. 20549

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


                                                    Number of Shares
                      Name                         Beneficially Owned            Pct
==============================================================================================
                             Clement C. Carinalli      56,640(1)                    3.8%
                              Patrick R. Gallaher      93,437(2)                    6.3
                              William P. Gallaher      65,694(2),(3)                4.4
                                 William E. Geary      74,617(4)                    5.0
                                 Dennis R. Hunter      61,518(5)                    4.1
                             James B. Keegan, Jr.      44,322(6)                    3.0
                               Deborah A. Meekins      20,995(7)                    1.4
                                 Robert V. Pauley     123,435(8)                    8.3
        All other officers as a group  (8 people)      18,040(9)                    1.2

   Directors and Officers as a group (15 persons)     514,743                      34.7%
==============================================================================================

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

As of February 29, 1996, Mr. James Ratto, P.O. Box 768, Novato, CA 94948, owned 70,016 shares or 5.0% of the total shares outstanding.