Form 10QSB
period 1996-03-31
NORTHERN EMPIRE BANCSHARES
filed 1996-05-13
CIK 746253

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
Title of class: Common Stock, no par value Outstanding shares as of April 30, 1996: 1,389,079
Transitional Small Business Disclosure Format (check one): Yes No X

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                                                                  March 31,          December 31,
                                                                                      1996               1995
                                                                           -----------------------   ------------
ASSETS
Cash and equivalents:
Cash and due from banks                                                        $10,026,000           $11,288,000
Federal funds sold                                                              14,537,000             5,000,000
                                                                              -------------        --------------
Total cash and equivalents                                                      24,563,000            16,288,000

Certificates of deposits in other financial institutions                         5,346,000             5,139,000
Investment securities - held to maturity (market
   value: 1996 - $5,867,000; 1995 - $10,882,000)                                 5,868,000            10,879,000

Loans available for sale                                                        18,429,000            14,324,000
Loans receivable, net                                                          114,184,000           115,263,000

Leasehold improvements and equipment, net                                          776,000               747,000
Other real estate owned                                                             77,000                  -
Accrued interest receivable and other assets                                     4,444,000              4,322,000
                                                                             ---------------         -------------


Total assets                                                                  $173,687,000           $166,962,000
                                                                             ---------------         -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                                                      $160,368,000           $154,221,000
Accrued interest payable and other liabilities                                     835,000                759,000
                                                                            ----------------        -------------
Total liabilities                                                              161,203,000            154,980,000
                                                                            ----------------        -------------
Shareholders' equity:
Common stock, no par value; authorized, 20,000,000 shares;
   shares issued and outstanding, 1,388,579 in 1996 and
   1,388,355 in 1995                                                             7,434,000              7,433,000
Retained earnings                                                                5,050,000              4,549,000
                                                                              --------------       ---------------
Total shareholders' equity                                                      12,484,000             11,982,000
                                                                              --------------       ---------------

Total liabilities and shareholders' equity                                    $173,687,000           $166,962,000
                                                                               ------------        ---------------

See accompanying notes


NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                         1996             1995
                                                                                    -------------    ---------


Interest Income:
Loans                                                                               $3,476,000       $2,457,000
Certificates of deposits in other financial institutions                                80,000           78,000
Federal funds sold and investment securities                                           280,000          127,000
                                                                                    ------------     ------------
Total interest income                                                                3,836,000        2,662,000

Interest expense                                                                     1,675,000        1,037,000
                                                                                     ----------      -----------
Net interest income before provision for loan losses                                 2,161,000        1,625,000

Provision for loan losses                                                               90,000           60,000
                                                                                    -------------    -------------
Net interest income after provision for loan losses                                  2,071,000        1,565,000
                                                                                    -------------    -------------

Other income:
Service charges on deposits                                                            114,000           90,000
Gain on sale of loans                                                                   13,000          261,000
Other                                                                                  144,000          119,000
                                                                                    ------------     ------------
Total other income                                                                     271,000          470,000
                                                                                    ------------     ------------

Other expenses:
Salaries and employee benefits                                                         789,000          758,000
Occupancy                                                                              179,000          181,000
Furniture & equipment                                                                   76,000           73,000
Outside customer services                                                               61,000           68,000
Deposit and other insurance                                                             32,000           87,000
Professional fees                                                                       50,000           32,000
Advertising & business development                                                      60,000           82,000
Other                                                                                  213,000          218,000
                                                                                    ------------     ------------
Total other expenses                                                                 1,460,000        1,499,000
                                                                                    ------------     ------------

Income before income taxes                                                             882,000          536,000
Provision for income taxes                                                             381,000          227,000
                                                                                    ------------     ------------

Net income                                                                         $   501,000       $  309,000
                                                                                    -----------        -----------

Common stock earnings per share data:
Net income                                                                         $      0.35       $     0.23
Average common shares outstanding for
net income per share calculation                                                     1,417,533        1,352,812

See accompanying notes


NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                          Three Months Ended March 31,
                                                                                               1996              1995
                                                                                           ------------      --------

Cash flows from operating activities:
Net income                                                                               $  501,000          $ 309,000
Adjustments  to reconcile net income to net cash provided by (used in) operating activities:
  Provision for loan losses                                                                  90,000             60,000
  Depreciation, amortization and accretion                                                   40,000             25,000
  Net (decrease) increase in deferred loan fees and discounts                               (38,000)           157,000
  Loans originated for sale                                                              (4,235,000)        (8,416,000)
  Cost of loans sold                                                                        130,000          3,241,000
  (Increase) in interest receivable and other assets                                       (122,000)          (302,000)
  Increase (decrease) in accrued interest payable and
    other liabilities                                                                        76,000           (124,000)
                                                                                      -------------      --------------
  Net cash used in operating activities                                                  (3,558,000)        (5,050,000)
                                                                                      -------------      --------------

Cash flows from investing activities:

Purchases of investment securities                                                       (4,959,000)          (996,000)
Maturities of investment securities                                                      10,000,000          1,000,000
Net (increase) decrease in deposits in other financial
  institutions                                                                             (207,000)         1,191,000
Net decrease (increase) in loans receivable                                               1,027,000         (4,693,000)
Purchases of leasehold improvements and equipment, net                                      (99,000)            (8,000)
Investment in other real estate owned                                                       (77,000)             -
                                                                                        -------------     -------------
Net cash provided by (used in) investing activities                                       5,685,000         (3,506,000)
                                                                                        -------------     -------------

Cash flows from financing activities:

Net increase in deposits                                                                  6,147,000         11,970,000
Stock options exercised                                                                       1,000            318,000
                                                                                      -------------        ------------
Net cash provided by financing activities                                                 6,148,000         12,288,000
                                                                                         ----------        -----------

Net increase in cash and cash equivalents                                                 8,275,000          3,732,000

Cash and cash equivalents at beginning of year                                           16,288,000         17,966,000
                                                                                        ------------        ----------



Cash and cash equivalents at beginning of year                                          $24,563,000        $21,698,000
                                                                                        -----------        -----------

Other cash flow information:
     Interest paid                                                                      $ 1,714,000        $ 1,027,000
                                                                                        -----------        -----------
     Income taxes paid                                                                  $   190,000        $   127,000
                                                                                        ------------       ------------

See accompanying notes


                    Northern Empire Bancshares and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 1996

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at March 31, 1996 and the results of operations for the three months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1995 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results through December 31, 1996.

Note 2 - Net Income per Common and Common Equivalent Share

Net income per common and common equivalent share is calculated by using the weighted average number of common shares outstanding during the period.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Northern Empire Bancshares (the "Corporation") is the bank holding company of Sonoma National Bank (the "Bank"). Since the principal business of the Corporation is the Bank, the following discussion pertains mainly to the Bank.

Total consolidated assets equalled $173,687,000 at March 31, 1996 compared to $166,962,000 at December 31, 1995. Loans available for sale increased $4.1 million while loans held for investment declined one million due to loan payoffs. Cash and equivalents increased $8.3 million which primarily results from the maturity of investments which were reinvested in Fed Funds Sold. The asset growth was funded through an increase in deposits of approximately $6.1 million.

The net income after tax for the first three months of 1996 equalled $501,000 compared to $309,000 for the comparable period of 1995, an increase of 62%. The increase in net income is directly related to the increased interest margin due to the growth in average earning assets to $160.1 million for the first quarter of 1996 from $113.7 million for the first quarter last year.

Net Interest Income

Net interest income of $2,161,000 for the first quarter of 1996 increased 33% from $1,625,000 for the comparable period last year. The increase in net interest income resulted from volume increases of $46.4 million in average earning assets ($34.4 million in average loans outstanding). The net interest margin equalled 5.47% during the first quarter of 1996. The decline from 5.77% in the first quarter of 1995 was caused by the higher cost of deposits which rose from 4.56% to 5.02% while the yield on earning assets increased a lessor amount to 9.71% in the first quarter of 1996 from 9.49% for the same period last year.

The Bank is considered asset sensitive and benefits from rate increases since more of its assets reprice at a faster rate than deposits. The Prime lending rate was 9% at March 31, 1995 and has declined to 8.25% at March 31,1996. Of the Bank's loan portfolio (including loans held for sale) totalling $136.1 million at March 31, 1991, $103.7 million or 76% of the loans are adjustable rate loans which have not reached a floor or ceiling rate. Approximately $68 million are prime-based loans, of which $19 million reprice immediately and $45 million reprice on a quarterly basis. Approximately $52 million of the Bank's loan portfolio is periodically adjustable (generally every six months) based upon the Eleventh District's cost of funds index. This index was 4.93% in March 1995 and equalled 5.03% in March 1996.

The increase in interest income was partially offset by an increase in interest expense ($1,037,000 in the first quarter of 1995 versus $1,675,000 in the first quarter of 1996). The major factor was the increase of $42.4 million in average interest bearing deposits when comparing the first quarter of 1995 to 1996. The average cost of interest bearing deposits increased from 4.56% in the first quarter last year to 5.02% for the same period in 1996. The increase in cost of deposits was caused by the increase of $34.5 million in average time certificates in the first quarter over the comparable period last year which bear higher interest rates (see "Deposits"). The interest rate environment and competition for deposits have resulted in higher deposit costs.

Other Income

Other income decreased 42% when comparing the first quarter of 1996 to the same period last year. Gains on sale of Small Business Administration (SBA) loans equalled $261,000 in the first quarter of 1995 compared to $13,000 in the first quarter of 1996. During the first quarter of 1996, management decided to retain SBA guaranteed loans and realize the interest yield rather than sell them for a one time gain ($3.2 million in guaranteed loan balances sold in the first quarter of 1995 compared to $130,000 in 1996). Management considered the Bank's liquidity needs and the anticipated loans and deposit growth during the quarter as a part of the decision to hold SBA guaranteed loans versus selling them. While this decision had a negative impact on other income, it had a positive impact on net interest margin. The SBA guaranteed loans have an established market and can be converted to a liquid asset quickly. The SBA servicing fees have increased due to the growth in the portfolio of SBA loans serviced and equalled $100,000 in the first quarter this year compared to $87,000 for the same period of 1995.

Service charges during the quarter increased to $114,000 from $90,000 during the first quarter last year. The increase results from an increase in deposit customers and revisions to the deposit fees which went into effect during mid February 1996.

Non-Interest Expenses

During a period of high growth in deposits and loans, the Bank's non-interest expenses decreased by 2.6% from the first quarter of 1995 to $1,460,000 in the first quarter of 1996. The Bank's largest expense category (salaries and benefits) increased 4.1%. The Bank has managed to grow total asset by 30% over March 31, 1995 without increasing overall staff levels. The increase in personnel costs resulted from annual salary increases and slightly higher incentives. Employee benefits costs declined slightly. Occupancy expenses decreased 1.1%, mainly due to the reduction in SBA loan production offices.

Equipment costs increased 2.7% due to additional computer equipment purchases. Advertising and marketing declined 27% from last year's level, and varies significantly based upon the marketing activities (ie: deposit promotions, ten year anniversary celebration). Professional expenses increased from $32,000 in the first quarter last year to $50,000 this year. This increase resulted from legal costs associated with problem loans and the new Other Real Estate Owned in 1996 which has increased from the last year's level (See Allowance for Loan Losses and Other Real Estate Owned). Other expenses (which includes: stationery & supplies, telephone, postage, loan expenses, director fees, dues and subscriptions and automobile costs) decreased 2%. Deposit and other insurance decreased $55,000 due reduced assessment by the FDIC. The FDIC charged the minimum fee of $500 during the first quarter of 1996 compared to $60,000 during the first quarter of last year when the assessment rate was $0.23 per $100 of insurable deposits. There is no assurance that the current FDIC assessment will continue at such a low level.
                                             6

The total non-interest expenses for the SBA lending department for the first quarter was approximately $273,000 ($143,000 in personnel costs, $36,000 in occupancy and equipment expenses, $18,000 in marketing/business development) compared to $327,000 for the first quarter of 1995. The decrease results from closing two SBA loan production offices and reducing SBA staff levels by 4 positions. Since March 31, 1995, the SBA loan portfolio (serviced portion and Bank's portion) has increased 33% to $94 million, of which $43 million has been sold and is being serviced.

Income Taxes

The effective tax rate of 43% for the first quarter of 1996 approximated last year's rate. The provision for the first quarter of 1996 was $381,000 versus $227,000 for the same period last year. The increase resulted from the increase in pre-tax income during the comparable quarters.

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

Cash and due from banks, federal funds sold and certificates of deposit totalled $29.9 million or 17.2% of total assets at March 31, 1996, compared to $21.4 million or 12.8% of total assets at December 31, 1995. This increase results from a reduction of 1995 of $5 million in U.S. Treasury investments which was placed in fed funds sold. Due to the flat yield curve during the first quarter of 1996 the Bank earned a higher rate in fed funds than it could have on a short term U.S. Treasury or Agency investment. The Bank pledges $500,000 of its investment as required for Federal Tax Deposits. The quarter-end level of liquidity approximates the Bank's liquidity position over the last several years.

The Bank has several ways of providing additional liquidity. Special deposit campaigns, which offer slightly higher than market rates, have been successful in attracting new deposits to the Bank. The Bank also has the option of selling SBA guaranteed loans. As of March 31, 1996, the Bank held $18.4 million in SBA guaranteed loans which could be sold if liquidity was needed. Due to the high yield on loans, management prefers to provide liquidity through increases in deposits. During the first quarter of 1995, when the Bank experienced high loan growth in a short period of time, the Bank sold $3.2 million in SBA guaranteed loans to provide additional liquidity. This compares to $130,000 million in SBA loan sales for the same period this year when the Bank's liquidity was provided through deposit growth and loan payoffs.

At March 31, 1996, the Bank had three unused federal funds lines of credit totalling $9,000,000. The level of fed funds lines may be reduced as a result of the mergers of our correspondent banks (Bank of California, Union Bank and First Interstate Bank). We have been informed by our correspondent banks that they intend to continue the Fed Funds lines. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency. At March 31, 1996, the Corporation had non-interest and interest bearing cash balances of $184,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the first quarter of 1996, deposits increased 4% to $160.4 million. Both money market rate deposits and certificates deposits increased during the first quarter. Certificates of deposits increased from $66.5 million at December 31, 1995 to $68.5 million as of March 31, 1996. Many deposit customers prefer to hold balances in money market rate accounts which bear rates slightly below one year certificate of deposits' rates; however, the funds are available for their use at any time. Deposit rates declined slightly in the first quarter, compared to year-end, in reaction to rate reductions by the Federal Reserve Bank.

Deposits include $52.9 million in the "Sonoma Investors Reserve" account. The balances maintained in these accounts have grown slightly in the first quarter. This account is a limited transaction account with a floating rate which is tied to the 13 week treasury bill less a margin of 50 basis points. Bank customers have found that the rate offered on this account has been very attractive and have maintained funds in this account rather than locking in a specific maturity. New customers have also found this type of deposit preferable due to the immediate availability of the funds versus a time certificate bearing a future maturity. There has been some movement to time deposits; however, the "Sonoma Investors Reserve" account continues to be a very popular deposit option.

At the end of March 1996, non-interest bearing deposits equalled $24 million compared to $23 million at December 31, 1995. Transaction accounts include balances with title companies. This type of deposit account has greater balance fluctuations than other types of deposits based upon their business activity; however, they carry average balances of between $2 and $3 million.

At March 31, 1996, certificates of deposits of $100,000 or more equalled $19.2 million or 12.0% of total deposits compared $19.3 million or 12.5% of total deposits at December 31, 1995. The holders of these deposits are primarily local customers of the Bank. While these deposits are considered to be rate sensitive, the Bank believes they are stable deposits, as they are obtained primarily from customers with other banking relationships with the Bank.

The lower interest rate environment over the past few years and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during a period of high loan growth.

Loans

Loans held for investment plus loans available for sale equalled of $136.1 million increased 2% from $133.0 at December 31, 1995. The Bank experienced a high volume of loan payoff during the first quarter, which offset a portion of the growth in the loan portfolio. The SBA department continued to experience strong loan demand, especially in the Arizona market. SBA loans available for sale increased 29% from $14.3 million to $18.4 million during the first quarter of 1996.

The Bank continues to emphasize commercial and real estate lending. At March 31, 1996, 41% of the loans held for investment were commercial loans and 57% were real estate and construction loans, compared to 40% and 58% respectively at December 31, 1995. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. Real estate construction loans are primarily for single family residences and commercial properties under $2 million located within Sonoma County. Construction loans are made to "owner/occupied" and "owner/users" of the properties and occasionally to developers with a successful history of developing projects in the Corporation's market area. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and market availability of conventional real estate financing to repay such construction loans. As of March 31, 1996, the Bank had $3,858,000 outstanding in construction loan financing. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank. The Bank offers residential mortgage services on a limited basis.

The Bank has a small portfolio of consumer loans which equaled 2% of the total loan portfolio at March 31, 1996.


Allowance for Loan Losses

The allowance for loan losses equalled $1,767,000 at March 31, 1996, compared to $1,676,000 at December 31, 1995. At March 31, 1996, the allowance for loan losses equalled 1.55% of loans (net of loans available for sale) compared to 1.4% at December 31, 1995. The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At March 31, 1996, there were six loans on non-accrual totalling $378,000. There was one loan of $4,000 past due 90 days or more and still accruing interest. Many of these nonaccrual loans are secured by real estate or other property. On December 31, 1995, there were six loans on non-accrual totalling $398,000, and there were no loans past due 90 or more days and still accruing interest. At the end of the first quarter, loans past due 30-89 days totalled $2.6 million, which is a higher than normal level for the Bank; however, the Bank has real estate collateral supporting $2.0 million of that total. Additionally, $695,000 of the total past due 30-89 days is guaranteed by the U.S. Government. The past due loans in this category with larger balances ($400k-700k) are secured by real estate.

Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At March 31, 1996, the Bank was considered " well capitalized." The Bank's total risk-based capital ratio was 10.4%.

The Corporation did not declare or pay a dividend during the first quarter of 1996. In March 1995, the Corporation declared a $0.20 cash dividend to shareholders of record on April 28, 1995. In September 1995, the Corporation declared a 5% stock dividend to shareholders of record on October 31, 1995.

                                    SCHEDULES

                            LOANS HELD FOR INVESTMENT




                                                                   March 31, 1996             December 31, 1995
                                                                   --------------             -----------------
Commercial Loans                                                 $48,054,000                  $ 47,745,000
Real Estate Loans-Construction                                     3,858,000                     3,556,000
Real Estate Loans-Other                                           63,522,000                    64,713,000
Installment Loans                                                  2,257,000                     2,702,000
                                                                 ---------------              ---------------

   Total                                                        $117,691,000                  $118,716,000
                                                                ----------------              ---------------


Of the total loans held for investment maturing in more than one year, $28.2 million were at fixed interest rates or had reached the loans' floor or ceiling rates and $85.2 million were at adjustable interest rates at March 31, 1996. The loan portfolio has no foreign balances.


                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                                                                          Quarter Ended
                                                                                          March 31, 1996

Balance - Beginning of Period                                                            $1,676,000
Provision for Loan Losses                                                                    90,000
Charge Offs                                                                                       0
Recoveries                                                                                   1, 000
                                                                                        --------------
Balance - End of the Period                                                              $1,767,000
                                                                                         ----------


There were six loans on non-accrual at March 31, 1996, amounting to $378,000, of which $140,000 were secured by real estate collateral, and $62,000 was guaranteed by the U.S. Government.

                                  GAP ANALYSIS

The following schedule represents interest rate sensitivity profile of assets, liabilities and shareholder's equity classified by earliest possible repricing opportunity or maturity date.

                                                                  Over           Over           Non-rate
Balance Sheet - March 31, 1996                                    3 Months       1 Year         Sensitive
(in thousands)                                     Through        through        through        or Over
                                                   3 Months       1 Year         5 Years        5 Years          Total
Assets

Time Deposits-other financial
     institutions                                   $2,475         $2,871                                        $5,346
Fed funds sold                                      14,537                                                       14,537
Investment securities                                5,000            745                           $123          5,868
Loans and loans held for sale (gross)               74,364         51,857         $9,397             502        136,120
Non-interest-earning assets (net)                                                                 11,816         11,816
                                              ------------   ------------    -----------          ------       --------


Total Assets                                       $96,376        $55,473         $9,397         $12,441       $173,687
                                                   -------        -------        -------         -------       --------

Liabilities & Shareholders Equity

Time Deposits $100,000 and over                     $4,769        $11,213         $3,228                        $19,210
All other interest-bearing deposits                 76,364         32,478          7,776            $259        116,877
Non-interest bearing liabilities                                                                  25,116         25,116
Shareholders' Equity                                                                              12,484         12,484
                                              ------------    -----------    -----------         -------       --------

Total Liabilities & Shareholders' Equity           $81,133        $43,691        $11,004         $37,859       $173,687
                                                  --------        -------        -------         -------       --------

Interest Rate Sensitivity GAP (1)                  $15,243        $11,782        ($1,607)       ($25,418)
                                                   -------        -------        --------       ---------

Cumulative Interest
 Rate Sensitivity GAP                              $15,243        $27,025        $25,418              $0
                                                   -------        -------        -------              --


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

(v)* Director's Deferred Compensation Plan between William P. Gallaher and Sonoma National Bank.

*Management contract or compensation plan or arrangement.

(27)(a)  Financial Data Schedule

b.  Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN EMPIRE BANCSHARES

Date: May 13, 1996

/s/James B. Keegan, Jr.                     /s/Patrick R. Gallaher
- -------------------------------             -----------------------------------
James B. Keegan, Jr.                        Patrick R. Gallaher
Director & President                        Director & Chief Accounting Officer