Form 10QSB
period 1996-06-30
NORTHERN EMPIRE BANCSHARES
filed 1996-08-14
CIK 746253

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

Title of class: Common Stock, no par value Outstanding shares as of July 31, 1996: 1,461,355 Transitional Small Business Disclosure Format (check one): Yes No X

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                                                              June 30,       December 31,
                                                                                1996              1995


ASSETS
Cash and equivalents:
Cash and due from banks                                                     $7,199,000        $11,288,000
Federal funds sold                                                           7,451,000          5,000,000
                                                                            -----------         -----------
Total cash and equivalents                                                  14,650,000         16,288,000

Certificates of deposits in other financial institutions                     5,249,000          5,139,000
Investment securities:
  Held to maturity (Market value: 1996 -$6,686,000;
      1995 - $10,882,000)                                                    6,791,000         10,879,000
  Available for sale                                                         1,121,000                  0

Loans held for sale                                                         20,701,000         14,324,000
Loans receivable, net                                                      119,393,000        115,263,000

Other real estate owned, net                                                    97,000                  0
Leasehold improvements and equipment, net                                      719,000            747,000
Accrued interest receivable and other assets                                 4,653,000          4,322,000
                                                                             -----------     --------------


Total assets                                                              $173,374,000       $166,962,000
                                                                          ------------       ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                                                  $159,603,000       $154,221,000
Accrued interest payable and other liabilities                                 656,000            759,000
                                                                       ----------------  ----------------
Total liabilities                                                          160,259,000        154,980,000
                                                                           ------------      -------------

Shareholders' equity:
Common stock, no par value; authorized, 20,000,000 shares;
  shares issued and outstanding, 1,391,879 in 1996 and
  1,322,299 in 1995                                                          7,485,000          7,433,000
  Retained earnings                                                          5,628,000          4,549,000
Unrealized gain on investment securities available for sale,
  net of tax                                                                     2,000                  0
                                                                           -------------   -----------------
Total shareholders' equity                                                  13,115,000         11,982,000
                                                                             -----------     --------------

Total liabilities and shareholders' equity                                $173,374,000       $166,962,000
                                                                          ------------       ------------


NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                  Three Months Ended                        Six Months Ended
                                                     June 30,                                     June 30,
                                                 ---------------------------                --------------------
                                                      1996             1995                1996             1995

                                                 --------------   --------------        -----------       ---------
Interest income:
Loans                                            $3,550,000          $2,838,000        $7,026,000        $5,295,000
Certificates of deposits
   in other financial institutions                   80,000              82,000           159,000           160,000
Federal funds sold and
  investment securities                             248,000             260,000           528,000           387,000
                                                  -----------       ------------      ------------     ------------
Total interest income                             3,878,000           3,180,000         7,713,000         5,842,000

Interest expense                                  1,673,000           1,369,000         3,348,000         2,406,000
                                                  ----------         -----------       -----------      -----------
Net interest income before
  provision for loan losses                       2,205,000           1,811,000         4,365,000         3,436,000

Provision for loan losses                            90,000              40,000           180,000           100,000
                                                 ----------        -------------      ------------     ------------
Net interest income after
  provision for loan losses                       2,115,000           1,771,000         4,185,000         3,336,000
                                                 -----------        -----------       -----------      -----------

Other income:
Service charges on deposits                          87,000              73,000           174,000           142,000
Gain on sale of loans                               253,000             112,000           267,000           373,000
Other                                               176,000             137,000           347,000           277,000
                                                  -----------      ------------      ------------       ------------
Total other income                                  516,000             322,000           788,000           792,000
                                                 ------------      ------------      ------------        -----------

Other expenses:
Salaries and employee benefits                       850,000            755,000         1,639,000         1,512,000
Occupancy                                            174,000            171,000           353,000           352,000
Furniture & equipment                                 78,000             71,000           154,000           145,000
Outside customer services                             66,000             48,000           127,000           116,000
Deposit and other insurance                           38,000             88,000            70,000           175,000
Professional fees                                     58,000             38,000           108,000            70,000
Advertising & business development                    99,000             72,000           159,000           154,000
Other                                                266,000            185,000           479,000           403,000
                                                     --------      ------------      ------------        ------------
Total other expenses                               1,629,000          1,428,000         3,089,000         2,927,000
                                                 -----------       -----------        -----------       -----------

Income before income taxes                         1,002,000            665,000         1,884,000         1,201,000
Provision for income taxes                           424,000            293,000           805,000           520,000
                                                 ------------       ------------      ------------     ------------

Net income                                          $578,000           $372,000        $1,079,000          $681,000
                                                 -----------      -------------        ----------       -----------

Common stock earnings per share                        $0.39              $0.26            $0.72              $0.47
Average common shares outstanding
  for net income per share calculation             1,499,365          1,450,769        1,498,732          1,459,224




NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Six Months Ended June 30,
                                                                                       1996             1995
Cash flows from operating activities:

Net income                                                                            $1,079,000        $681,000
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Provision for loan losses and OREO losses                                              210,000         100,000
  Depreciation and amortization                                                          142,000         114,000
  (Increase) decrease in loans held for sale                                          (6,377,000)     (6,670,000)
  Increase in interest receivable and other assets                                      (331,000)       (398,000)
  Increase in accrued interest payable and
    other liabilities                                                                    (103,000)      (116,000)
                                                                                      ------------   ------------
Net cash (used in) provided by operating activities                                    (5,380,000)    (6,289,000)
                                                                                       -----------    -----------

Cash flows from investing activities:

(Purchases) of investment securities

  Held to maturity                                                                    (11,041,000)    (6,785,000)
  Available-for-sale                                                                     (994,000)
Maturities of investment securities
  Held-to-maturity                                                                     15,000,000      3,000,000
Net decrease in deposits in other financial institutions                                 (110,000)      (393,000)
Net (increase) in loans receivable                                                     (4,437,000)   (16,562,000)
Purchase of leasehold improvements and equipment, net                                    (114,000)       (23,000)
                                                                                      ------------ --------------
Net cash used in investing activities                                                  (1,696,000)   (20,763,000)
                                                                                       -------------------------------

Cash flows from financing activities:

Net increase in deposits                                                                5,382,000     22,621,000
Payment of cash dividend                                                                        0       (265,000)
Stock options exercised                                                                    56,000        328,000
                                                                                      -----------   ------------
Net cash provided by financing activities                                               5,438,000     22,684,000
                                                                                        ---------     ----------

Net increase in cash and cash equivalents                                              (1,638,000)    (4,368,000)

Cash and cash equivalents at beginning of year                                         16,288,000     17,966,000
                                                                                       ----------     ----------

Cash and cash equivalents at end of period                                            $14,650,000    $13,598,000
                                                                                      -----------   -----------

Cash Flows - Supplemental Disclosures:
  Cash paid during the period for:
    Interest on deposits and other borrowings                                          $3,396,000     $2,386,000
    Income taxes                                                                          657,000        558,000
  Non-cash transactions:
    Additions to other real estate owned                                                   97,000


                    Northern Empire Bancshares and Subsidiary
                   Notes to Consolidated Financial Statements
                                  June 30, 1996

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at June 30, 1996 and the results of operations for the three and six months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1995 Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the operating results through December 31, 1996.

Note 2 - Net Income per Common Share

Net income per common and common equivalent share is calculated by using the weighted average number of common shares outstanding, adjusted for stock dividends, during the period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Northern Empire Bancshares (the "Corporation") is the bank holding company of Sonoma National Bank (the "Bank"). Since the principal business of the Corporation is the Bank, the following discussion pertains mainly to the Bank.

Total consolidated assets equalled $173,374,000 at June 30, 1996 compared to $166,962,000 at December 31, 1995. Total loans, including loans held for sale, increased $10.5 million since year-end with $6.3 million of that growth occurring in the second quarter. This rapid growth was funded by new deposits, mainly time deposits, which have grown $5.4 million, and from liquid assets.

The net income after tax for the first six months of 1996 equalled $1,079,000 compared to $681,000 for the comparable period of 1995, an increase of 58%. The second quarter's net income after tax of $578,000 increased 55% over the second quarter of 1995 when net income equalled $372,000. The higher profits result from increases in net interest income due to loan growth (higher yielding earning assets) while controlling the Bank's operating costs.

Net Interest Income

Net interest income of $2,205,000 for the second quarter of 1996 increased 22% from $1,811,000 for the comparable period last year. This increase in net interest income during the second quarter of 1996 compared to 1995 resulted from volume increases of $32.3 million in average earning assets during the current quarter compared to the second quarter of 1995. $29.6 million of that increase was in average loans outstanding which have the highest yields. Average interest bearing deposits for the second quarter increased $26.1 million over the same period last year.

The net interest margin for the Bank equalled 5.37% for the second quarter of 1996 compared to 5.49% for the comparable period of 1995. The net interest margin was negatively impacted by a new fee imposed by the Small Business Administration (SBA) of 50 basis points on the guaranteed balance of SBA loans booked since October 12, 1995. This fee which equalled $12,000 during the second quarter was deducted from SBA loan yields. As of June 30, 1996 the Bank had $12.2 million in SBA guaranteed loans subject to this new fee. The prime rate has also dropped from 9% in the second quarter of 1995 to 8.25% in the second quarter of 1996. At June 30, 1996, the Bank had $15.3 million in prime based loans which reprice immediately with prime rate changes. The SBA loan portfolio, totalling $45.5 million, is tied to prime and reprices on a quarterly basis. The Bank has also experienced additional competition which has resulted in lower loan pricing in some situations.

The Bank is considered asset sensitive which means that rate increases benefit the Bank since more of its assets reprice at a faster rate than deposits. Of the Bank's loan portfolio totalling $142 million at June 30, 1996, 75% are floating rate loans which have not reached rate ceilings or floors. Approximately $70 million are prime-based loans, of which $15.3 million reprice immediately and $45.5 million reprice on a quarterly basis. Approximately $36 million of the Bank's loan portfolio is periodically adjustable (generally every six months) based upon the Eleventh District's cost of funds index. This index was 5.2% in June 1995 and has declined to 4.8% as of June 1996. The overall impact of declining rates has resulted in a decline in loan yields from 10.4% for the second quarter of 1995 to 10.2% in 1996.

The increase in interest income was partially offset by an increase in interest expense, which rose from $1,369,000 in the second quarter of 1995 to $1,673,000 in the second quarter of 1996. The major factor was the increase of $26.1 million in average interest bearing deposits when comparing the second quarter of 1996 to 1995. The cost of interest bearing deposits has remained fairly consistent during the last twelve months and equalled 4.94% for the second quarter of 1996 (4.99% for the same period last year). The Bank's growth has been funded by offering time certificates at competitive rates (see "Deposits").

Other Income

Other income increased 61% when comparing the second quarter of 1996 to the same period last year. The income generated from gains on sale of Small Business Administration (SBA) loans can vary significantly based upon the timing of SBA loan sales. Gains on SBA loan sales equalled $253,000 in the second quarter of 1996 compared to $112,000 in the second quarter of 1995; however, the year to date income equalled $267,000 which was below last year's level of $373,000. Included in other income are SBA servicing fees, which equalled $66,000, and fees for investment services provided through PrimeVest (new product in last quarter of 1995) which added $10,000 during the second quarter of 1996. Service charges on deposit accounts increased due to the implementation of a new service charge schedule in February of 1996.

Non-Interest Expenses

The Bank's operating expenses increased by 14% over the second quarter of 1995 to $1,629,000 in the second quarter of 1996. Salaries and benefits increased 13% due to incentives on Commercial and SBA loan production and annual salary increases. Occupancy expenses increased 2% mainly due to increases in lease rates tied to indexes. Equipment costs increased 10% due to depreciation on new data processing equipment and increased usage of personal computers. Deposit and other insurance has decreased 57% due to the lower assessment rate charged for FDIC insurance. There is no assurance that the currently low FDIC assessment rate will not be increased in the future. Advertising and marketing costs vary significantly based upon marketing activities. Professional expenses have increased due to the higher level of legal activity on problem loans and OREO properties during the second quarter of 1996. Other expenses include: stationery & supplies, telephone, postage, loan expenses, director fees, dues and subscriptions and automobile expenses. Many of these other expense categories have increased due to growth within the Bank; however, the majority of the increases relate to costs associated with problem loans, foreclosure expenses and Other Real Estate Owned (OREO) costs. During the second quarter of 1996, a $30,000 valuation reserve for potential losses on OREO properties was recorded and included in other expenses.

The total non-interest expenses for the SBA lending department for the second quarter was approximately $384,000 ($229,000 in personnel costs, $36,000 in occupancy and equipment expenses, $42,000 in marketing/business development) which equalled their costs for the second quarter of 1995. The Bank has increased its SBA loan portfolio without increasing the costs due to operating efficiencies.

Income Taxes

The effective tax rate approximated 42% for the second quarter of 1996. The provision for the second quarter of 1995 was $424,000 versus $293,000 for the same period last year. The increase resulted from the increase in pre-tax income during the second quarter of 1996 compared to 1995.

Liquidity and Investment Portfolio

Liquidity is a bank's ability to meet possible deposit withdrawals, to meet loan commitments and increased loan demand, and to take advantage of other investment opportunities as they arise. The Bank's liquidity practices are defined in both the Asset and Liability Policy and the Investment Policy. These policies define internal guidelines for acceptable liquidity measures in terms of ratios to total assets, deposits, liabilities and capital with exceptions being reported to ALCO committee and the Board. As of June 30, 1996, the Bank's liquidity ratio of liquid assets to total assets equalled 14.8%, which was slightly below the policy's minimum level of 15%. This resulted from unanticipated high loan growth late in the second quarter. The Bank is currently running a certificate of deposit campaign offering a very competitive rate which is expected to raise the liquidity ratio to within the established guidelines. The Bank has been holding the guaranteed portion of SBA loans rather than selling them to enjoy the higher yield on loans versus other investments. These loans are not included in the liquidity calculation; however, they could be sold and converted to cash within a few weeks. At June 30, 1996 the Bank had $20,701,000 in SBA loans which could be sold. If these loans were included in the liquidity calculation the ratio would equal 26.7%.

Cash and due from banks, federal funds sold and certificates of deposit totalled $19,899,000 or 11.5% of total assets at June 30, 1996, compared to $21,427,000 or 12.8% of total assets at December 31, 1995. The Bank held an unusually high balance of $11,288,000 in cash and due from banks at 1995 which have now declined to a more normal level. At June 30, 1996 the Bank held a total of $7.9 million in U.S. Treasuries compared to $10.9 at year end. The Bank is required to pledge $500,000 of its U.S. Treasury investment for Federal Tax Deposits. This current level of liquidity is slightly below the Bank's liquidity position over the last several years. The current deposit campaign is expected to restore the Bank's liquidity position to more typical levels.

Liquidity is also provided through the sale or participation of loans. During the second quarter of 1996 the Bank sold $702,000 in SBA loans (guaranteed portion) compared to $1,603,000 for the same period last year.
The Bank currently has approximately $1 million in loan sales in process.

The Bank also has unused federal funds lines of credit totalling $9,000,000. The Bank feels this amount of liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from short term investments on its capital, exercises of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At June 30, 1996, the Corporation had non-interest and interest bearing cash balances of $198,000 which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

Deposits grew 3.5% since the end of 1995 to $159.6 million at June 30, 1996. These deposits were used to fund loan growth. The Bank is currently offering a time certificate at a very competitive rate, which is expected to increase deposits by approximately $10 million during the third quarter. These deposits are necessary to maintain adequate liquidity, as discussed above, and to fund new loan growth projected for the third quarter.

The overall cost of funds of 4.92% has remained at approximately the same level during the second quarter of 1996 when comparing to the second quarter of last year. Rates on the various deposit products had been compressed to a very narrow margin; however, over the last year, rates offered on certificates of deposit have increased making them more attractive to depositors while money market account rates have declined. The Bank's time deposits have grown 7% over December 31, 1995 balances.

Deposits include $51.3 million in the "Sonoma Investors Reserve" account. This account is a limited transaction account with a floating rate which is tied to the 13 week treasury bill less a margin of 50 basis points. The rate offered on this account has been very attractive and many of the Bank's customers have held their funds in this deposit product rather than locking in a specific maturity. New customers continue to find this deposit account attractive due to the immediate availability of the funds versus a time certificate bearing a future maturity.

At the end of June 1996, non-interest bearing deposits equalled $23.6 million compared to $23 million at December 31, 1995. Transaction accounts include balances with title companies. This type of deposit account has greater balance fluctuations than other types of deposits based upon their business activity; however, they carry average balances of between $2 to $3 million.

At June 30, 1996, certificates of deposits of $100,000 or more equalled $20 million or 12.5% of total deposits versus $19.3 million or 12.5% of total deposits at December 31, 1995. The holders of these deposits are primarily local customers of the Bank. While these deposits are considered to be rate sensitive, the Bank believes they are stable deposits, as they are obtained primarily from customers with other banking relationships with the Bank.

The lower interest rate environment over the past few years and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans held for investment plus loans available for sale equalled $140.1 million, at June 30, 1996, increasing 8.1% from $129.6 at December 31, 1995. The loan demand continued strong in the second quarter with net loan growth of $6.3 million. The SBA department experienced strong loan demand, especially in the Arizona market. SBA loans available for sale increased $2.3 million to $20.7 million at June 30, 1996.

The Bank continues to emphasize commercial and real estate lending. At June 30, 1996, 39% of the loans held for investment were commercial loans and 59% were real estate and construction loans, compared to 40% and 58% respectively at December 31, 1995. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. Real estate construction loans are primarily for single family residences and commercial properties under $2 million located within Sonoma County. Construction loans are made to "owner/occupied" and "owner/users" of the properties and occasionally to developers with a successful history of developing projects in the Corporation's market area. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and market availability of conventional real estate financing to repay such construction loans. As of June 30, 1996, the Bank had $2.4 million outstanding in construction loan financing. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank. The Bank offers residential mortgage services on a limited basis.

The Bank has a small portfolio of consumer loans, which equaled 2% of the total loan portfolio at June 30, 1996.

Allowance for Loan Losses

The allowance for loan losses equalled $1,858,000 at June 30, 1996 as compared to $1,676,000 at December

31, 1995. At June 30, 1996, the allowance for loan losses equalled 1.6% of total loans (net of loans held for sale) compared to 1.4% at December 31, 1995. The allowance for loan loss is reviewed on a monthly basis and is based on an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved and reserved for according to the risk assessment.

At June 30, 1996 there were six loans on non-accrual which totalled $848,000. There were three loans totalling $175,000 past due 90 days or more and still accruing interest. Of the nonaccrual loans $806,000 are secured by real estate. On December 31, 1995, there were six loans on non-accrual totalling $398,000, there were no loans past due 90 or more days and still accruing interest. At the end of the second quarter, loans past due 30-89 days totalled $2.6 million, which is a higher than normal level for the Bank; however, the Bank has real estate collateral supporting $2.5 million of that total.

Other Real Estate Owned

As of June 30, 1996, the Bank owned two commercial buildings, one located in Moraga, California and the other in San Francisco, California. Title was transferred through foreclosure actions on SBA guaranteed loans in which the Bank had previously sold a 75% interest to investors. Based upon recent appraisals, a valuation reserve for $30,000 was recorded in the second quarter to lower the book value to approximate market value. The Bank basis, after the valuation reserve, for the two properties totalled $97,000 at June 30, 1996. The Bank held no other real estate owned during 1995.


Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At June 30, 1996, the Bank's was considered " well capitalized." The Bank's total risk-based capital ratio was 10.5% and leverage capital ratio was 7.4%. Northern Empire Bancshares' (on a consolidated basis) total risk-based capital ratio was 10.8% and leverage capital ratio was 7.6%.

In May 1996, the Corporation declared a 5% stock dividend to shareholders of record on June 14, 1996, new stock certificates representing the stock dividend were issued on July 1, 1996.



                                    SCHEDULES


                            LOANS HELD FOR INVESTMENT


                                                               June 30, 1996             December 31, 1995
Commercial Loans                                                 $48,370,000                   $47,745,000
Real Estate Loans-Construction                                     2,366,000                     3,556,000
Real Estate Loans-Other                                           70,072,000                    64,713,000
Installment Loans                                                  2,252,000                     2,702,000
                                                                   ---------                     ---------

   Total                                                        $123,060,000                  $118,716,000
                                                                ------------                  ------------


Of the total loans due in more than one year, $33,003,000 were at fixed interest rates or had reached the loan's floor or ceiling rates. $106,686,000 were at adjustable interest rates at June 30, 1996. The loan portfolio has no foreign balances.



                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                               Quarter Ended              Six Months Ended
                                                               June 30, 1996                 June 30, 1996

Balance - Beginning of Period                                     $1,767,000                    $1,676,000
Provision for Loan Losses                                             90,000                       180,000
Charge Offs                                                                0                             0
Recoveries                                                             1,000                         2,000
                                                                  -------------                 -------------
Balance - End of the Period                                       $1,858,000                    $1,858,000
                                                                  -------------                 -------------

There were six loans on non-accrual at June 30, 1996, amounting to $848,000, of which $806,000 were secured by real estate collateral.



                                  GAP ANALYSIS

The following schedule represents interest rate sensitivity profile of assets, liabilities and shareholder's equity classified by earliest possible repricing opportunity or maturity date.

                                                                     Over           Over        Non-rate
Balance Sheet - June 30, 1996                                    3 Months         1 Year       Sensitive
                                                   Through        through        through         or Over
($000)                                            3 Months         1 Year       5 Years          5 Years          Total
 Deposits-other financial
     institutions                                   $1,089         $4,160                                        $5,249
Fed funds sold                                       7,451                                                        7,451
Investment securities                                               6,792           $997            $123          7,912
Loans and loans held for sale                       85,507         43,375          9,761           5,117        143,760
Non-interest-earning assets (net)                                                                  9,002          9,002
                                                 ------------   ------------    -----------       -------        -------


Total Assets                                       $94,047        $54,327        $10,758         $14,242       $173,374
                                                   -------        -------       --------         --------       --------


Liabilities & Shareholders Equity

Time Deposits $100,000 and over                     $4,920        $12,081         $2,835                        $19,836
All other interest-bearing deposits                 77,991        28,311           9,857               4        116,163
Non-interest bearing liabilities                                                                 $24,260         24,260
Shareholders' Equity                                                                              13,115         13,115
                                              ------------    -----------    -----------      ----------         ------
Total Liabilities & Shareholders' Equity           $82,911        $40,392        $12,692         $37,379       $173,374
                                                  --------        -------        -------       ---------       --------

Interest Rate Sensitivity GAP (1)                  $11,136        $13,935        ($1,934)       ($23,137)
                                                   -------        -------        --------      ----------

Cumulative Int. Rate Sensitivity GAP               $11,136        $25,071        $23,137              $0
                                                   -------        -------        -------    -------------


(1) Interest rate sensitivity gap is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None other than in the ordinary course of business.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Corporation was held on May 21, 1996. The following directors were re-elected.

                                                       For        Against       Withheld

Clement C. Carinalli                             1,090,202              0          4,093
Patrick R. Gallaher                              1,090,202              0          4,093
William P. Gallaher                              1,090,202              0          4,093
William E. Geary                                 1,090,202              0          4,093
James B. Keegan, Jr.                             1,090,202              0          4,093
Dennis R. Hunter                                 1,090,202              0          4,093
Robert V. Pauley                                 1,090,202              0          4,093

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

(10)(v)* Director's Deferred Compensation Plan between William P. Gallaher and Sonoma National Bank

*Management contract or compensation plan or arrangement.

(27)(a)  Financial Data Schedule

b.  Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN EMPIRE BANCSHARES

Date:  August 14, 1996

/s/Dennis R. Hunter                          /s/Patrick R. Gallaher
- -------------------------------              -----------------------------------
Dennis R. Hunter                             Patrick R. Gallaher
Chairman of the Board                        Director & Chief Accounting Officer