Form 10QSB
period 1996-09-30
NORTHERN EMPIRE BANCSHARES
filed 1996-11-14
CIK 746253

FORM 10-QSB


                                            SECURITIES AND EXCHANGE COMMISSION

                                                  Washington, D.C.  20549


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended September 30, 1996

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

                                           APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Title of class: Common Stock, no par value Outstanding shares as of October 31, 1996: 1,461,346
Transitional Small Business Disclosure Format (check one): Yes No X

                                              PART I - FINANCIAL INFORMATION

                                               ITEM 1. FINANCIAL STATEMENTS

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                                                           September 30,             December 31,
                                                                                   1996                     1995
                                                                           ____________              ____________
ASSETS
Cash and equivalents:

Cash and due from banks                                                    $12,400,000               $11,288,000
Federal funds sold                                                          12,669,000                 5,000,000
                                                                           ------------              -------------
Total cash and equivalents                                                  25,069,000                16,288,000

Certificates of deposits in other financial institutions                     4,556,000                 5,139,000
Investment securities:
  Held to maturity (Market value: 1996 -$6,686,000;
      1995 - $10,882,000)                                                     6,778,000               10,879,000
  Available for sale                                                          1,123,000                        0

Loans held for sale                                                          23,404,000               14,324,000
Loans receivable, net                                                       130,870,000              115,263,000

Other real estate owned, net                                                     94,000                        0
Leasehold improvements and equipment, net                                       666,000                  747,000
Accrued interest receivable and other assets                                  4,687,000                4,322,000
                                                                           ---------------          ---------------


Total assets                                                               $197,247,000             $166,962,000
                                                                           -------------            ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                      $ 30,217,000             $ 23,017,000
 Interest bearing:
   Money market rate                                                         54,345,000               49,913,000
   Savings                                                                    4,439,000                5,086,000
   Demand                                                                     9,661,000                9,672,000
   Certificates of deposit                                                   84,159,000               66,533,000
                                                                            182,821,000              154,221,000
Accrued interest payable and other liabilities                                  695,000                  759,000
                                                                         ---------------          ---------------
Total liabilities                                                           183,516,000              154,980,000
                                                                            ------------             ------------

Shareholders' equity:
Common stock, no par value; authorized, 20,000,000 shares;
  shares issued and outstanding, 1,461,346 in 1996 and
  1,322,299 in 1995                                                           8,310,000                7,433,000
Retained earnings                                                             5,418,000                4,549,000
Unrealized gain on investment securities available for sale,
  net of tax                                                                      3,000                        0
                                                                          ----------------       --------------------
Total shareholders' equity                                                   13,731,000               11,982,000
                                                                            -------------            --------------

Total liabilities and shareholders' equity                                 $197,247,000             $166,962,000
                                                                             ------------           ------------



NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                             Three Months Ended                     Nine Months Ended
                                                                September 30,                          September 30,
                                                     --------------------------------             ---------------------
                                                              1996                     1995             1996             1995

Interest income:

Loans                                                     $3,784,000               $3,221,000      $10,810,000      $8,516,000
Certificates of deposits
   in other financial institutions                            64,000                  103,000          223,000         263,000
Federal funds sold and
  investment securities                                      306,000                  184,000          834,000         571,000
                                                           -----------              ------------      -------------  ------------
Total interest income                                      4,154,000                3,508,000        11,867,000      9,350,000

Interest expense                                           1,862,000                1,475,000         5,210,000      3,881,000
                                                           ----------               -----------      ------------    -----------
Nerest income before
  provision for loan losses                                2,292,000                 2,033,000         6,657,000     5,469,000

Provision for loan losses                                     90,000                    70,000           270,000       170,000
                                                            ----------             -------------     -------------   ------------
Net interest income after
  provision for loan losses                                2,202,000                 1,963,000         6,387,000     5,299,000
                                                           -----------              -----------      ------------    -----------

Other income:
Service charges on deposits                                  168,000                   106,000           342,000       289,000
Gain on sale of loans                                        132,000                   271,000           399,000       644,000
Other                                                         86,000                   122,000           433,000       358,000
                                                          -----------             - -----------       -------------  ------------
Total other income                                           386,000                   499,000         1,174,000     1,291,000
                                                          -----------              ------------       ------------   ----------

Other expenses:
Salaries and employee benefits                               833,000                   834,000         2,472,000     2,346,000
Occupancy                                                    178,000                   171,000           531,000       523,000
Furniture & equipment                                         79,000                    70,000           233,000       215,000
Outside customer services                                     64,000                    55,000           191,000       171,000
Deposit and other insurance                                   35,000                    24,000           105,000       199,000
Professional fees                                             31,000                    32,000           139,000       102,000
Advertising & business development                            71,000                    57,000           230,000       211,000
Other                                                        225,000                   190,000           704,000       593,000
                                                           ----------                ------------    -------------    ------------
Total other expenses                                       1,516,000                 1,433,000         4,605,000     4,360,000
                                                          ----------                 -----------     ------------    -----------

Income before income taxes                                1,072,000                  1,029,000         2,956,000     2,230,000
Provision for income taxes                                  455,000                    453,000         1,260,000       973,000
                                                         ------------               ------------       ------------   ------------

Net income                                                 $617,000                   $576,000        $1,696,000    $1,257,000
                                                          -----------               -----------      -----------    -----------

Common stock earnings per share                               $0.41                      $0.39             $1.13         $0.85
Average common shares outstanding
  for net income per share calculation                    1,502,338                  1,484,377         1,500,452     1,473,020





NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine Months Ended September 30,
                                                                                1996                1995
Cash flows from operating activities:


Net income                                                                  $1,696,000             $1,257,000
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Provision for loan losses and OREO losses                                    303,000                170,000
  Depreciation and amortization                                                215,000                166,000
  (Increase) decrease in loans held for sale                                (9,080,000)            (7,650,000)
  Increase in interest receivable and other assets                            (365,000)              (483,000)
  Increase in accrued interest payable and
    other liabilities                                                          (64,000)               (14,000)
                                                                            -----------            -----------
Net cash (used in) provided by operating activities                         (7,295,000)            (6,554,000)
                                                                            -----------            -----------

Cash flows from investing activities:

(Purchases) of investment securities
  Held to maturity                                                         (11,025,000)           (10,810,000)
  Available-for-sale                                                          (997,000)
Maturities of investment securities
  Held-to-maturity                                                          15,000,000              9,000,000
Net decrease in deposits in other financial institutions                       583,000                  3,000
Net (increase) in loans receivable                                         (16,001,000)           (24,975,000)
Purchase of leasehold improvements and equipment, net                         (134,000)              (164,000)
                                                                            ------------       ---------------
Net cash used in investing activities                                      (12,574,000)           (26,946,000)
                                                                         -----------------     ---------------

Cash flows from financing activities:

Net increase in deposits                                                    28,600,000              27,747,000
Cash dividend and stock dividend fractional share payout                        (2,000)               (264,000)
Stock options exercised                                                         52,000                 328,000
                                                                            -----------             ------------
Net cash provided by financing activities                                   28,650,000              27,811,000
                                                                            ----------               ----------

Net increase in cash and cash equivalents                                    8,781,000              (5,689,000)

Cash and cash equivalents at beginning of year                              16,288,000              17,966,000
                                                                            ----------              ----------

Cash and cash equivalents at end of period                                 $25,069,000              $12,277,000
                                                                            -----------             -----------

Cash Flows - Supplemental Disclosures:
  Cash paid during the period for:
    Interest on deposits and other borrowings                               $5,235,000               $3,836,000
    Income taxes                                                             1,390,000                  959,000
  Non-cash transactions:
    Additions to other real estate owned                                        97,000                        0


                                      Northern Empire Bancshares and Subsidiary
                                      Notes to Consolidated Financial Statements
                                                   September 30, 1996

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at September 30, 1996 and the results of operations for the three and nine months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1995 Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the operating results through December 31, 1996.

Note 2 - Net Income per Common Share

Net income per common and common equivalent share is calculated by using the weighted average number of common shares outstanding, adjusted for stock dividends, during the periods.


             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Northern Empire Bancshares (the "Corporation") is the bank holding company of Sonoma National Bank (the "Bank"). Since the principal business of the Corporation is the Bank, the following discussion pertains mainly to the Bank.

Total consolidated assets equaled $197,247,000 at September 30, 1996 compared to $166,962,000 at December 31, 1995. Total loans, including loans held for sale, increased $25.1 million since year-end, with $14.4 million of that growth occurring in the third quarter. This rapid growth was funded by new deposits which have grown $28.6 million since year end.

The net income after tax for the nine months of 1996 equaled $1,696,000 compared to $1,257,000 for the comparable period of 1995, an increase of 34.9%. The third quarter's net income after tax of $617,000 increased 7.1% over the third quarter of 1995 when net income equaled $576,000. The higher profits result from increases in net interest income due to loan growth (higher yielding earning assets), while controlling the Bank's operating costs.

Net Interest Income

Net interest income of $2,292,000 for the third quarter of 1996 increased 12.7% from $2,033,000 for the comparable period last year. This increase in net interest income during the third quarter of 1996 compared to 1995 resulted from volume increases of $37.3 million in average earning assets during the current quarter compared to the third quarter of 1995. $30.0 million of that increase was in average loans outstanding which have the highest yields. Average interest bearing deposits for the third quarter increased $31.7 million over the same period last year.

While net interest income has increased, the net interest margin has declined from 5.72% during the third quarter of 1995 to 5.10% for the third quarter of 1996. This change results from declining rates which have negatively impacted the loan yields while deposit costs have remained at approximately the same level. The Bank is considered asset sensitive which means that rate increases benefit the Bank and conversely declining rate negatively impact the Bank since more of its assets reprice at a faster rate than deposits. Of the Bank's loan portfolio totaling $158.1 million at September 30, 1996, 71.2% are floating rate loans which have not reached rate ceilings or floors.

During the third quarter of 1996 the loan yield was 9.2% compared to 10.53% for the third quarter of 1995. Loan yields have declined mainly due the drops in prime rate from last year. The prime rate was 9% at the beginning of the third quarter of 1995 and now equals 8.25%. At September 30, 1996, the Bank had $23 million in prime based loans which reprice immediately with prime rate changes. In addition, the Small Business Administration (SBA) loan portfolio, totaling $53 million, is tied to prime and reprices on a quarterly basis. Approximately $52.4 million of the Bank's loan portfolio is periodically adjustable (generally every six months) based upon the Eleventh District's cost of funds index. This index was 5.14% in September 1995 and has declined to 4.84% as of September 1996.

The net interest margin was also negatively impacted by a new fee imposed by the SBA of 50 basis points on the outstanding balances of all guaranteed SBA loans approved since October 12, 1995. This fee which equaled $17,000 during the third quarter was deducted from SBA loan yields. As of September 30, 1996 the Bank had $15 million in SBA guaranteed loans subject to this new fee.

The net interest margin was further impacted by the minimal decline in the cost of funds. There has been a shift from deposit growth in savings deposits which are tied to rates on US Treasuries to time certificates which bear higher interest rate. This shift in the deposit composition has resulted in time certificates now comprising 46.0% of total deposits compared to 38.5% at September 30, 1995. (See Deposits). With the rapid loan growth, the Bank offered very competitive rates on time certificates to fund new loan volume and maintain liquidity. The shift in the deposit composition and the fact that time certificates bear the highest interest cost has resulted in the cost of funds remaining at a similar level as the third quarter of last year.

Interest expense increased from $1,475,000 in the third quarter of 1995 to $1,862,000 in the third quarter of 1996. The major factor was the increase of $31.7 million in average interest bearing deposits when comparing the third quarter of 1996 to 1995, while cost of interest bearing deposits declined only 3 basis points to 4.99% during this same period.

Other Income

Other income decreased 22.6% when comparing the third quarter of 1996 to the same period last year. The income generated from gains on sale of Small Business Administration (SBA) loans can vary significantly based upon the timing of SBA loan sales. Gains on SBA loan sales equaled $132,000 in the third quarter of 1996 compared to $271,000 in the third quarter of 1995 with the year to date income equaling $399,000 compared to last year's level of $644,000. Included in other income are SBA servicing fees, which equaled $101,000, and fees for investment services provided through PrimeVest (new product in last quarter of 1995) which added $8,000 during the third quarter of 1996. Service charges on deposit accounts increased due to an increase in the number of deposit accounts subject to charges, the implementation of a higher service charge schedule in February 1996 and larger overdraft activity due to the increase in the deposit base.

Non-Interest Expenses

The Bank's operating expenses increased by 5.8% over the third quarter of 1995 to $1,516,000 in the third quarter of 1996. Salaries and benefits were slightly below the 1995 expenses level during the third quarter; however, increased 5.4% for the year due to annual salary increases and incentives on Commercial and SBA loan production. The Bank's loans and deposits has grown rapidly without adding new staff. Occupancy expenses increased 4.1% mainly due to increases in lease rates tied to indexes. Equipment costs increased 13% due to depreciation on new data processing equipment and increased usage of personal computers. Deposit and other insurance has increased when comparing the third quarter of 1995 to 1996 due to the large FDIC insurance refund which was received and recorded in the third quarter of 1995, excluding this refund, this expense has decreased from last year due to the low assessment rate charged for FDIC insurance. There are no assurance that the currently low FDIC assessment rate will not be increased in the future.

Advertising and marketing costs vary significantly based upon marketing activities. Professional expenses have increased due to the higher level of legal activity on problem loans and OREO properties, these were, however, comparable to the third quarter of 1995. Other expenses include: stationery & supplies, telephone, postage, loan expenses, director fees, dues and subscriptions and automobile expenses. Many of these other expense categories have increased due to growth within the Bank. The majority of the increases relate to costs associated with problem loans, foreclosure expenses and Other Real Estate Owned (OREO) costs. During the second and quarter of 1996 a total of $33,000 for a valuation reserve for potential losses on OREO properties was recorded and included in other expenses.

Income Taxes

The effective tax rate approximated 42.4% for the third quarter of 1996. The provision for the third quarter of 1996 was $454,000 versus $453,000 for the same period last year. The provision for the year equaled $1,259,000 up from $973,000 last year. This increase resulted from the increase in pre-tax income.

Liquidity and Investment Portfolio

Liquidity is a bank's ability to meet possible deposit withdrawals, to meet loan commitments and increased loan demand, and to take advantage of other investment opportunities as they arise. The Bank's liquidity practices are defined in both the Asset and Liability Policy and the Investment Policy. These policies define internal guidelines for acceptable liquidity measures in terms of ratios to total assets, deposits, liabilities and capital with exceptions being reported to ALCO committee and the Board. As of September 30, 1996, the Bank's liquidity ratio of liquid assets to total assets of 17.9% was above the policy's minimum guideline of 15%. The Bank's liquidity position improved during the third quarter due to an increase in deposits of $23.2 million. The funds generated by this increase were used to fund the significant loan growth the Bank has been experiencing and to improve the Bank's liquidity position.

Liquidity has also been affected by the Bank's decision to hold the guaranteed portion of SBA loans rather than selling them, to enjoy the higher yield on loans versus other investments. These guaranteed loans are not included in the liquidity calculation; however, they could be sold and converted to cash within a few weeks. At September 30, 1996 the Bank had $23.4 million in SBA loans which could be sold. If these loans were included in the liquidity calculation the ratio would equal 29.8%.

Cash and due from banks, federal funds sold and certificates of deposit totaled $29,625,000 or 15.0% of total assets at September 30, 1996, compared to $21,427,000 or 12.8% of total assets at December 31, 1995. At September 30, 1996 the Bank held a total of $7.9 million in U.S. Treasuries compared to $10.9 million at year end. The Bank is required to pledge $500,000 of its U.S. Treasury investment for Federal Tax Deposits.

Liquidity is also provided through the sale or participation of loans. During the third quarter of 1996 the Bank sold $1.6 million in SBA loans (guaranteed portion) compared to $4.1 million for the same period last year. The Bank is currently in the process of selling approximately $2.3 million in SBA guaranteed loans.

The Bank also has unused federal funds lines of credit totaling $9 million. The Bank feels this amount of liquidity is adequate to meet any short term cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from short term investments on its capital, exercises of stock options and dividends from the Bank. The Bank's ability to pay dividends to the

Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At September 30, 1996, the Corporation had non-interest and interest bearing cash balances of $195,000 which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

Deposits grew 18.5% since the end of 1995 to $182.8 million at September 30, 1996. During the third quarter the Bank offered a time certificate at a very competitive rate, and time certificates increased by approximately $12.8 million. The deposit growth was used to maintain adequate liquidity and to fund new loan growth.

The overall cost of funds of 4.99% has remained at approximately the same level during the third quarter of 1996 when compared to 5.02% for the third quarter of last year. Eighteen months ago rates on the various deposit products had been compressed to a very narrow margin; however, since then rates offered on certificates of deposit have increased making them more attractive to depositors. Therefore deposit growth has centered in time deposits which grew $30.7 million to $84.2 million over the last year. The growth in time certificates is attributable to deposit campaigns which offer competitive rates. The Bank's need for funds and the shift to time certificates, which bear the highest cost, has negatively impacted the Bank's cost of funds during a period when market rates were declining. There has been an increase in the volatility of deposits as a result of these campaigns which offer higher prices.

Deposits include $54.3 million in the "Sonoma Investors Reserve" account compared to $50.2 million a year ago. This account is a limited transaction account with a floating rate which is tied to the 13 week treasury bill less a margin of 50 basis points. The rate offered on this account has been very attractive and many of the Bank's customers have held their funds in this deposit product rather than locking in a specific maturity. New customers continue to find this deposit account attractive due to the immediate availability of the funds versus a time certificate bearing a future maturity.

At the end of September 1996, non-interest bearing deposits equaled $30.2 million compared to $23.0 million at December 31, 1995. These balances have greater fluctuations on a daily basis with average balances of $23 million during the current year. Transaction accounts include balances with title companies which held higher than normal balances at the end of the third quarter. This type of deposit account has greater balance fluctuations than other types of deposits based upon their business activity; however, they carry average balances of approximately $2 million.

At September 30, 1996, certificates of deposits of $100,000 or more equaled $23.0 million or 12.6% of total deposits versus $19.3 million or 12.5% of total deposits at December 31, 1995. The holders of these deposits are primarily local customers of the Bank. While these deposits are considered to be rate sensitive, the Bank believes they are stable deposits, with many of these customers having other banking relationships with the Bank.

The lower interest rate environment over the past few years and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive rates on time deposit to raise funds during periods of high loan growth.

Loans

Loans held for investment plus loans available for sale equaled $158.1 million, at September 30, 1996, increasing 18.9% from $133.0 million at December 31, 1995. The loan demand continued strong in the third quarter with loan growth for the first nine months of 1996 equaling $25.1 million. The majority of this growth occurred in SBA and commercial real estate lending.

The SBA department experienced strong loan demand, especially in the Arizona market, through the first nine months of 1996. The 7a loan product has been more popular in the Arizona market than California. The California SBA loan market has shown signs of maturing in that new construction has softened, more bank and non-bank lenders are offering the product and conventional and other SBA loan products have been developed to compete with the core 7a loan facility. In Arizona new construction remains strong and growth of that economy is among the strongest in the nation. Improvement in California production may result from recent changes within the SBA loan programs and an improving California economy. The SBA loan program remains subject to budget considerations at the Federal level. Major changes to the program could affect profitability and future SBA loan growth. SBA loans available for sale increased $9.1 million since December 31, 1995 to $23.4 million at September 30, 1996.

The Bank continues to emphasize business and real estate lending. At September 30, 1996, 38.7% of the loans held for investment were commercial or business loans and 59.6% were real estate and construction loans, compared to 40% and 58% respectively at December 31, 1995. The Bank has increased the commercial and commercial real estate portfolio through its reputation, in Sonoma and Marin Counties, as an experienced business and real estate lender which facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan to value ratios. The commercial real estate portfolio are secured by office space (approximately 45%), industrial & warehouse (approximately 36%) and retail space (approximately 15%). Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

Real estate construction loans are primarily for single family residences and commercial properties located within our targeted market place. Construction loans are made to "owner/occupied" and "owner/users" of the properties and occasionally to developers with a successful history of developing projects in the Corporation's. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and market availability of conventional real estate financing to repay such construction loans. As of September 30, 1996, the Bank had $2.7 million outstanding in construction loan financing.

The Bank has a small portfolio of consumer loans, which equaled 1.7% of the total loan portfolio at September 30, 1996. The Bank offers residential mortgage services on a limited basis.

Allowance for Loan Losses

The allowance for loan losses equaled $1,893,000 at September 30, 1996 as compared to $1,676,000 at December 31, 1995. At September 30, 1996, the allowance for loan losses equaled 1.5% of total loans (net of loans held for sale) compared to 1.4% at December 31, 1995. The allowance for loan loss is reviewed on a monthly basis and is based on an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved and reserved for according to the risk assessment.

At September 30, 1996 there were eight loans on non-accrual which totaled $846,000. There were no loans past due 90 days or more and still accruing interest. Of the nonaccrual loans $810,000 have real estate security. On December 31, 1995, there were six loans on non-accrual totaling $398,000, there were no loans past due 90 or more days and still accruing interest. At the end of the third quarter, loans past due 30-89 days totaled $513,000 of which the Bank held real estate security on $445,000 of that total.

Other Real Estate Owned

As of September 30, 1996, the Bank owned two commercial buildings, one located in Moraga, California and the other in San Francisco, California. Title was transferred through foreclosure actions on SBA guaranteed loans in which the Bank had previously sold a 75% interest to investors. Based upon recent appraisals, a valuation reserve for $33,000 has been recorded to adjust the book value to approximate market value. The Bank's basis, after the valuation reserve, for the two properties totaled $94,000 at September 30, 1996. The Bank held no other real estate owned during 1995.

Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At September 30, 1996, the Bank's was considered "well capitalized." The Bank's total risk-based capital ratio was 10.3% and leverage capital ratio was 7.2%. Northern Empire Bancshares' (on a consolidated basis) total risk-based capital ratio was 10.6% and leverage capital ratio was 7.4%.

In May 1996, the Corporation declared a 5% stock dividend to shareholders of record on June 14, 1996, new stock certificates representing the stock dividend were issued on July 1, 1996.



                                                         SCHEDULES


                                                 LOANS HELD FOR INVESTMENT


                                                          September 30, 1996             December 31, 1995

Commercial Loans                                                $ 52,167,000                  $ 47,745,000
Real Estate Loans-Construction                                     2,680,000                     6,819,000
Real Estate Loans-Other                                           77,639,000                    61,450,000
Installment Loans                                                  2,242,000                     2,702,000
                                                                  -----------                  ------------
   Total                                                        $134,728,000                  $118,716,000
                                                                ------------                  ------------

Of the total loans due in more than one year, $42.5 million were at fixed interest rates or had reached the loan's floor or ceiling rate $112.1 million were at adjustable interest rates at September 30,1996.
The loan portfolio has no foreign balances.



                                         ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                               Quarter Ended             Nine Months Ended
                                                          September 30, 1996            September 30, 1996

Balance - Beginning of Period                                  $1,858,000                       $1,676,000
Provision for Loan Losses                                          90,000                          270,000
Charge Offs                                                        59,000                           59,000
Recoveries                                                          6,000                            6,000
                                                               -------------                 -------------
Balance - End of the Period                                    $1,893,000                       $1,893,000
                                                               ----------                       ----------


There were eight loans on non-accrual at September 30, 1996, amounting to $846,000, of which $810,000 were secured by real estate collateral.

                                                       GAP ANALYSIS

The following schedule represents interest rate sensitivity profile of assets, liabilities and shareholder's equity classified by earliest possible repricing opportunity or maturity date.

                                                                   Over             Over         Non-rate
Balance Sheet - September 30, 1996                                 3 Months         1 Year       Sensitive
                                                  Through          through          through      or Over
($000)                                            3 Months         1 Year           5 Years      5 Years          Total
                                                  --------        -------          -------       --------          -----
Assets

Time Deposits-other financial

     institutions                                  $ 1,287        $ 3,269                                        $4,556
Fed funds sold                                      12,669                                                       12,669
Investment securities                                  752          6,026         $1,000            $123          7,901
Loans and loans held for sale                       83,155         53,139         10,040          11,797        158,131
Non-interest-earning assets (net)                                                                 13,990         13,990
                                              ------------   ------------    -----------          ------        -------


Total Assets                                       $97,863        $62,434        $11,040         $25,910       $197,247
                                                   -------        -------       --------         -------       --------


Liabilities & Shareholders Equity

Time Deposits $100,000 and over                     $5,163        $16,016         $1,831                        $23,010
All other interest-bearing deposits                 77,015         45,231          7,346               4        129,596
Non-interest bearing liabilities                                                                 $30,910         30,910
Shareholders' Equity                                                                              13,731         13,731
                                              ------------    -----------    -----------      ----------         ------
Total Liabilities & Shareholders' Equity           $82,178        $61,247          $9,177        $44,645       $197,247
                                                  --------        -------          ------      ---------       --------

Interest Rate Sensitivity GAP (1)                  $15,685         $1,187        ($1,863)       ($18,735)
                                                   -------         ------        --------      ----------

Cumulative Int. Rate Sensitivity GAP               $15,685        $16,872        $18,735              $0
                                                   -------        -------        -------   -------------


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

(10)(w) Lease for Bank Premises at 6641 Oakmont Drive, Santa Rosa, California, dated October 1, 1996.

(10)(x) Lease for Loan and Administration Offices at 751 and 755 Fourth Street, Santa Rosa, California, dated June 1, 1996.

(27)(a)  Financial Data Schedule

b.  Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN EMPIRE BANCSHARES

Date: November 12, 1996

/s/Dennis R. Hunter                        /s/Patrick R. Gallaher
-------------------------------            -----------------------------------
Dennis R. Hunter                           Patrick R. Gallaher
Chairman of the Board                      Director & Chief Accounting Officer