Form 10KSB40
period 1996-12-31
NORTHERN EMPIRE BANCSHARES
filed 1997-03-28
CIK 746253

FORM 10-KSB
                                      U.S. Securities and Exchange Commission
                                              Washington, D.C. 20549

                         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the Fiscal Year Ended December 31, 1996

                         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from______to_______

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

State issuer's revenues for its most recent fiscal year.  $18,043,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $18,426,000, as of February 28, 1997.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,465,374 shares of common stock as of February 28, 1997.

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

                                                 TABLE OF CONTENTS



                           Part I

Item 1.  Description of Business                                            1
                  Business of the Bank                                      2
                  Employees                                                 5
                  Supervision and Regulation                                5

Item 2.  Description of Properties                                         17

Item 3.  Legal Proceedings                                                 17

Item 4.  Submission of Matters to a Vote of Security Holders               17

                           Part II

Item 5.  Market for Common Equity and Related Stockholder Matters          18

Item 6.  Management's Discussion and Analysis or Plan of Operations        20

Item 7.  Financial Statements                                              44

Item 8.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                   66

                           Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act     67

Item 10.          Executive Compensation                                   68

Item  11.         Security Ownership of Certain Beneficial Owners and
                     Management                                            69

Item 12.          Certain Relationships and Related Transactions           71

Item 13.          Exhibits, Financial and Reports on Form 8-K              72

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

Description of Business

The Bank engages in the general commercial banking business. It accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial and other installment and term loans, and offers other customary banking services. The Bank makes commercial loans guaranteed by the SBA, which may be sold in the secondary market. The Bank offers investment services through PrimeVest Financial Services, Inc. The Bank does not offer trust services directly, and does not presently intend to do so, but offers such services, where requested, through its correspondent banks.

The Bank devotes several individuals in the Loan Department to the origination of SBA guaranteed loans. SBA loans are funded by the Bank and then the Bank may, at its option, sell the portion of the loan guaranteed by the SBA (70% to 90% of the total loan amount, depending on the purpose and term of the loan). When a SBA loan is sold, the Bank retains the unguaranteed portion of that loan and the right to service the loan. Income from loan sales is an important portion of the Bank's non-interest income. See, "Management's Discussion and Analysis or Plan of Operations, Non- Interest Income." The Bank is designated as a "Preferred Lender" by the SBA. This means that it may fund a loan without the prior approval of the SBA for that loan. Certification as a Preferred

Lender gives the Bank a competitive advantage, as it is able to provide a quick response to loan applications.

During the last quarter of 1995, the Bank began offering investment services through PrimeVest Financial Services, Inc ("PrimeVest"). PrimeVest provides full-service stock and bond brokerage services. The Bank's investment program is administered by a Bank employee who is also a licensed registered representative with PrimeVest. This new program has been well received by our customers and has brought new customers to the Bank.

Market Area

The Bank's primary market area and the source of most of its loan business is Sonoma and Marin Counties. The Bank has increased its lending territory for loans made under the programs of the Small Business Administration ("SBA"). The Bank has SBA loan production facilities in Phoenix, Arizona and San Francisco and Sacramento, California. The primary market area for deposit business is Sonoma County.

Competition

The banking business in California generally, and specifically in the market area served by the Bank, is highly competitive with respect to both loans and deposits, and is dominated by major banks which have offices operating throughout California. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. In addition, many of the major banks operating in the Bank's service area offer specialized services, such as trust and international banking services, which the Bank does not offer directly. By virtue of their greater total capitalization, the major banks also have substantially higher lending limits than the Bank has. The Bank competes for loans and deposits with these major banks, as well as with other independent banks, savings and loan associations, credit unions, mortgage companies, insurance companies and other lending institutions. The entry of other independent banks in the Bank's service area may adversely affect the Bank's ability to compete. Savings and loans, credit unions and money market funds have provided significant competition for banks with respect to deposits. Other entities, both governmental and private, seeking to raise capital through the issuance and sale of debt or equity securities, also provide competition for the Bank in the acquisition of deposits. The trend of federal and state legislation has significantly increased competition between banks and other financial institutions for both loans and deposits and is expected to continue to do so in the future.

At present, there are approximately 101 banking offices and offices of savings and loan associations in the Sonoma County market area, including offices of major chain banks, of smaller independent banks and savings and loan associations. The Bank attempts to compete by offering 30personalized and specialized services to its customers. The Bank's promotional activities emphasize the advantages of doing business with a locally owned, independent institution attuned to the particular needs of the community.

The Bank has experienced increased competition from major banks and local community banks in making SBA loans, especially in California. Most of our local SBA competitors also have Preferred Lender status from the SBA, and they often offer more attractive rates on SBA loans than the Bank can. We expect this trend to continue. There can be no assurance that the Bank will continue to increase its SBA loan portfolio or continue to make a significant number of SBA loans.

Forward-Looking Statements

This report contains "forward-looking statements" as defined in section 27A of the Securities Act of 1993, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, which includes statements such as projections, plans and objectives and assumptions about the future, and such forward looking statements are subject to the safe harbor created by these sections. Many factors could cause the actual results, amounts or events to differ materially from those the Corporation expects to achieve or occur, such as changes in competition, market interest rates, economic conditions and regulations.
Although the Corporation has based its plans and projections on certain assumptions, there can be no assurances that its assumptions will be correct, or that its plans and projections can be achieved.

Statistical Information

Certain statistical information concerning the Bank and the Corporation is provided at "Item 6- Management's Discussion and Analysis or Plan of Operation".

Employees

At December 31, 1996 the Bank had 68 full-time and 9 part-time employees.

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

The Corporation and any subsidiary which it may acquire or organize in the future are deemed to be affiliates of the Bank within the meaning set forth in the Federal Reserve Act and are subject to that Act. This means, for example, that there are limitations on loans by the Bank to affiliates, on investments by the Bank in any affiliate's stock and on the Bank's taking any affiliate's stock as collateral for loans to any borrower. All affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions that are consistent with safe and sound banking practices. In this regard, the Bank generally may not purchase from any affiliate a low-quality asset (as that term is defined in the Federal Reserve Act). Also, transactions by the Bank with an affiliate must be on substantially the same terms as would be available for non-affiliates.

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

The Bank

As a national banking association, the Bank is subject to the National Bank Act and to supervision, regulation and regular examination by the Comptroller of the Currency ("Comptroller"). It is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and regulations issued pursuant thereto. The deposits of the Bank are insured up to the maximum legal limits by the Bank Insurance Fund ("BIF"), which is managed by the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is therefore subject to applicable provisions of the Federal Deposit Insurance Act and regulations of the FDIC. The statutes and regulations administered by these agencies govern most aspects of the Bank's business, including required reserves against deposits, loans, investments, dividends, and the establishment of new branches and other banking facilities.

(a)  Supervision and Examinations.
Federal law mandates frequent examinations of all banks, with the costs of examinations to be assessed against the bank being examined. In the case of the Bank, its primary regulator is the Comptroller. In 1994, the Comptroller started using streamlined examination procedures for small community banks that are considered by the regulators to be "noncomplex". The Comptroller has indicated that it expects most banks with under $100 million in assets to qualify, and that some banks having between $100 million to $1 billion in assets will also be considered small and noncomplex. During 1996, the Bank was considered "non-complex" and was examined under the streamlined procedures.

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

(b)      Prompt Corrective Action.
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the banking agencies to take corrective action against certain financial institutions, based upon the financial institutions' compliance with the various capital measurements. The capital requirements and the definitions of the various measures of capital are described below under the heading "Capital Regulations and Dividends." The following chart sets forth the various categories of capital compliance. In order to be considered in the well or adequately capitalized categories, a financial institution must meet all the requirements for that category. An institution will be considered undercapitalized or significantly or critically undercapitalized if it meets any of the requirements for that category.


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

Based on its capital position at December 31, 1996, the Bank is considered well capitalized.

As noted above, an undercapitalized financial institution is subject to certain corrective action by the appropriate agency, depending on the category it falls into. All undercapitalized institutions are required to submit a capital plan within 45 days after the institution becomes undercapitalized. Also, such an institution's asset growth is restricted and it must obtain the prior approval of its federal regulator before it acquires any company, sets up any new branch or engages in any new line of business. The banking agency is required to monitor closely the condition of the bank and its compliance with its plan, and to review periodically the plan and the supervisory restrictions on the bank to assure they are appropriate. In addition, the regulator is authorized by statute to take certain corrective actions and order certain limitations on the bank's activities if necessary to carry out the purposes of the statute.

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

(c)  Brokered Deposits.
FDICIA places limits on brokered deposits and extends the limits to any bank that is not "well capitalized" or is notified that it is in "troubled condition." Previously, the limitations applied only to troubled banks. A well capitalized institution (which generally includes an institution that is considered well capitalized for purposes of the prompt corrective action regulations discussed above) may still accept brokered deposits without restriction, unless it has been informed by its appropriate Federal regulatory agency that it is in "troubled condition." All other insured depository institutions are prohibited from accepting brokered deposits unless a waiver is obtained from the FDIC. If a waiver is obtained, the interest paid on such deposits may not exceed the rate paid for deposits in its normal market area, or the national rate as determined in the FDIC's regulation.

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

The capital totals of the Corporation and the Bank, as of December 31, 1996, exceeded the amounts of capital required under the regulatory guidelines. The following table shows the capital of the Corporation and the Bank, as a percentage of assets, and the capital which they are required to maintain under the capital regulations, as of December 31, 1996:



                                                               Corporation                  Bank

Leverage capital ratio                                         7.1                          6.9
Required leverage capital ratio                                3.0 - 5.0*                   3.0 - 5.0*
Total risk-based capital ratio                                 10.4                         10.2
Required total risk-based capital ratio                        8.0                          8.0
Tier 1 risk-based capital ratio                                9.2                          8.9
Required tier 1 risk-based capital ratio                       4.0                          4.0


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

The risk-based guidelines and the leverage ratio do not have a significant effect on the Corporation and the Bank at this time because both the Corporation and the Bank meet their respective required ratios. The effect the requirements may have in the future is uncertain, but management does not believe they will have an adverse effect on the Corporation or the Bank. The risk-based capital guidelines may affect the allocation of the Bank's assets between various types of loans and investments. If the growth of the Bank exceeds projected levels, it may be required to raise additional capital.

The Bank's capital ratios have increased in significance under FDICIA, as described above. The ratios now affect the Bank's ability to utilize brokered deposits and its deposit insurance premium rates, and they can result in regulatory enforcement action. See, above, "The Bank."

As required by FDICIA, the Federal banking agencies now take credit risk concentrations and an individual institution's ability to manage such concentrations into account when they assess a bank's capital adequacy. Non-traditional investments and activities, such as the use of derivatives, which the Bank does not use, are also taken into account in assessing capital requirements. The agencies can adjust the standards for risk-based capital on a case by case basis to take such risks into account, but there is no formula that a bank can use prior to evaluation by the agency to determine how credit concentration or nontraditional activities will affect its capital requirements.

The Corporation and the Bank are also subject to regulatory restrictions and guidelines with respect to the payment of dividends. See Item 5, "Market for Common Equity and Related Stockholder Matters."

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

Environmental Regulation

Federal, state and local regulations regarding the discharge of materials into the environment may have an impact on the Corporation and the Bank. Under Federal law, liability for environmental damage and the cost of cleanup may be imposed upon any person or entity who is an owner or operator of contaminated property. State law provisions, which were modeled after Federal law, impose substantially similar requirements. Both Federal and state laws were amended in 1996 to provide generally that a lender who is not actively involved in operating the contaminated property will not be liable to clean up the property, even if the lender has a security interest in the property or becomes an owner of the property through foreclosure.

The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Economic Growth Act"), discussed in more detail below, includes protection for lenders from liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Economic Growth Act adds a new section to CERCLA to specify the actions a lender may take with respect to lending and foreclosure activities without incurring environmental clean-up liability or responsibility. Typical contractual provisions regarding environmental issues in the loan documentation and due diligence inspections will not lead to lender liability for clean-up, and a lender may foreclose on contaminated property, so long as it merely maintains the property and moves to divest it at the earliest possible time.

Under California law, a lender generally will not be liable to the State Attorney General for the cost associated with cleaning up contaminated property unless the lender realized some benefit from the property, failed to divest the property promptly, caused or contributed to the release of the hazardous materials or made the loan primarily for investment purposes. This amendment to

California law became effective with respect to judicial proceedings filed and orders issued after January 1, 1997.

The extent of the protection provided by both the Federal and state lender protection statutes will depend on their interpretation by the administrative agencies and courts, and the Corporation cannot predict whether it will be adequately protected for the types of loans made by the Bank.

In addition, the Corporation and the Bank are still subject to the risks that a borrower's financial position will be impaired by liability under the environmental laws and that property securing a loan made by the Bank may be environmentally impaired and not provide adequate security for the Bank. California law provides some protection against the second risk, by establishing certain additional, alternative remedies for a lender in the situation where the property securing a loan is later found to be environmentally impaired. Primarily, the law permits the lender in such a case to pursue remedies against the borrower other than foreclosure under the deed of trust.

The Bank attempts to protect its position against the remaining environmental risks by performing prudent due diligence. Environmental questionaires and information on use of toxic substances is requested as part of its underwriting procedures. The Bank lends based upon its evaluation of the collateral, net worth of the borrower and the borrower's capacity for unforeseen business interruptions or risks.

Americans With Disabilities Act

(a)      Economic Growth and Regulatory Paperwork Reduction Act of 1996
The Americans With Disabilities Act ("ADA") enacted by Congress, in conjunction with similar California legislation, is having an impact on banks and increasing their cost of doing business. The legislation requires employers with 15 of more employees and all businesses operating "commercial facilities" or "public accommodations" to accommodate disabled employees and customers. The ADA has two major objectives (1) to prevent discrimination against disabled job applicants, job candidates and employees and (2) to provide disabled persons with ready access to commercial facilities and public accommodations. Commercial facilities, such as the Bank, must ensure all new facilities are accessible to disabled persons, and in some instances may be required to adapt existing facilities to make them accessible, such as ATM's and bank premises.

New and Pending Legislation

(a) Economic Growth and Regulatory Paperwork Reduction Act of 1996 The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Economic Growth Act"), enacted on September 30, 1996, addresses the problems that arose from the disparity between the deposit insurance premiums payable by banks and savings associations, and includes a wide variety of regulatory relief measures for banks.

The crisis in the savings and loan industry during the late 1980s resulted in the dissolution of the Federal Savings and Loan Insurance Corporation and the insurance of thrift deposits through a separate fund of the FDIC called the Saving Association Insurance Fund ("SAIF") and the issuance of bonds by the Financing Corporation ("FICO") to cover some of the losses incurred by the failed savings association. As the banking industry in general has become more healthy since 1990, deposit insurance premiums for well-managed and strongly-capitalized BIF insured institutions have decreased to very low levels. However, because of the cost of carrying the FICO bonds and because the SAIF still needed to build reserves, deposit insurance premiums for SAIF insured institutions have not decreased. This created a large disparity between the cost of deposit insurance for healthy banks and similarly situated thrifts over the last several years. Many healthy thrifts have sought ways either to convert to BIF insurance or to obtain BIF insurance for some portions of their deposits, in order to remain competitive with banks. The migration of deposits increased the pressure on the remaining thrifts to build up reserves at the SAIF and pay the cost of servicing the FICO bonds.

Subtitle G of the Economic Growth Act required all remaining SAIF institutions (subject to certain exceptions) to pay a one-time deposit assessment of $.657 per $100 of insured deposits in 1996, in order to recapitalize the SAIF fund. The banking agencies are now required by law to take actions to prevent the migration of deposits from the SAIF to the BIF funds, until the year 2000. In addition, the cost of carrying the FICO bonds will now be allocated between BIF insurance institutions and SAIF insured institutions, with BIF insured institutions paying 1/5 the amount paid by SAIF insured institutions. The FDIC recently estimated that BIF institutions will pay an assessment of approximately $.0128 annually per $100 of insured deposits and SAIF institutions will pay approximately $.0644 annually per $100 of insured deposits. Starting in the year 2000, BIF and SAIF institutions will share the FICO bond costs equally, with an estimated assessment of $.0243 annually per $100 of insured deposits.

This legislation will increase the Bank's premiums, as it will now be required to share in the cost of carrying the FICO bonds. The increase will be slight until the year 2000, at which time it will increase.

The Economic Growth Act also included many regulatory relief provisions applicable to the Corporation and the Bank. National banks no longer need to submit branch applications with respect to ATM machines. Application procedures for the Corporation to engage in certain non-banking activities will be steamlined, so long as the Corporation maintains an adequate financial position and is considered well managed. The lending restrictions on directors and officers have been relaxed to permit loans having favorable terms under employee benefit plans. The Federal Reserve Board and the Department of Housing and Urban Development ("HUD") are required to simplify and improve their regulations with respect to disclosures relating to certain mortgage loans, and certain exemptions from the disclosure requirements were added.

The Economic Growth Act also provides protection for lenders who self-test for compliance with the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act ("FHA"). The ECOA now provides that the results or report generated or obtained by a bank from a self-test may not be obtained by an agency, department or applicant to be used with respect to any proceeding or civil action alleging a violation of the ECOA. This change in the law protects the Bank against liability based on the results of internal tests done to enhance compliance with the law and encourages the Bank to use self-testing to evaluate its compliance with the ECOA and the FHA.

(b)      Increased Permitted Activities
During 1996, the Federal banking agencies, especially the OCC and the Federal Reserve, took steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. The Federal Reserve adopted interim regulations on November 1, 1996 to implement Section 2208 of the Economic Growth Act, as discussed above, which permits certain well-capitalized bank holding companies to engage (de novo or by acquisition) in activities previously approved by regulation without submitting a prior application. Under the new procedures, a bank holding company that qualifies may engage in new permitted activities after providing advance notice to the Federal Reserve at least 12 business days in advance of engaging in the activity. In order to qualify, a bank holding company must be well-capitalized and have received a sufficiently high composite rating and management rating at its last examination.

Since the Federal Reserve did not have a regulatory definition of well-capitalized, as applicable to a bank holding company, the interim rule defines well-capitalized for purposes of the new procedures. In general, in order for a bank holding company to be considered well capitalized, it must (1) have a total risk-based capital ratio of 10% or more, (2) have a Tier 1 risk-based capital ratio of 6% or more, (3) have either i) a Tier 1 leverage ratio of 4% or more or ii) a composite rating of 1 or uses a market risk adjustment to its risk-based capital ratio, and has a Tier 1 leverage ratio of 3% or more, and (4) not be subject to any written agreement, order or capital directive issued by the Federal Reserve. This change in the law provides an advantage to a well-capitalized bank holding company, since such a bank holding company can engage in new activities more freely and quickly. The Corporation is considered well-capitalized under this rule.

On November 20, 1996, the OCC issued final regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking though operating subsidiaries after going through a new expedited application process. In addition, the new regulations include a provision whereby a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage. In determining whether to permit the subsidiary to engage in the activity, the OCC will evaluate why the bank itself is not permitted to engage in the activity and whether a Congressional purpose will be frustrated if the OCC permits the subsidiary to engage in the activity.

Although the Bank is not currently intending to enter into any new type of business, either relating to banking or that is not currently permitted for a bank, this regulation could help the Bank if it determines to expand its operations in the future. The amount of the benefit to the Bank depends on the extent to which the OCC permits banks to engage in new lines of business, and whether the Bank qualifies as an "eligible institution" at such time as it might decide to expand.

(c)      New OCC Corporate Activities and Transaction Regulations
On November 26, 1996, the OCC completely revised its rules to simplify and streamline corporate applications and notices by national banks, including such diverse issues as branch applications, fiduciary powers applications, change in bank control, and changes in capital. The amendments became effective on December 31, 1996. The Bank is not currently anticipating filing any corporate applications with the OCC, but the new rules could have an effect on the Bank is such an application is required.

(d)      ATM Fee Legislation
In April of 1996, two of the larger ATM networks lifted their prior restriction prohibiting ATM operators from directly surcharging the users of the ATMs, which triggered a series of legislative proposals and hearings with respect to whether the fees charged by the operators of ATM machines should be regulated. The lifting of the prior restriction on surcharges was controversial in part because customers may be required to pay two charges for a single transaction,one to the bank issuing the ATM card and another to the operator of the ATM being used.

Currently, Federal law requires a bank at which a depositor has an account to disclose to its own customers the amount of fees it charges, and California law requires an ATM operator to disclose to users of the ATM machine who are using an ATM card issued by someone other than the ATM operator that a fee will be charged. California law was amended in 1996, effective July 1, 1997, to require the operators of ATMs in California to disclose to customers any surcharge or fee that the operator of the machine will charge, including charges for mini-statements and other services.

Although the Bank does not own or operate ATMs, it issues ATM cards to its customers. This legislation will not have a significant effect on the Bank as it is currently stated, but other proposed changes could affect the Bank by limiting ATM charges to customers.

(e)      Interstate Banking and Branching
The Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995 ("Interstate Banking Act") became effective October 2, 1995. The Interstate Banking Act implements in California a limited form of interstate branching. A bank from outside of California may now acquire a whole bank in California and merge the California bank into the out-of-state bank. The effect of such merger is that the out-of-state bank will have full branch offices in California. Federal law authorizing these mergers was passed in 1994 and became effective September 30, 1995.

Out-of-state banks may not establish branch offices in California by opening a new branch or acquiring one or more (but less than all) of the branches of a California bank. They may only acquire a whole bank that has been in existence for at least five years. As a result of the Interstate Banking Act, California banks may now be permitted to branch into other states that have also adopted early opt-in legislation. Although the Bank has not experienced a significant impact to date, there may be increased competition from larger interstate banks.

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

(f)      New Community Reinvestment Act Regulations.
The Federal banking agencies amended substantially their Community Reinvestment Act ("CRA") regulations in 1995, and issued guidelines and explanations of the new regulations in 1996. CRA requires banks to help meet the credit needs of their entire communities, including minorities and low and moderate income groups.

Under the revised CRA regulations, the agencies determine a bank's rating under the CRA by evaluating its performance on lending, service and investment tests, with the lending test as the most important. The tests are to be applied in an "assessment context" that is developed by the agency for the particular institution. The assessment context takes into account demographic data about the community, the community's characteristics and needs, the institution's capacities and constraints, the institution's product offerings and business strategy, the institution's prior performance, and data on similarly situated lenders. Since the assessment context is developed by the regulatory agencies, a particular bank will not know until it is examined whether its CRA programs and efforts have been sufficient.

Larger institutions are required under the revised regulations to compile and report certain data on their lending activities in order to measure performance. Some of this data is already required under other laws, such as the Equal Credit Opportunity Act.

Small institutions (with less than $250 million in assets) are now being examined on a "streamlined assessment method." The streamlined method focuses on the institution's loan to deposit ratio, degree of local lending, record of lending to borrowers and neighborhoods of differing income levels, and record of responding to complaints. The Federal regulators who are implementing the new regulations have reported that the time spent at the banks during CRA examination is reduced under the new regulations, and the banks spend less time on paperwork evidencing compliance. The Bank was examined under the new guidelines as of June 30, 1996.

On March 8, 1996, the Federal banking agencies issued joint examination procedures applicable to compliance examination under the new CRA regulations. On October 21, 1996, the Consumer Compliance Task Force of the Federal Financial Institutions Examination Council issued additional guidelines for CRA compliance. Starting on July 1, 1997, the new procedures and guidelines will apply to larger institutions.

Large and small institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan. Such a strategic plan must be submitted to the institution's regulator three months before its effective date and be published for public comment.

The Bank is currently considered a small institution under the CRA regulations and it will be a small institution until it has assets of greater than $250 million at the ends of two years in a row. The initial impact of this amendment on the business of the Bank will be less than the impact when the Bank no longer qualifies as a small institution. At that time, the new regulations will increase the amount of reports the Bank is required to prepare and submit, and it could cause the Bank to change its asset mix, in order to meet the performance standards. At this time, the new regulations have increased the uncertainty of the Bank's business, both as the rating and examination procedures changes and as the Bank grows and may no longer qualify as a small institution.

(g)      Safety and Soundness Guidelines.
The Federal banking agencies issued final safety and soundness guidelines in 1995, as required by FDICIA. The guidelines contain operational and managerial standards and prohibit certain compensation practices. In 1996, the agencies adopted guidelines for asset quality and earnings. The effect of the guidelines is to require general standards of safe and sound business and banking practices with respect to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, compensation, asset quality and earnings. The banking agencies have indicated that the standards are the same as the agencies previously applied in their examinations of institutions, so the adoption should not affect individual institutions that comply with the regulations. If an agency determines that an institution is not in compliance with the guidelines, the institution must submit a plan to come into compliance to the regulator within 30 days of notification.

The effect of these guidelines on the Bank depends on how they are implemented by the Bank's primary regulator, the Comptroller. The Bank expects that the guidelines may increase the Bank's cost of doing business, since it now must document its compliance with all the requirements in the guidelines. The new guidelines, in the areas of monitoring asset quality and the quality and quantity of earnings, require the Bank to document that certain reports have been made, and that it is monitoring the required items at the required times.

(h)      Proposed Legislation and Regulation.
Certain legislative and regulatory proposals that could affect the Corporation, the Bank and the banking business in general are pending or may be introduced, before the United States Congress, the California State Legislature, and Federal and state government agencies. The United States Congress is considering numerous bills that could reform the banking laws substantially.

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

ITEM 2.

Description of Properties

The Corporation and the Bank share common quarters at 801 Fourth Street, in the central business district of Santa Rosa. The Corporation leases a total of approximately 9,335 square feet of ground floor and second floor office space at that location and sublets this area to the Bank. The Corporation leases these premises from Ann Marie Carinalli and Clement C. Carinalli, a director of the Corporation and the Bank. See Item 12, "Certain Relationships and Related Transactions".

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

The Bank also leases approximately 390 square feet of space within the Safeway grocery store in Windsor for a branch and approximately 7,500 square feet of space in a two story office building at 755 Fourth Street. The 755 Fourth Street premises are located across the street from the Bank's main office and is utilized for SBA and commercial lending and administration.

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

No matters were submitted to a vote of shareholders in the fourth quarter of 1996.

                                                      Part II

ITEM 5.

Market for Common Equity and Related Stockholder Matters

On February 28, 1997, the Corporation had 1,465,374 shares of common stock outstanding, held by approximately 317 shareholders of record.

The directors and officers of the Corporation and the Bank hold 15.9% and beneficially own 33.3% of the outstanding shares. See "Item 11, Security Ownership of Certain Beneficial Owners and Management," herein. Under SEC rules, the directors and officers are restricted in the amount of securities they may sell without registration under the Securities Act of 1933, as amended. In general, directors and officers each may offer up to 14,653 shares in any three month period without such registration.

As of February 28, 1997, the directors and officers also have the right to acquire 91,518 additional shares upon the exercise of options granted pursuant to the Corporation's Stock Option Plan. Should several directors and officers choose to exercise options and sell their shares on the market, such that a large number of shares are offered at one time, the price of the common stock could be adversely affected.

The firms Everen Securities, Inc. and First Associated Securities Group, Inc., located in Santa Rosa, and Hoefer & Arnett, located in San Francisco, are presently making a market in the stock.

The following chart shows the high and low bid quotations and the volume of transactions in the Corporation's stock for the periods indicated. This information has been provided to the Corporation by Hoefer & Arnet and First Associated Securities Group, Inc., the Corporation's market makers, and does not include privately negotiated transactions that were not conducted through them. The prices indicated below are inter-dealer prices, do not necessarily represent actual transactions and do not include retail mark-ups, mark-downs or commissions. The bid prices and numbers of shares in this table have been adjusted for the impact of stock dividends declared in 1997 and issued in 1996 and 1995.



                                         Bid Quotations for the Corporation's           Approximate
                                                     Common Stock                     Trading Volume

                                                                                  =======================
            Quarter Ended                      High                  Low
=====================================  ===================  ====================
                       March 31, 1995                $8.12                 $7.47                   27,783
                        June 30, 1995                 8.12                  7.38                   31,255
                   September 30, 1995                 7.79                  7.26                    61353
                    December 31, 1995                 8.34                  7.38                   75,823
                       March 31, 1996                10.38                  8.23                  102,160
                        June 30, 1996                11.50                 10.15                   83,349

                   September 30, 1996                12.00                 11.16                  105,315
                    December 31, 1996                15.44                 11.76                  173,250
=====================================  ===================  ====================  =======================


There has been large increase in the trading volume over the last year; however, due to the lack of any significant trading and no established public market, this information should not be considered an indication of the market value of the shares. There is no assurance that any significant trading market for the shares will develop in the future and there are no assurances as to the price at which shares may be traded in the future. The bid and asked prices of the Corporation's common stock were $18.00 and $19.00, respectively, on February 28, 1997.

Dividends

On February 19, 1997, the Corporation declared a 5% stock dividend to shareholders of record on March 31, 1997.

On May 14, 1996, the Corporation declared a 5% stock dividend to shareholders of record on June 14, 1996.

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

The approval of the Comptroller is required if the total of all dividends declared by a bank in any calendar year will exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock which may be outstanding. Moreover, the Comptroller may prohibit the payment of dividends which would constitute an unsafe and unsound banking practice. As of December 31, 1996, $3,975,000 of retained earnings of the Bank was available for the payment of dividends under this requirement.

ITEM 6.

Management's Discussion and Analysis or Plan of Operations

The Corporation's sole subsidiary is Sonoma National Bank ("Bank"), and its primary activities are the commercial banking activities engaged in through the Bank. The following discussion of financial condition and results of operations focuses primarily on the Bank, for the years ended December 31, 1995 and 1996.

During 1996, total consolidated assets grew 34.6% to $224,793,000 at December 31, 1996. Total consolidated assets grew 37.1% during 1995 to $166,962,000 at December 31, 1995.

Total deposits increased 35.7% to $209,235,000 when comparing December 31, 1996 to December 31, 1995. For the year ended December 31, 1995, total deposits increased 38.8% to $154,221,000.

Results of Operations

The Corporation's consolidated net income for the year ended December 31, 1996 was $2,306,000 as compared to $1,720,000 for the year ended December 31, 1995, an increase of 34.1%. The Corporation's consolidated net income for the year ended December 31, 1995, increased 27.8% over the year ended December 31, 1994.

Net interest income before provision for loan losses increased 22.0%, or $1,667,000, when comparing the year of 1996 to 1995. This increase results from the growth in the volume of loans on which the Bank earns a net interest margin. The Bank's interest margin for 1996 declined slightly to 5.31% from 5.64% in 1995 and 5.70% in 1994. See, "Net Interest Income."

The provision for loan losses increased $170,000 in 1996 over 1995. See, "Allowance for Loan Losses." Other income increased $18,000. See, "Non-Interest Income." Operating expenses increased by $548,000 primarily because of increases in personnel costs and cost associated with foreclosed property and problem loans.

When comparing 1995 to 1994 the provision for loan losses decreased $30,000. Other income decreased $544,000 due to reduced volume of SBA sales. Operating expenses increased during 1995 primarily due to increases in personnel costs.

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

For the year ended December 31, 1996, net interest income before the provision for loan losses totalled $9,232,000 as compared to $7,565,000 for the year ended December 31, 1995, representing an increase of 22.0%. The majority of this increase results from the net margin earned on growth in the loan portfolio, largely from the increase in SBA loans and commercial real estate loans. See, "Loan Portfolio." During 1995, net interest income before the provision for loan losses increased $1,446,000 or 23.6%, from $6,119,000 to $7,565,000, primarily due to the net margin earned on growth in the loan portfolio.

Interest income increased from $9.2 million in 1994 to $13.0 million in 1995 to $16.4 million in 1996. This is a direct result of growth in loans. Average loans increased from $114.8 million in 1995 to $148.0 million in 1996. However, the yield on loans declined to 10.14% in 1996 from 10.39% in 1995. The 25 basis point decline during 1996 results from several factors; however, the decline in prime rate in February 1996 of 25 basis points had a significant impact. In addition, the SBA started imposing a basis point 50 charge on the guaranteed portion of all SBA loans originated after October 1995. This charge applied through all of 1996, and was accounted yield for as an adjustment to the yield on the loans to which the charge applied. The decline of 50 basis points on SBA loans was a change mandated by the SBA which became effective in October of 1995. The mix of loans also impacts the overall yield on loans. During 1996, the Bank experienced growth in real estate loans which have a lower yield than other types of loans such as SBA loans which also impacted the overall portfolio yield.

The Bank's net interest margin, the yield on interest earning assets less the rate paid on average interest bearing liabilities, declined from 5.70% in 1994 to 5.64% in 1995 to 5.31% in 1996. Changes in market interest rates were the primary reason for the decline. The Federal Reserve Board lowered the discount rate in February of 1996 where it remained for the balance for the year. During 1995 the Federal Reserve increased the discount rate in February 1995 by 50 basis points and then lowered the rate in July 1995 by 25 basis points and again in December 1995 by 25 basis points. Commercial banks generally adjusted their prime lending rates immediately following changes in the discount rate. Prime rate was 8.25% at December 31, 1996 compared to 8.5% at end of 1995 and 1994. Since the Bank is asset sensitive, meaning more assets are immediately adjustable than liabilities, the net interest margin tends to increase when rates increase and tends to decrease in a declining rate environment.

The full impact of rate changes on the Bank's earnings are not realized for several months, since not all loans or deposits reprice immediately. The majority of SBA loans are tied to the prime rate and reprice on a calendar quarterly basis. Additionally, the Bank has some fixed rate loans and adjustable rate loans, mainly commercial real estate loans, that are tied to indexes which adjust at a slower pace, such as the Eleventh District Cost of Funds Index
(COFI). The COFI rate increased from 4.6% in December 1994 to 5.1% in December 1995 and declined to 4.84% in December 1996. There can be no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans to deposits has remained consistent over the last two years, averaging 87.9% in 1996 as compared to 88.2% in 1995.

Interest expense increased 31% when comparing 1995 to 1996, due to increases in interest bearing deposits, particularly in time deposits which bear the highest cost. The average cost of interest paid on interest bearing deposits for the year ended December 31, 1996 was 4.96% versus 4.94% for the year ended December 31, 1995. Average non-interest bearing deposits increased slightly in 1996, with most of the Bank's growth being funded by money market deposits and time deposits. In 1995, the Bank's growth also was funded by time certificates and money market accounts.

The Bank's deposits reprice at a slower pace than loans, primarily since certificates of deposits usually do not reprice until their maturity dates, which generally range from six months to eighteen months. Time deposits have increased from $28.3 million at December 1994 to $66.5 million at the end of 1995 to $94.0 million at December 31, 1996. During both 1995 and 1996, the Bank ran several time deposit campaigns at rates slightly higher than our local competitors. These higher priced deposits were used to fund the rapid growth in loans. The cost of time deposits averaged 5.92% in 1996 compared to savings and money market rate accounts which averaged 4.35%. This increase in time deposits has had a negative impact on the Bank's net interest margin.

The Bank's money market rate account, the Sonoma Investors Reserve Account, which offers rates tied to US Treasury rates, also remained competitive during 1996. Balances held in Sonoma Investors Reserve accounts increased from $44.0 million at the end of 1994 to $49.9 million at December 31, 1995 and $71.1 million at year end 1996. In late December 1996, the Bank received short term deposits of approximately $16 million, which were held in Sonoma Investors Reserve accounts for approximately 30 days. This accounted for the majority of the increase in money market rate accounts in 1996. The rate offered on the Sonoma Investors Reserve account is repriced on a weekly basis. During 1995 and 1996 the cost of these funds has declined based upon the movement with the 90 day treasury. Due to the weekly repricing, changes in rates on the Sonoma Investors Reserve Account have a more immediate impact on the Bank's cost of funds than changes in rates on time certificates.

The Bank's net interest margin declined to 5.64% in 1995 from 5.70% in 1994. This modest decline was caused by the decline in interest rates since February 1995, changes in the mix of loans and deposit and changes in the ratio of loans to deposits. See, "Loan Portfolio" and "Deposits." During 1995, the Bank's cost of funds increased 1.31%, while the increase in the rate earned on interest-earning assets increased only 1.13%. The greater increase in the Bank's interest expense rate negatively impacts income. The Bank's average loans-to-deposits ratio improved from 85.8% in 1994 to 88.2% in 1995 which had a positive impact on the net interest margin.

Overall loan portfolio yields are affected by deferred loan fees and discounts on loans. These fees and discounts are amortized to income over the life, or estimated life, of the loan with which they are associated and serve to increase loan portfolio yields. Interest income on loans includes amortization of loan fee income of $740,000 for the year ended December 31, 1996 and $602,000 for the year ended December 31, 1995. Deferred loan fees are a product of origination and commitment fees and certain direct loan origination costs. The deferred fee amounts are as follows: $1,138,000 as of December 31, 1996, and $999,000 as of December 31, 1995. Deferred fees are netted against total loans in the balance sheet.

Discounts on the unguaranteed portion of SBA loans are recorded when the guaranteed portion of the SBA loan is sold. These discounts are amortized as an adjustment to the loan yields over the estimated life of the SBA loan. As of December 31, 1996, $867,000 was recorded as discounts compared to $778,000 at December 31, 1995. These discounts are netted against total loans in the balance sheet.

The allowance for loan losses has no direct effect on yield. Loans carried as non-accrual reduce the portfolio yield, since the balance of a non-accrual loan is maintained in the loan total but no interest is accrued. Nonaccrual loans are included in the loan amounts in the following average balance sheets. Interest foregone on non-accrual loans equaled $32,000 in 1996 compared to $30,000 in 1995.

The tables on the following pages (i) summarize the distribution, by amount, of the average assets, liabilities and shareholders' equity of the Corporation for the periods indicated and (ii) set forth the yields on earning assets and the rates paid for interest bearing liabilities during the periods indicated. Averages are computed primarily from daily balances.



                                             AVERAGE BALANCE SHEET
                                                  Year Ended
                                               December 31, 1996
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                      Average                 Interest                  Average
                                                      Balance           Income/Expense               Yield/Rate
                                           ------------------       ------------------       ------------------
Certificates of deposit
  with other banks                                     $4,872                     $265                    5.44%
Investments                                             6,163                      341                    5.53%
Federal funds sold                                     14,883                      812                    5.46%
Loans:
  Commercial (incl. SBA loans &
     loans held for sale)                              71,523                    7,588                   10.61%
  Installment loans to individuals                      2,337                      274                   11.72%
  Real estate - Construction                            2,500                      235                    9.40%
  Real estate - Other                                  71,665                    6,907                    9.64%
                                           ------------------       ------------------       ------------------

  Total Loans                                         148,025                   15,004                   10.14%
                                           ------------------       ------------------       ------------------

Total earning assets                                  173,943                   16,423                    9.44%
                                                                    ------------------

Non-earning assets:
  Allowance for loan losses                           (1,837)
  Deferred Loan Fees & Discounts                      (1,868)
  Cash and due from banks                               6,850
  Other assets                                          5,339
                                           ------------------

TOTAL ASSETS                                         $182,427
                                           ==================

Deposits:
  Demand - interest bearing                             9,730                      103                    1.06%
  Savings & money market                               58,383                    2,540                    4.35%
  Time certificates                                    76,844                    4,548                    5.92%
                                           ------------------       ------------------       ------------------
  Total interest bearing deposits                     144,957                    7,191                    4.96%
                                                                    ------------------

  Demand - non-interest bearing                        23,356

Other liabilities:
  Other liabilities                                       991
  Shareholders' equity                                 13,123
                                           ------------------

TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY                          $182,427
                                           ==================

Net interest income                                                             $9,232
                                                                    ==================
Net interest margin                                                              5.31%
                                                                    ==================




                                             AVERAGE BALANCE SHEET
                                                  Year Ended
                                               December 31, 1995
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                      Average                 Interest                  Average
                                                      Balance           Income/Expense               Yield/Rate
                                           ------------------       ------------------       ------------------
Certificates of deposit
  with other banks                                     $5,880                     $354                    6.02%
Investments                                             2,450                      134                    5.47%
Federal funds sold                                     10,503                      599                    5.70%
Bankers acceptances                                       572                       34                    5.94%
Loans:
  Commercial (incl. SBA loans &
     loans held for sale)                              52,361                    5,844                   11.16%
  Installment loans to individuals                      2,924                      348                   11.90%
  Real estate - Construction                            2,528                      294                   11.63%
  Real estate - Other                                  57,006                    5,439                    9.54%
                                           ------------------       ------------------       ------------------

  Total Loans                                         114,819                   11,925                   10.39%
                                           ------------------       ------------------       ------------------

Total earning assets                                  134,224                   13,046                    9.72%
                                                                    ------------------

Non-earning assets:
  Allowance for loan losses                           (1,508)
  Deferred Loan Fees & Discounts                      (1,628)
  Cash and due from banks                               6,155
  Other assets                                          4,663
                                           ------------------

TOTAL ASSETS                                         $141,906
                                           ==================

Deposits:
  Demand - interest bearing                             9,042                       95                    1.05%
  Savings & money market                               54,925                    2,832                    5.16%
  Time certificates                                    47,089                    2,554                    5.42%
                                           ------------------       ------------------       ------------------
  Total interest bearing deposits                     111,056                    5,481                    4.94%
                                                                    ------------------

  Demand - non-interest bearing                        19,095

Other liabilities:
  Other liabilities                                       588
  Shareholders' equity                                 11,167
                                           ------------------

TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY                          $141,906
                                           ==================

Net interest income                                                             $7,565
                                                                    ==================
Net interest margin                                                              5.64%
                                                                    ==================





                                             AVERAGE BALANCE SHEET
                                                  Year Ended
                                               December 31, 1994
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                      Average                 Interest                  Average
                                                      Balance           Income/Expense               Yield/Rate
                                           ------------------       ------------------       ------------------
Certificates of deposit
  with other banks                                     $4,342                     $187                    4.31%
Investments                                             1,518                       78                    5.14%
Federal funds sold                                      9,805                      392                    4.00%
Bankers acceptances                                     1,375                       63                    4.58%
Loans:
  Commercial (incl. SBA loans &
     loans held for sale)                              39,207                    3,776                    9.63%
  Installment loans to individuals                      3,049                      313                   10.27%
  Real estate - Construction                            2,552                      282                   11.05%
  Real estate - Other                                  45,533                    4,129                    9.07%
                                           ------------------       ------------------       ------------------
  Total Loans                                          90,341                    8,500                    9.41%
                                           ------------------       ------------------       ------------------


Total earning assets                                  107,381                    9,220                    8.59%
                                                                    ------------------

Non-earning assets:
  Allowance for loan losses                           (1,292)
  Deferred Loan Fees & Discounts                      (1,048)
  Cash and due from banks                               6,174
  Other assets                                          4,056
                                           ------------------

TOTAL ASSETS                                         $115,271
                                           ==================

Deposits:
  Demand - interest bearing                             9,101                      $99                    1.09%
  Savings & money market                               43,363                    1,638                    3.78%
  Time certificates                                    32,990                    1,364                    4.13%
                                           ------------------       ------------------       ------------------
  Total interest bearing deposits                      85,454                    3,101                    3.63%
                                                                    ------------------

  Demand - non-interest bearing                        19,801

Other liabilities:
  Other liabilities                                       510
  Shareholders' equity                                  9,506
                                           ------------------

TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY                          $115,271
                                           ==================

Net interest income                                                             $6,119
                                                                    ==================
Net interest margin                                                              5.70%
                                                                    ==================

The following tables set forth the changes in net interest income due to changes in interest rates and the volume of assets and liabilities from the year ended December 31, 1996 as compared to the year ended December 31, 1995, and for the year ended December 31, 1995, as compared to the year ended December 31, 1994. Variances attributable to simultaneous rate and volume changes are all allocated to volume change amount.




                                      ANALYSIS OF VOLUME AND RATE CHANGES
                                      ON NET INTEREST INCOME AND EXPENSE
                                                1996 OVER 1995
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                       Volume                   Yield                    Total
                                                       ---------                -----------              ---------
Increase/(decrease) in interest income:
Certificates of deposit
  with other banks                                      $(55)                    $(34)                    $(89)
Investments                                               205                        2                      207
Federal funds sold                                        239                     (26)                      213
Bankers acceptances                                      (34)                                              (34)

Loans:
  Commercial                                            2,033                    (289)                    1,744
  Installment loans to individuals                       (69)                      (5)                     (74)
  Real estate - Construction                              (3)                     (55)                     (58)
  Real estate - Other                                   1,413                       55                    1,468
                                           ------------------       ------------------       ------------------
  Total                                                 3,729                    (352)                   $3,377
                                           ------------------       ------------------       ------------------

Increase/(decrease) in interest expense:
Deposits:
  Demand - interest bearing                                 7                        1                        8
  Savings & money market                                  150                    (442)                    (292)
  Time certificates                                     1,761                      233                    1,994
                                           ------------------       ------------------       ------------------
  Total                                                 1,918                    (208)                    1,710
                                           ------------------       ------------------       ------------------


Increase/(decrease) in net interest income              1,811                    (144)                    1,667
                                           ==================       ==================       ==================






                                      ANALYSIS OF VOLUME AND RATE CHANGES
                                      ON NET INTEREST INCOME AND EXPENSE
                                                1995 OVER 1994
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                       Volume               Yield/Rate                    Total
                                           ------------------       ------------------       ------------------
Increase/(decrease) in interest income:
Certificates of deposit
  with other banks                                        $93                      $74                      167
Investments                                                51                        5                       56
Federal funds sold                                         40                      167                      207
Bankers acceptances                                      (48)                       19                     (29)

Loans:
  Commercial (incl. SBA loans &

     loans held for sale)                               1,468                      600                    2,068
  Installment loans to individuals                       (15)                       50                       35
  Real estate - Construction                              (3)                       15                       12
  Real estate - Other                                   1,096                      214                    1,310
                                           ------------------       ------------------       ------------------
  Total                                                 2,682                    1,144                   $3,826
                                           ------------------       ------------------       ------------------

Increase/(decrease) in interest expense:
Deposits:
  Demand - interest bearing                                                        (4)                      (4)
  Savings & money market                                  596                      598                    1,194
  Time certificates                                       764                      426                    1,190
                                           ------------------       ------------------       ------------------
  Total                                                 1,360                    1,020                    2,380
                                           ------------------       ------------------       ------------------

Increase/(decrease) in net interest income              1,322                      124                    1,446
                                           ==================       ==================       ==================



Non-Interest Income

Non-interest income is derived primarily from gains on sales of SBA (Small Business Administration) loans, service charges on deposit accounts, discount brokerage income, earnings on life insurance and SBA loan servicing fees. When comparing the year ended December 31, 1996 to December 31, 1995, other non-interest income totaled $1,620,000, slightly higher than 1995's total of $1,602,000.

Gains on the sale of the guaranteed portion of SBA loans totaled $567,000 in 1996 versus $715,000 in 1995. This decline in gains on sales resulted from management's decision to retain a larger portion of these loans, earning interest income, rather than selling them immediately. During 1996 the Bank sold SBA loans totaling $6,390,000, compared to $9,837,000 in 1995.

SBA servicing fees increased during 1996 to $379,000 for the year compared to $362,000 for 1995. Servicing revenues will continue to grow as long as the SBA servicing portfolio increases. During 1996, the Bank's average SBA loan portfolio serviced was $43 million compared to $41 million in 1995.

There can be no assurance that the SBA program will continue to generate significant amounts of other non-interest income in the future. During 1995 and 1996, the Bank experienced additional competition with more financial institutions making SBA loans. The government may also revise the SBA program at any time, which could have a negative impact on the Bank's profit. See, "Item 1, The Corporation, Business of the Bank."

Non-interest income includes service charges on deposit accounts. During 1996, service charges totaled $337,000 versus $306,000 in 1995. Service charges vary depending upon the customers' uses of various Bank services. With the growth in deposit customers the fee income also increased. In addition, the Bank adjusted its rates for various services during the first quarter of 1996 after several years of no changes, thereby increasing service fee income.

Non-interest income also includes earnings on life insurance held for directors and senior officers which totaled $104,000 in 1996 as compared to $100,000 in 1995. During 1996, the Bank sold US Treasuries which were classified as held for sale at a gain of $7,000. There were no sales in 1995. Discount brokerage services generated $47,000 in revenue during its first full year of operation. The cost of offering discount services totaled $63,000.

There were no gains on the sale of other real estate owned (OREO) in 1996 or 1995. See, "Other Real Estate Owned."

Other non-interest income for 1995 totaled $1,602,000, decreasing 25.3% over the 1994 total of $2,146,000. This decrease was largely due to the 44.4% decline in gains on the sale of the guaranteed portions of SBA loans, which totaled $715,000 in 1995 compared to $1,287,000 in 1994. This decline in gains on sales resulted from managements decision to retain a larger portion of these loans, earning interest income, rather than sell them immediately. During 1995, the Bank sold SBA loans totaling $9,837,000 compared to $18,957,000 in 1994. SBA servicing fees increased during 1995 to $362,000 compared to $264,000 in 1994 due to the increase in loans serviced.

Non-Interest Expense

Non-interest expenses include salaries and employee benefits, occupancy, equipment and the general expenses required for the operation of the Corporation and the Bank. For the year ended December 31, 1996, non-interest expenses totaled $6,407,000, an increase of 9.4% over the previous year.

Non-interest expenses increased 3.4% from $5,666,000 in 1994 to $5,859,000 in 1995.

Salaries and benefits increased 10.5% in 1996 to $3,521,000. A large portion of the increase resulted from larger incentive payments since they are tied to loan production and deposit growth, which were at higher than anticipated levels during 1996. Salaries included increases for performance and promotions during the year. The Bank also experienced staff growth in 1996 with the Bank's full time equivalent (FTE) staff positions averaging 68 persons in 1996, from 66 in 1995.

Occupancy costs were $699,000 in 1996 compared to $698,000 in 1995. Effective in October 1996, the Oakmont lease payment was reduced from $10,000 per month to $6,000. This reduction in rent resulted from the renegotiation of our lease agreement. This savings offset the increases in rents based on indexes in the various lease agreements and increases in property taxes, utilities and maintenance expenses.

Equipment expenses equaled $315,000 in 1996 compared to $283,000 last year. The Bank has continued to upgrade computer technology. During the last quarter of 1995, the Bank's mainframe and proof machine, which had been fully depreciated, were replaced with new equipment. In addition, Bank staff continues to upgrade from terminals to individual personal computers. As a result, the costs associated with computer technology has increased from $187,000 in 1995 to $224,000 in 1996.

Advertising and business development cost increased $28,000 to $336,000 for 1996. The growth in these expenses was consistent with the overall growth in the Bank. These costs include promotion of various products (Telebanc, SBA lending, Commercial lending and Deposit campaigns).

Outside customer services increased from $218,000 in 1995 to $245,000 in 1996. Analysis charges are a major expense included in this category. Since the Bank continues to attract new business accounts which use our analysis system, this expense category has grown. Analysis charges are customer expenses for title and escrow services, check charges, courier and payroll services incurred on behalf of customers who maintain deposit balances sufficient to compensate for these costs. See, "Deposits." While some non-interest expense is incurred, management feels the contribution of the non-interest bearing demand accounts toward lowering overall cost of funds more than offsets this cost.

Professional fees increased from $130,000 in 1995 to $185,000. The Bank's legal costs increased 39.6% during 1996 mainly due to legal costs associated with problem loans and foreclosure activity. See "Other Real Estate Owned. During 1996, the Bank also hired outside professionals to conduct special operational audits of Data Processing Operations and Investment Services and to conduct a strategic planning session with the Bank's directors.

The FDIC insurance costs declined by $98,000 or 40.8% due to the over-capitalization of the Bank Insurance Fund (BIF). The FDIC deposit insurance premiums for 1996 equaled the minimum of $2,000 compared to $129,000 in 1995. The Bank's deposit insurance premium is currently in the lowest cost category. The Bank's cost per $100 of insurance deposits fell from $0.23 to $0.04 during 1995 and then fell in the first half of 1996 to zero cents per $100 of insured deposits with an annual minimum payment of $2,000. There can be no assurance that the deposit insurance rates will remain at this low level. Effective in 1997, the Bank will be charged a "Financing Corporation" (FICO) assessment at the annual rate of 0.000648 of the Bank's assessment base. See, "Description of Business-Supervision and Regulation-New and Pending Legislation."

Other expenses increased 22.6% to $803,000 during 1996. Included in this category are expenses related to loan costs (broker fees, appraisals, etc.), foreclosure and OREO expense, shareholder and director fees, seminars and travel costs. During 1995, other expenses of $655,000 remained at the same level as 1994.

Non-interest expenses are expected to increase in 1997 due to the planned growth in the Bank.

The increase in non-interest expenses of 3.4% from the 1994 total of $5,666,000 to $5,859,000 in 1995 was due primarily to staff incentives associated with increased volume of loan and deposit activity, higher occupancy costs which were partially offset by FDIC insurance savings, and reduced problem loan costs.

The SBA department's direct operating expenses equaled $1,547,000, $1,382,000 and $1,156,000 for the years ended December 1996, 1995 and 1994 respectively.

The following table outlines the components of non-interest expense for the periods indicated:


                                   (In thousands)                  Year Ended December 31,
                  Expense Item                                    1996                  1995
                     Salaries & Employee Benefits                $3,521                 $3,186
                                        Occupancy                   699                    698
                                        Equipment                   315                    283
                 Advertising/Business Development                   336                    308
                        Outside Customer Services                   245                    218
                                Professional Fees                   185                    130
                            Stationery & Supplies                   161                    141
                      Deposit and Other Insurance                   142                    240
                                            Other                   803                    655
                                            TOTAL                $6,407                 $5,859
=================================================  ====================  =====================


Loan Portfolio

The following table shows the composition of the Corporation's loan portfolio, by type of loan, as of the dates indicated.



(In thousands)                                                 December 31,

Type of Loan                     1996             1995              1994             1993             1992
Commercial                       $84,969          $62,062           $38,688          $31,315          $30,989
Real Estate Construction           1,533            3,556             1,701            5,113            2,399
Real Estate Other                 81,008           64,720            49,601           44,048           39,571
Installment Loans to
Individuals                        2,218            2,702             2,965            3,147            2,026

                   TOTAL        $169,728         $133,040           $92,955          $83,623          $74,985
============================= ===============  ===============  ================ ================  ===============


The table above illustrates the Bank's emphasis on commercial and real estate lending. At December 31, 1996 and 1995 commercial loans comprised 50.1% and 46.6%, respectively, of the Bank's total loan portfolio. Construction and other real estate loans (combined) comprised 48.6% and 51.3% on those same dates. Management is aware of the risk factors in making commercial and real estate loans and is continuously monitoring the local marketplace as well as performing annual reviews of this portfolio.

The Bank makes commercial loans primarily to small and medium sized businesses and to professionals located within Sonoma and Marin Counties. While the Bank emphasizes commercial lending, management does not believe that there is any significant concentration of commercial loans to any specific type of business or industry.

Most of the Bank's loans are made to borrowers located in Sonoma or Marin County and most of the security for the Bank's loans is located in those counties. A significant natural disaster impacting those counties, such as a severe earthquake or widespread flooding, could disrupt the business of these borrowers and impair the security for the Bank's loans. Although some of the Bank's borrowers carry insurance to cover some of the losses that might arise from such an event, the Bank does not require all its borrowers to carry earthquake insurance coverage since such insurance typically provides a large deductible amount. If a large earthquake occurs in the Bank's market area, the Bank would probably have to restructure some of its loans and may suffer loan losses related to the earthquake.

The Bank originates loans guaranteed by the U.S. Small Business Administration ("SBA"). The guaranteed portion of each loan, typically ranging from 70% to 90%, may be sold to outside investors, usually at a price in excess of par. The unguaranteed portion on sold loans is generally retained in the Bank's loan portfolio. The Bank follows the same internal credit approval process when approving an SBA loan as when approving other loans. The majority of the Bank's SBA loans are secured by real estate. All SBA loans are reported in the chart above as Commercial Loans.

While SBA loans generally have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have a higher loan-to-value ratio than the Bank typically accepts. This risk is mitigated by the majority of the loans being secured by real estate. If a default on a SBA loan were to occur, the Bank would share proportionally in the collateral supporting the loan with the SBA which guarantees the loan. At December 31, 1996, the Bank held $69,232,000 in loans generated by the SBA department, of which $28,256,000 was guaranteed by the SBA. At December 31, 1995, the Bank held $46,083,000 in loans generated by the SBA department, of which $16,195,000 was guaranteed by SBA. There were no SBA loans more than 90 days past due and still accruing interest: there were two SBA loan totaling $126,000, of which $114,000 was guaranteed by the SBA, on nonaccrual status, as of December 31, 1996.

Other real estate includes loans which are secured by real estate and not classified as a construction or commercial loan. The majority of these loans are secured by commercial real estate. The Bank offers residential mortgage loans on a limited basis.

Home equity lines of credit, included in real estate - other, equaled 2.9% of the total loan portfolio at December 31, 1996 compared to 5.0% at December 31, 1995. These loans are secured primarily by second trust deeds on single family residences. The Bank typically requires a loan-to-value ratio of no more than 80% for home equity loans. The rates are adjustable monthly based on the Bank's internal reference rate, and terms do not exceed ten years.

Real estate construction loans are made primarily for single family residences and commercial properties valued at under $2,500,000 located within Sonoma County. Construction loans are made to "owner/occupied" and "owner/users" of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. Loan-to-value ratios on construction loans depend upon the nature of the property. The Banks's policy is to require that the loan-to-value ratio ranges from 65% to 75% and that the borrower have a cash equity interest in the land ranging from 25%-50%. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. The Bank mitigates much of this risk by requiring the borrower to procure take-out financing prior to funding the loan. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio, and on the earnings and financial condition of the Bank.

The Bank has a small portfolio of consumer loans, equaling 1.3% of the total loan portfolio at December 31, 1996 and 2.3% at December 31, 1995. Personal lines of credit and overdraft protection are offered to customers. During 1995 the Bank sold its credit card portfolio which had averaged $350,000 in balances during the preceding twelve month period. Regular underwriting procedures are followed depending upon the type of loans. Revolving lines are reviewed every two years.

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

The following table summarizes the Bank's loan maturities, by loan type, at December 31, 1996. Loans are categorized by the maturity of the final installment.




                                                       Over 1 Year
                                    1 year               through              Over 5
(In thousands)                      or Less              5 Years              Years                 Total
Commercial                          $10,406              $17,938             $56,625                $84,969
Real Estate -Construction             1,227                  306                   0                  1,533
Real Estate -Other                    5,072               19,843              56,093                 81,008
Installment Loans                       777                1,109                 332                  2,218

TOTAL                               $17,482              $39,196            $113,050               $169,728
============================  ===================  ===================  ==================  =====================

Of the total loans due in more than one year at December 31, 1996, $45,648,000 were at fixed interest rates, which includes loan currently at their floor rate, and $106,598,000 were at adjustable interest rates.

Interest Rate Sensitivity

The Bank attempts to lend at competitive interest rates and to reduce exposure to interest rate fluctuations by making most of its loans at adjustable interest rates.

The following table summarizes the Bank's loan portfolio by contractual repricing frequency and by loan type, at December 31, 1996. SBA loans are considered commercial loans for this analysis. Most of the SBA loans are secured by real estate. The Bank has approximately $21 million in adjustable loans which are priced at floor rate and are considered fixed rate loans, deemed to reprice at their maturity date for the purpose of this analysis.



                                                   Over 3 Months       Over 1 Year
                                3 Months or           through            through            Over 5
(In thousands)                      Less              1 Year             5 Years             Years               Total
Commercial                       $72,256               $2,577            $2,561             $7,575              $84,969
Real Estate -Construction             81                1,452                 0                  0                1,533
Real Estate -Other                11,466               35,457            11,207             22,878               81,008
Installment Loans                  2,218                    0                 0                  0                2,218

                       TOTAL     $86,021              $39,486           $13,768            $30,453             $169,728
============================  ================  =================== =================  =================  ===================


Interest rate risk is reduced through the practice of making variable interest rate loans which are tied to an outside rate index. These loans "float", or adjust their rate as the interest rate environment changes. As of December 31, 1996 and 1995 approximately 72% and 76% respectively of the Bank's loan portfolio was comprised of loans with adjustable rates (excluding those which had reached their floors, at which time they are considered fixed loans).

Allowance for Loan Losses

In accordance with its policy, the Bank maintains an allowance for loan losses to provide for losses in the loan portfolio. The allowance for loan losses is reviewed monthly and is based on an allocation for each loan category (e.g. Real Estate, Commercial), an allocation of undisbursed commitments, plus an allocation for any outstanding loans which have been classified by regulators or internally for the

"Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition, management considers such factors as known loan problems, historical loan loss experience, loan concentrations, loan loss experience in the banking industry, evaluations made by bank regulatory agencies, assessment of economic conditions and other appropriate data to identify risks in the loan portfolio. Based upon this analysis of the allowance for loan losses (which incorporates the growth in the loan portfolio during the year), the Bank has increased the allowance by 21.8% to $2,042,000 at December 31, 1996 compared to $1,676,000 in 1995. The provision for loan losses for the year ended December 31, 1996 was $420,000 as compared to $250,000 for the year ended December 31, 1995.

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

During 1996, the Bank charged-off six loans (4 commercial and 2 consumer) totalling $62,000 and recovered $8,000 on commercial loans. In 1995 nine loans totalling $102,000 were charged-off and $107,000 was recovered during the year on loans which had been previously charged-off.

The following table sets forth the changes in the allowance for loan losses over the last five years and the relationship to loans outstanding at the end of those periods.





(dollars in thousands)                                                   Year Ended December 31
ALLOWANCE FOR LOAN LOSSES:                               1996           1995           1994           1993           1992
Balance at beginning of Period                         $1,676         $1,421         $1,113         $1,144           $883
Provision for Loan Losses Charged to Expense              420            250            280            174            355
Less Charge-Offs:
    Commercial                                             38              0              0            204             69
    Real Estate-Other                                       0             72              0              0              0
    Consumer loans                                         24             30             16              8             26
        Total Charge-offs                                  62           102,             16            212             95
Recoveries:
    Commercial                                              8             79             20              3              1
    Real Estate - Other                                     0             24             24              1              0
    Consumer                                                0              4              0              3              0
        Total Recoveries                                    8            107             44              7              1
Net Charge-offs/(Recoveries)                               54            (5)           (28)            205             94
Balance at the End of the Period                       $2,042         $1,676         $1,421         $1,113         $1,144
Total Loans Outstanding at End of Period Net of

SBA guarantees                                       $141,472       $118,716        $89,124        $82,263        $71,604
Ratio of Ending Allowance to Ending Loans                1.4%           1.4%           1.6%           1.4%           1.6%
Outstanding Net
of SBA loan guarantees
AVERAGE TOTAL LOANS                                  $148,025       $114,819        $90,341        $77,295        $75,591
Ratio of Net Charge-offs to Average
Loans Outstanding During the Period                    0.036%       (0.004)%       (0.031)%         0.365%         0.124%
============================================================= ============== ============== ============== ==============

The following tables set forth the allocation of the allowance for loan losses by loan type at the end of those periods indicated. The allocation of the allowance will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed. It should not be construed that the amount allocated to a particular segment is the only amount available for future charge-offs that might occur within that segment, since the allowance is a general reserve. In addition, the amounts allocated by segment may not be indicative of future charge-off trends. The percentage of loans shown in these schedules represent the percentage of loans in each loan category to total loans.



(dollars in thousands)                  December 31, 1996                    December 31, 1995
Category                                Amount          % of Loans          Amount          % of Loans
Commercial                              $1,081             50.0%              $788              46.7%
Real Estate -Construction                   66                1                166               2.7
Real Estate -Other                         744               48                682              48.6
Installment Loans                          151                1                 40               2.0

TOTAL                                   $2,042            100.0%            $1,676             100.0%
=====================================  =================  ===============  ================= =================



(dollars in thousands)               December 31, 1994           December 31, 1993               December 31, 1992

Category                               Amount          % of         Amount          % of          Amount            % of
                                                       Loans                        Loans                            Loans
Commercial                             $524            39.1%          $385         37.4%             $236            38.6%
Real Estate -Construction               117             1.9            189          6.1               123             3.4
Real Estate -Other                      683            55.7            449         52.7               602            55.2
Installment Loans                        97             3.3             90          3.8               183             2.8

TOTAL                                $1,421           100.0%        $1,113        100.0%           $1,144           100.0%
================================  ============= ============================  ============ ================  ===============


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

The following table sets forth loans past due 90 days or more and non-accrual loans as of the dates indicated. These loans are considered impaired loans.




(dollars in thousands)                                           December 31,

                                     1996             1995             1994              1993               1992
Past due 90 days or more               $0               $0               $0                $0                 $0
Non-accrual                           438              398              201               438                925
Total                                $438             $398             $201              $438               $925
Percent of Total Loans                0.3%             0.3%             0.2%              0.5%               1.2%

Impaired Loans                       $438             $398             $201              $438               $925
=================================================  ===============  ===============  ================  =================

The amount of interest that would have been recorded for the loans on non-accrual at December 31, 1996 totaled approximately $32,000 in 1996 and $36,000 in interest was collected on those loans during the year.

On December 31, 1996, the Bank had $438,000 in non-accrual loans of which $100,000 was collateralized by real estate and $114,000 was guaranteed by the SBA on loans not secured by real estate. As of December 31, 1995, the Bank had $398,000 in non-accrual loans of which $329,000 was collateralized by real estate.

Potential non-performing loans are identified by management as part of its ongoing evaluation and review of the loan portfolio. Based on such reviews as of December 31, 1996, management has no knowledge of information about any loan which causes management to have doubts about the borrowers' ability to comply with present repayment terms, such that the loan might subsequently be classified as non-performing.

Other Real Estate Owned

The Bank foreclosed with respect to real estate collateral securing four loans during 1996. These properties were recorded at the lessor of cost or fair market value and totaled $359,000 at December 31, 1996.

On January 2, 1997, one of these properties was sold realizing a small gain. The other real estate owned balance after the January 2 sale was $161,000 consisting of three commercial buildings. These properties were collateral for SBA loans in which the Bank held a 25% interest. The book value of $161,000 represents the Bank's share of the property value net of the portion due to the SBA. The Bank has entered into agreements to sell two of these commercial properties.

The Bank held no other real estate owned during 1995.

Deposits

The Bank obtains deposits primarily from shareholders, local businesses, loan customers and personal contacts by its business development staff, officers and directors. The Bank does not have any brokered deposits.

At December 31, 1996, deposits totalled $209,235,000, which was an increase of 35.7% from December 31, 1995. Non-interest bearing demand deposits totalled $28,612,000 at December 31,

1996 as compared to $23,017,000 at December 31, 1995. Although these deposits do not bear interest, some of the account holders utilize the Bank's analysis system which gives earnings credits for their collected average balances based on 100% of the 91-Day T-Bill rate. The customer may then use those earnings credits towards various account services such as escrow accounting fees, courier services, payroll, and check printing paid to third party vendors.

A title company maintains deposits at the Bank representing $2,878,000 in average balances during the fourth quarter of 1996 in accounts utilizing the analysis system. For this title company, the Bank paid out $11,000 to third party vendors for escrow, courier and related services during the fourth quarter of 1996. See, "Non-Interest Expense." This equates to a 1.5% annual cost of funds, which can be compared to the Bank's overall annual cost of funds of 5.0% for 1996.

Most of the deposit growth at the Bank in 1996 was in the time deposit and money market deposit categories. Time deposits increased $27.4 million or 41.2% in 1996, while money market deposits increased $21.2 million or 42.4% from December 31, 1995 to December 31, 1996. The increase in money market deposits at the end of 1996 included approximately $16 million which was deposited for approximately 30 days with the Bank.

During both 1995 and 1996, the Bank has offered highly competitive rates on time deposits in order to fund loan demand. Time deposits increased from $28,348,000 at December 31, 1994 to $66,533,000 at December 31 1995 to $93,973,000 at the
year end of 1996. This shift to time deposits bearing a higher rate than other types of deposits increased the Bank's overall cost of funds. See, "Net Interest Income."

Average balances held in money market rate accounts increased from $54,925,000 in 1995 to $58,383,000 during 1996. The Bank's Sonoma Investor Reserve account has been and continues to be very popular, since it was tied to the 90-day Treasury Bill and reprices on a weekly basis. During 1994, the rate on the Sonoma Investor Reserve exceeded the rates offered on time deposits; however, since then the rates offered on longer term time deposit have become more attractive to depositors and there has been movement into time deposit unless immediate access to funds is needed. During 1996 the Sonoma Investors Reserve accounts offered rates which were competitive with rates offered on 30 to 90 day time certificates, and therefore, this account continues to be a very popular with depositors.

Management attempts to reduce risks from fluctuating interest rates by limiting the maturities on certificates of deposit. The following table sets forth, by time remaining to maturity, the Bank's time certificates of deposit as of December 31, 1996.



                                 $100,000 and Over            Less than $100,000
                                 Amount         Pct           Amount           Pct
                                 (in 000's)                   (in 000's)
======================================================================================================
Three Months or Less            $7,224          28.2%         $15,631          22.9%
3 to 6 months                    7,260          28.3           18,075          26.4
6 months to 1 year              10,262          40.1           27,707          40.5
Over 1 year                        875           3.4            6,939          10.2
Total                          $25,621         100.0%         $68,352         100.0%
======================================================================================================

At December 31, 1996, certificates of deposit of $100,000 or more constituted approximately 12.2% of total deposits. The holders of these deposits are primarily local customers of the Bank. While these deposits are rate sensitive, the Bank believes they are stable deposits, as they are obtained primarily from customers with other banking relationships with the Bank.
Investment Portfolio

At December 31, 1996 and 1995 the Bank held the following investments:



                                              December 31,
(in thousands)                      1996           1995         1994
========================================================================

U.S. Treasury Securities           $16,009       $10,756       $1,970
Fannie Mae Discount Note                 0             0          985
Federal Reserve Stock                  123           123          117
Total                              $16,132       $10,879       $3,072
Securities Pledged                    $500          $500         $500
========================================================================

The Bank's investments in U.S. Treasury securities totaled $16,009,000 at December 31, 1996, with a total par value of $16,000,000. Due to the excess liquidity at the end of 1996, $10 million was invested in U.S. Treasury securities with a maturity of January 2, 1997 at a yield of 4.16%. The funds were then reinvested in Fed Funds Sold. The excess liquidity at year end was caused by the receipt of a large short term deposit. The remaining treasury investments of $6 million mature in late January 1997 through May 1997. The yield on average investments equaled 5.53% during 1996 compared to 5.47% in 1995. See, "Net Interest Income."

The Federal Reserve Bank stock has a yield of 6.0%.

Investments are carried at amortized cost. All debt securities, at December 31, 1996 and 1995 were categorized as held-to-maturity per accounting definitions. The market value of securities equaled $16,132,000 at December 31, 1996 and $10,882,000 at December 31, 1995.

Bankers' acceptances are considered investments for financial statement purposes. These are short term instruments purchased through correspondent banks and the rates are typically higher than federal funds rates. Maturities vary from one to six months. For regulatory purposes, bankers' acceptances are classified in the loan portfolio. As of December 31, 1996 and 1995, the Bank had no balances in bankers' acceptances but there were balances during 1995.

Liquidity - Consolidated

Liquidity is a bank's ability to meet possible deposit withdrawals, to meet loan commitments and increased loan demand, and to take advantage of other investment opportunities as they arise. The Bank's liquidity practices are defined in both the Asset and Liability Policy and the Investment Policy. These policies define acceptable liquidity measures in terms of ratios to total assets, deposits, liabilities and capital. In addition, these policies include acceptable ranges for the Bank's loans-to-deposits ratio. The Bank also compares its liquidity position and ratios to its peer group.

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

Cash and due from banks, federal funds sold and time certificates of deposit totaled $37,158,000 or 16.5% of total assets at December 31, 1996. If the $10 million invested in U.S. Treasuries for one week over year end is included, the ratio increases to 21.0%, which is higher than the Bank's liquidity position over the last several years.

Cash and due from banks, federal funds sold and time certificates of deposit totaled $21,427,000 or 12.8% of total assets at December 31, 1995. If the one week U.S. Treasury for $10,000,000 recorded at year end is included, the ratio increases to 18.8%, which is similar to the Bank's liquidity position over the last several years, and comparable to other financial institutions in its asset size range.

At December 31, 1996 and 1995 the Bank's ratio of loans-to-deposits was 86.9% and 84.0% respectively.

The Bank has two federal funds lines of credit totaling $9,000,000 with two institutions. These lines are available on a short term basis to meet cash demands that may arise.

The Bank funded loan growth during 1996 through increased interest-bearing deposits. Deposits increased during 1996 and 1995 largely due to deposit campaigns which offered higher rates to attract new time deposits. This trend is expected to continue in 1997. The Bank is currently in the process of establishing a borrowing relationship with the Federal Home Loan Bank which will provide a new source of funds for loan growth and liquidity purposes.

The following table represents the Corporation's interest rate sensitivity profile as of December 31, 1996. Assets, liabilities and shareholders' equity are classified by the earliest possible repricing opportunity or maturity date, whichever first occurs.





                                                                 Over 3       Over 1 year       Non-rate
              Balance Sheet                    Through 3         months        through 5       Sensitive         Total
              (in thousands)                    months          through          years             or
                                                                 1 year                          Over 5
                                                                                                 years
------------------------------------------  ---------------  --------------  --------------  -------------- ----------------
                  Assets
Time Deposits-other financial institutions             $594          $2,774                                           $3,368
                            Fed funds sold           22,724                                                           22,724
                     Investment securities           12,121           4,011                                           16,132
                                     Loans           86,021          39,486         $13,768         $30,453          169,728
               Non-interest-earning assets                                                           12,841           12,841
        (net of allowance for loan losses)

                                                   $121,460         $46,271         $13,768         $43,294         $224,793
                                            ===============  ==============  ==============  ============== ================
    Liabilities & Shareholders Equity
           Time Deposits $100,000 and over           $7,224         $17,522            $875                          $25,621
       All other interest-bearing deposits          102,281          45,782           6,935              $4          155,002
          Non-interest bearing liabilities                                                           29,832           29,832
  Other Liabilities & Shareholders' Equity                                                           14,338           14,338
                                                   $109,505         $63,304          $7,810         $44,174         $224,793
                                            ===============  ==============  ==============  ============== ================
             Interest Rate Sensitivity (1)          $11,955       ($17,033)          $5,958          ($880)
      Cumulative Interest Rate Sensitivity          $11,955        ($5,078)            $880              $0
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

At December 31, 1996, the Corporation had non-interest and interest bearing cash balances of $196,000, which management believes is adequate to meet the Corporation's foreseeable operational expenses.

Return on Equity and Assets

The following table shows key financial ratios for the years ended December 31, 1995 and 1994:


                                                            Year Ended December 31,
                                          1996                    1995                1994
Return on Average Assets                   1.3%                    1.2%                1.2%
Return on Average
Shareholders' Equity                      17.6%                   15.4%               15.4%
Average Shareholders' Equity
as a Percent of Average Assets             7.2%                    7.9%                7.9%
Dividend Payout Ratio                      N/A                    15.7%               33.3%
==========================             ==================    ==================  ===================

Effects of Inflation

Inflation affects the Bank and the banking business generally because of its effect on interest rates and loan demand. To offset inflation and the resulting changes in interest rates and market demands, the Bank attempts to maintain liquid interest bearing assets and to manage its assets and liabilities such that they can be repriced within a short period of time. In addition to its effect on market conditions and interest rates, inflation increases the Corporation's cost of operations. The rate of inflation fell dramatically during 1991 and has maintained a very low annual rate through 1996.

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

The Bank's leverage capital ratio was 6.9% of its total assets, exceeding the amount of capital required under the minimum capital requirements. Under the "risk-based" capital methodology, the Bank's total risk-based capital ratio was 10.2% at December 31, 1996. The minimum acceptable level at December 31, 1996 was 8.0%. The Corporations leverage capital ratio was 7.1% with total risk-based capital equaling 10.4% at December 31, 1996.

Income Taxes

The 1996 provision for income tax equaled $1,719,000, which included a state tax provision of $468,000. The overall effective tax rate was 42.7% during 1996. See, "Item 7, Consolidated Financial Statements, Note 6." The provision for federal income taxes for 1995 was $1,338,000, and the state provision was $373,000. The overall effective tax rate for 1995 was 43.7%.

New and Pending Accounting Standards

In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The FASB subsequently amended SFAS No. 125 in December 1996. As amended, this statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interest in the transferred assets is received in exchange. This statement also requires that liabilities and derivatives incurred or obtained by transferors as a part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interest in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair value at the date of the transfer. Furthermore, this statement required that debtors reclassify financial assets pledged as collateral, and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. In addition, the statement requires that a liability be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Accordingly, a liability is not considered extinguished by an in-subtance defeasance. SFAS No. 125 applies to securities lending, repurchase agreements, dollar rolls, and other similar secured financing transactions occurring after December 31, 1997 and to all other transfers and servicing of financial assets occurring after December 31, 1996 and is to be applied prospectively. Management does not believe that the application of this statement will have a material impact on the Company's financial statements.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". This statement established standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock. This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Management does not believe that the application of this statement will have a material impact on the company's financial statements

ITEM 7.

Financial Statements











                 NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY











                                  REPORT ON  AUDITS  OF  CONSOLIDATED  FINANCIAL
                                     STATEMENTS for the years ended December 31, 1996 and 1995

                                            REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Northern Empire Bancshares and Subsidiary:

We have audited the consolidated balance sheets of Northern Empire Bancshares and Subsidiary (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/Coopers & Lybrand L.L.P.

San Francisco, California
January 31, 1997 (except for Note 15, as to which the date is February 19, 1997)



                                       NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                              CONSOLIDATED BALANCE SHEETS
                                            as of December 31, 1996 and 1995


(dollars in thousands)

                                  ASSETS                                             1996                           1995
Cash and equivalents:
     Cash and due from banks                                                $            $11,066          $             $11,288
     Federal funds sold                                                                   22,724                          5,000
                                                                            -  -----------------          -- ------------------
         Total cash and equivalents                                                       33,790                         16,288
Certificates of deposits in other financial institutions                                   3,368                          5,139
Investment securities                                                                     16,132                         10,879
Loans receivable, net                                                                    165,681                        129,587
Leasehold improvements and equipment, net                                                    620                            747
Accrued interest receivable and other assets                                               5,202                          4,322
                                                                            -  -----------------          -- ------------------

             Total assets                                                   $            224,793          $             166,962
                                                                            =  =================          == ==================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits                                                               $            209,235          $             154,221
     Accrued interest payable and other liabilities                                        1,220                            759
                                                                            -  -----------------          -- ------------------
         Total liabilities                                                               210,455                        154,980
                                                                            -  -----------------          -- ------------------
Commitments and contingencies (Note 10).
Shareholders' equity:
     Preferred stock, no par value; authorized, 10,000,000 shares;
         none issued or outstanding
     Common stock, no par value; authorized, 20,000,000 shares; shares issued and
     outstanding, 1,534,470 in 1996 and 1,388,355 in 1995                                  9,607                          7,433
     Retained earnings                                                                     4,731                          4,549
                                                                            -  -----------------          -- ------------------
         Total shareholders' equity                                                       14,338                         11,982
                                                                            -  -----------------          -- ------------------
             Total liabilities and shareholders' equity                     $            224,793          $             166,962
                                                                            =  =================          == ==================


The accompanying notes are an integral part of these financial statements.


                                       NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF INCOME
                                     for the years ended December 31, 1996 and 1995


(dollars in thousands, except per share data)                                          1996                          1995
Interest income:

     Loans                                                                   $              15,005          $             11,925
     Certificates of deposits in other financial institutions                                  265                           354
     Federal funds sold and investment securities                                            1,153                           767
                                                                             -- ------------------          - ------------------
         Total interest income                                                              16,423                        13,046
Interest expense                                                                             7,191                         5,481
                                                                             -- ------------------          - ------------------
         Net interest income before provision for loan losses                                9,232                         7,565
Provision for loan losses                                                                      420                           250
                                                                             -- ------------------          - ------------------
         Net interest income after provision for loan losses                                 8,812                         7,315
                                                                             -- ------------------          - ------------------
Other income:
     Service charges on deposits                                                               337                           306
     Gain on sale of loans                                                                     567                           715
     Other                                                                                     716                           581
                                                                             -- ------------------          - ------------------
         Total other income                                                                  1,620                         1,602
                                                                             -- ------------------          - ------------------
Other expenses:
     Salaries and employee benefits                                                          3,521                         3,186
     Occupancy                                                                                 699                           698
     Equipment                                                                                 315                           283
     Outside customer services                                                                 245                           218
     Deposit and other insurance                                                               142                           240
     Professional fees                                                                         185                           130
     Advertising                                                                               150                           165
     Other                                                                                   1,150                           939
                                                                             -- ------------------          - ------------------
         Total other expenses                                                                6,407                         5,859
                                                                             -- ------------------          - ------------------
             Income before income taxes                                                      4,025                         3,058
Provision for income taxes                                                                   1,719                         1,338
                                                                             -- ------------------          - ------------------
             Net income                                                      $               2,306          $              1,720
                                                                             == ==================          = ==================
Common stock earnings per share                                              $                1.46          $               1.16
                                                                             == ==================          = ==================
Average common shares outstanding for net income per share calculation                   1,578,757                     1,488,157
                                                                             == ==================          = ==================

The accompanying notes are an integral part of these financial statements.


                             NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 1996 and 1995




(dollars in thousands)                                      Common Stock                          Retained
                                                                                                  Earnings
                                                 -----------------------------------           ---------------
                                                      Shares               Amount                                       Total
                                                 -  -----------       -- -----------                                    --------

Balance, December 31, 1994                            1,253,350       $        6,489           $         3,710          $ 10,199

Cash dividend paid ($.20 per share)                                                                      (266)              (266)

Stock options exercised                                  69,015                  329                                         329

Stock dividend                                           65,990                  615                     (615)

Net income                                                                                               1,720             1,720
                                                    -----------       -- -----------           -- ------------          -- --------

Balance, December 31, 1995                            1,388,355                7,433                     4,549            11,982

Stock options exercised                                   3,578                   52                                          52

Payout of fractional shares                                                                                (2)                (2)

Stock dividend                                          142,537                2,122                   (2,122)

Net income                                                                                               2,306             2,306
                                                    -----------       -- -----------           -- ------------          -----------

Balance, December 31, 1996                            1,461,400       $        9,607           $         4,731          $ 14,338
                                                    ===========       == ===========           == ============          == =======



The accompanying notes are an integral part of these financial statements.


                                      NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  for the years ended December 31, 1996 and 1995


(dollars in thousands)                                                                      1996                       1995
Cash flows from operating activities:

     Net income                                                                      $          2,306           $          1,720
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                                420                        250
         Depreciation, amortization and accretion                                                 290                        113
         Net increase in deferred loan fees and discounts                                         228                        359
         Deferred income taxes                                                                   (28)                      (185)
         Increase in interest receivable and other assets                                       (492)                      (424)
         Increase in accrued interest payable and other liabilities                               460                        265
                                                                                     -- -------------           -  -------------
             Net cash provided by in operating activities                                       3,184                      2,098
                                                                                     -- -------------           -  -------------
Cash flows from investing activities:
     Purchase of investment securities                                                       (21,003)                   (24,191)
     Maturities of investment securities                                                       15,750                     16,500
     Net decrease in deposits in other financial institutions                                   1,771                      1,092
     Net increase in loans receivable                                                        (37,102)                   (40,081)
     Purchase of leasehold improvements and equipment, net                                      (163)                      (297)
                                                                                     -- -------------           -  -------------
             Net cash used in investing activities                                           (40,747)                   (46,977)
                                                                                     -- -------------           -  -------------
Cash flows from financing activities:
     Net increase in deposits                                                                  55,015                     43,138
     Payment of cash dividend                                                                     (2)                      (266)
     Stock options exercised                                                                       52                        329
                                                                                     -- -------------           -  -------------
             Net cash provided by financing activities                                         55,065                     43,201
                                                                                     -- -------------           -  -------------
             Net increase (decrease) in cash and cash equivalents                              17,502                    (1,678)
Cash and cash equivalents at beginning of year                                                 16,288                     17,966
                                                                                     -- -------------           -  -------------
Cash and cash equivalents at end of year                                             $         33,790           $         16,288
                                                                                     == =============           =  =============
Other cash flow information:
     Interest paid                                                                   $          7,150           $          5,265
                                                                                     == =============           =  =============
     Income taxes paid                                                               $          1,860           $          1,515
                                                                                     == =============           =  =============
     Additions to Other Real Estate Owned                                            $            359           $               -
                                                                                     == =============           =  =============


The accompanying notes are an integral part of these financial statements.

                                      NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                      NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1. Summary of Significant Accounting Policies, continued:

         Loans Receivable:

         Loans held for investment are carried at amortized cost and all loans held for sale are carried at the lower of cost or market. The Company's loan portfolio consists primarily of commercial and installment loans generally collateralized by first and second deeds of trust on real estate as well as business assets and personal property.

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

         Sales and Servicing of Small Business Administration (SBA) Loans:

         The Company originates loans to customers under SBA programs that generally provide for SBA guarantees of 70% to 90% of each loan. The Company has the option to sell the guaranteed portion of each loan to an investor and retain the unguaranteed portion in its own portfolio. Funding for the SBA programs depend on annual appropriations by the U.S. Congress.

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

                                      NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      1. Summary of Significant Accounting Policies, continued:

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

                                      NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1. Summary of Significant Accounting Policies, continued:

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

         Net Income Per Common and Common Equivalent Share:

         Net income per common and common equivalent share, adjusted for stock dividends, is calculated using the weighted average number of shares outstanding during the period, (1,503,579 and 1,417,293 shares in 1996 and 1995, respectively).

         Reclassifications:

         Certain amounts in the 1995 financial statements have been reclassified to conform with 1996 classifications.


         2.       Investment Securities:

      The amortized cost and estimated market values of investment securities at December 31, 1996 and 1995 were as follows:


                                                                                             1996
                                                              ----------------------------------------------------

                                                                           Unrealized           Unrealized              Market
                                                                              Gains                Losses                Value
(dollars in thousands)                                    Cost
                                                      ----------------    ----------------     ----------------      --------------

Held to maturity - U.S. Treasury securities

                                                       $     16,009        $   1             $     (1)             $  16,009
Other securities - Federal Reserve Bank stock
                                                              123              -                    -                    123
                                                        ---------------   -------------     ------------           ---------

                                                        $   16,132         $   1             $     (1)             $  16,132
                                                        ===============    ==============    ===========            ========




                                      NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Investment Securities, continued:



                                                                                                1995

                                                         --------------------------------------------------------------------------

                                                                                   Unrealized          Unrealized             Market
            (dollars in thousands)                              Cost                  Gains              Losses                Value
                                                         -------------------     ---------------     --------------     -----------
Held to maturity - U.S. Treasury securities

                                                         $            10,756     $             4     $          (1)     $    10,759
Other securities - Federal Reserve Bank stock
                                                                         123             -                  -                   123
                                                         -- ----------------     -- ------------     - ------------     -  --------
                                                         $            10,879     $             4     $          (1)     $    10,882
                                                         == ================     == ============     = ============     =  ========

Investment securities totaling $500,000 at December 31, 1996 and 1995, were pledged to secure certain deposits.

All investment securities held at December 31, 1996 have a contractual maturity of one year or less.

During the year ended December 31, 1996, the bank sold one security classified as available for sale for proceeds of $1,002,000 and recognized a gain of $7,000. There were no sales in 1995.

 3. Loans and Allowance
for Loan Losses: Loans at December 31, 1996 and 1995 consisted of the following:



                                                           1996                     1995
 (dollars in thousands)
 Commercial loans                                      $   84,969                $  62,062

 Consumer installment loans                                2,218                    2,702
 Real estate loans:

 Construction                                              1,533                    3,556
 Other                                                    81,008                   64,720
                                                    -- ---------------       -  ---------------
                                                         169,728                  133,040

 Deferred loan fees and discounts                         (2,005)                  (1,777)
 Allowance for loan losses                                (2,042)                  (1,676)
                                                     -- ---------------       -  ---------------

                                                      $   165,681               $  129,587

                                                     == ===============       =  ===============

The Company's  lending  activities are concentrated  primarily in Sonoma County;
however, the Company makes loans under the Small Business Administration primarily in Northern California and Arizona. There were no industry or borrower group concentrations at December 31, 1996.

                                       NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 3. Loans and Allowance for Loan Losses, continued:
A summary of activity in the allowance for loan losses is as follows:


                                                      1996                         1995
(dollars in thousands)

Balance, beginning of year                      $         1,676              $         1,421
Provision for loan losses                                   420                          250
Charge-offs                                                 (62)                        (102)
Recoveries                                                    8                          107
                                                -  --------------              -  ------------
Balance, end of year                            $         2,042              $         1,676

                                                  =  ============              =  ============

There were six loans totaling $438,000 and five loans totaling $398,000 on nonaccrual status as of December 31, 1996 and 1995, respectively. Interest foregone on such loans totaled $32,000 in 1996 and $30,000 in 1995.

At December 31, 1996 and 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $438,000 and $398,000, with a corresponding valuation allowance of $201,000 and $64,000, respectively. The average recorded investment in impaired loans in 1996 and 1995 was $418,000 and $179,000, respectively. No interest income was recognized on impaired loans in 1996 and 1995.

As discussed in Note 1, the Company originates loans guaranteed by the U.S. Small Business Administration (SBA). The Company has the option to sell to outside investors, usually at a price in excess of par, the guaranteed portion of these loans and retain the remaining unguaranteed portion in its loan portfolio. When the Company sells the guaranteed portion of such loans, it transfers the SBA guarantee to the buyer and retains the servicing function. At December 31, 1996 and 1995, the Company serviced $44,110,000 and $44,019,000 in loans guaranteed by the SBA of which the Company's retained interest in these loans range from 10% to 35%. The Company and the SBA share losses on these loans on a pro rata basis. In addition, at December 31, 1996 and 1995, loans receivable included $28,256,000 and $14,324,000 of SBA loans which could be sold in the future.

At December 31, 1996 and 1995, the Company serviced additional loans for others totaling $10,494,000 and $11,666,000, respectively.

                                      NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. Leasehold Improvements and Equipment:

Leasehold improvements and equipment consisted of the following at December 31, 1996 and 1995:


                                                             1996                  1995
(dollars in thousands)

Leasehold improvements                                $           942       $           938
Furniture and equipment                                         1,513                 1,502
                                                      -  ------------       -  ------------
        Total                                                   2,455                 2,440
Less accumulated depreciation and amortization                (1,835)               (1,693)
                                                      -  ------------       -  ------------
        Total                                         $           620       $           747
                                                      =  ============       =  ============

Depreciation and amortization of approximately $290,000 and $226,000 were charged to expense for the years ended December 31, 1996 and 1995, respectively.

5. Deposits:

Deposits consisted of the following at December 31, 1996 and 1995:


(dollars in thousands)                                    1996                     1995

Deposits:
Noninterest-bearing                                    $  28,612                 $  23,017
Interest-bearing:
  Money market rate                                       71,087                    49,913
  Savings                                                  4,095                     5,086
  Demand                                                  11,468                     9,672
  Certificates of deposit                                 93,973                    66,533
                                                      ---------------         ----------------
                                                       $ 209,235                 $ 154,221

                                                      ===============         ===============


Certificates of deposits with balances of $100,000 or more totaled $25,621,000 and $19,331,000 at December 31, 1996 and 1995, respectively.

Certificates of deposit have remaining maturities at December 31, 1996 and 1995 as follows:


(dollars in thousands)                                               1996                   1995

Three months or less                                         $     22,855          $      12,386
Over three through six months                                      25,335                 11,686
Over six through twelve months                                     37,969                 21,888
Over twelve months                                                  7,814                 20,573
                                                             --------------        --------------
Total certificates of deposit                                $     93,973          $      66,533

                                                             ===============        ==============

6. Income Taxes:

The components of the provision for federal and state income taxes are as follows:


                                                            1996                  1995
(dollars in thousands)
Currently payable:


   Federal                                               $  1,219               $  1,136
   State                                                      528                    387
                                                         ---------------      --------------
   Total                                                    1,747                  1,523
                                                         ---------------      ---------------
Deferred:

   Federal                                                     45                   (171)
   State                                                      (73)                   (14)
                                                         ---------------      ---------------
   Total                                                      (28)                  (185)
                                                         --------------       ---------------
                         Total                           $  1,719               $  1,338
                                                         ===============      ===============


A reconciliation of the statutory tax rates to the effective tax rates is as follows:


                                                                        1996               1995

Statutory federal tax rate                                              35.0%              35.0%
State tax, net of federal income tax effect                               7.2                7.9
Other, net                                                                0.5                0.8
                                                                        --------            -------
                                                                         42.7%              43.7%
                                                                        ========            ========


The components of deferred income tax assets net of liabilities as of December 31, 1996 and 1995 are as follows:

                                                                  1996                  1995
                                                                  Deferred              Deferred
(dollars in thousands)                                            Tax Assets            Tax Assets
                                                                 ------------          ------------

Loan loss reserves                                               $    650                 $   508
Deferred loan fees                                                     61                     103
State taxes, net of federal effect                                    370                     297
All others                                                            (18)                    127
                                                                 -------------        -------------
Total                                                            $  1,063                 $ 1,035

                                                                 =============        =============


                                      NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.  Stock Option Plan:

The Company's nonqualifying stock option plan provides for granting of stock options (up to 311,380 shares) to directors and officers to purchase shares of the Company's stock at a price not less than the fair market value on the date the option is granted. Options to outside directors vest at the time of grant. Options to officers and directors who are also officers vest over five years from the date of grant. All options expire ten years from the date of grant.A summary of all stock option activity is as follows:


                                                                        Number                 Option
                                                                         of                    Price
                                                                        Shares                Per Share
                                                                      -------------        -----------------

Outstanding, December 31, 1994                                            159,676           $4.76 - $8.12
Effect of 5% stock dividend                                                 4,526            4.53 -  7.73
Exercised                                                                 (69,015)           4.76 -  6.66
                                                                          ----------         -------------
Outstanding, December 31, 1995                                             95,187            4.53 -  7.73
Exercised                                                                  (3,578)           4.31 -  7.36
Effect of 5% stock dividend                                                 4,576            4.31 -  7.36
                                                                           ---------        ---------------
Outstanding, December 31, 1996                                             96,185           $4.31 - $7.36
                                                                           ========        ===============


In the aggregate, options to 96,185 and 95,187 shares were exercisable at December 31, 1996 and 1995, respectively. In 1994, the stock option plan expired, therefore at December 31, 1996 and 1995, there were no options to purchase shares available for future grants. 8. Deferred Compensation:

The Company has entered into deferred compensation agreements with two key officers and four board members. Under these agreements, the Company is obligated to provide for each such employee/director or their beneficiaries, during a period of 15 years after the employee's/director's death, disability, or retirement, annual benefits ranging from $75,000 to $100,000 for the employees and $13,000 to $55,000 for the directors. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred and amount accrued for this plan for the years ended December 31, 1996 and 1995 totaled $104,000 and $89,000, respectively. The Company is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 1996 and 1995, the cash surrender value of these policies was 1,778,000 and $1,671,000, respectively, which is included in other assets.

                                      NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Related Party Transactions:

The Company has and expects to have, in the future, banking transactions in the ordinary course of business with directors, officers and their associates. An analysis of the loans to related parties is as follows:


                                                                    1996                  1995
(dollars in thousands)

Balance, beginning of year                               $          4,581      $         2,490
Additions                                                           2,997                2,470
Principal reductions                                               (1,510)                (379)
                                                                   -- --------          -- ------------
Balance, end of year                                     $          6,068      $         4,581

                                                                   == ========          == ============


The Company has entered into three operating leases for branch and office facilities with A Director or partnerships owned by Directors of the Company. Rental payments made under these leases were $331,000 and $304,000 for the years ended December 31, 1996 and 1995, respectively. Two of the leases require that rental payments will increase each year based on the consumer price index.

10.     Commitments and Contingencies:

The Bank is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Bank's daily demand deposit balances. Required deposits held with the Federal Reserve at December 31, 1996 were $1,156,000.

The future minimum noncancelable lease payments as of December 31, 1996 are as follows:



(dollars in thousands)

1997                                                   $           482
1998                                                               383
1999                                                               331
2000                                                               341
Thereafter                                                       1,482
                                                        -  ------------
Total                                                  $         3,019

                                                         =============


Total rental expense for the years ended December 31, 1996 and 1995 was $481,000 and $478,000, respectively.

                                      NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   Regulatory Capital Requirements:

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.


                                           Actual             For Capital Adequacy           To Be Well Capitalized Under
                                                              Purposes                       Prompt Corrective Action
                                                                                             Provisions
(dollars in thousands)               Amount          Ratio         Amount           Ratio         Amount           Ratio
As of 12/31/96

Total Capital  (To Risk Weighted       $15,920       10.2%         > $12,524      >   8.0%         > $15,655     >   10.0%
Assets)
Tier 1 Capital  (To Risk Weighted      $13,962        8.9%         > $ 6,262      >   4.0%          > $9,393      >   6.0%
Assets)
Tier 1 Capital  (To Average Assets)    $13,962        6.9%         > $ 6,049      >   3.0%         > $10,082      >   5.0%


As of December 31, 1996, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratio as set forth in the table, and not subject to a capital directive.

Payment of dividends by the Bank is limited under regulation. The amount that can be paid in any calendar year without prior approval of the Office of the Comptroller of the Currency cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. Therefore, the payment of dividends by the Company may also be limited.

                                      NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                      NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.     Fair Values of Financial Instruments, continued:

Off-Balance Sheet Instruments:

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties.




                                                                      December 31, 1996
                                                         --------------------------------------------
                                                               Carrying
(dollars in thousands)                                                                     Fair
                                                                Amount                     Value
                                                         -- --------------        --- ---------------
Financial assets:

     Cash equivalents and certificates of deposits       $          37,158        $            37,159
     Investments securities                                         16,009                     16,009
     Loans receivable, net                                         165,681                    168,577
                                                         -- --------------        --- ---------------
                                                                   218,848                    221,745
                                                         -- --------------        --- ---------------
Financial liabilities:
     Deposits                                            $         209,431        $           209,597
                                                         -- --------------        --- ---------------
     Off-balance sheet financial instruments:
          Commitments to extend credit                            -                               166
          Standby letters of credit                               -                                 4
                                                         -- --------------        --- ---------------
                                                                  -               $               170
                                                         == ==============        === ===============


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

                                       NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.     Financial Instruments with Off-Balance Sheet Risk, continued:

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

At December 31, 1996 and 1995, loan commitments totaled $16,590,000 and $12,952,000, respectively and standby letters of credit totaled $377,000 and $1,486,000, respectively.



14.     Parent Company Only Condensed Financial Information:

The condensed financial statements of Northern Empire Bancshares (parent company only) as of December 31, 1996 and 1995, and for each of the two years in the period ended December 31, 1996, are presented below:


(dollars in thousands)                                                             1996                   1995
Balance Sheets
Assets:

  Cash and cash equivalents                                                      $    196       $              180
  Investment in Sonoma National Bank                                               14,060                   11,752
  Other assets                                                                         91                       51
                                                                               ---------------       --------------
Total assets                                                                     $ 14,347       $           11,983
                                                                               ==============        ==============
Liabilities and shareholders' equity:
  Other liabilities                                                              $      9       $                1
                                                                               ---------------       --------------
  Preferred stock, no par value; authorized, 10,000,000 shares;
  none issued or outstanding

  Common stock, no par value; authorized,  20,000,000 shares; issued
  outstanding 1,461,400  in 1996 and 1,388,355 in 1995                              8,310                  7,433

  Retained earnings                                                                 6,028                  4,549
                                                                               ---------------       --------------
  Total shareholders' equity                                                       14,338                 11,982
                                                                               ---------------       --------------
Total liabilities and shareholders' equity                                       $ 14,347       $         11,983
                                                                               ===============       ==============


                                       NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.     Parent Company Only Condensed Financial Information, continued:


(dollars in thousands)                                                                         1996                  1995
Statements of Income


Interest and other income                                                                 $     8                  $   18
Administrative expenses                                                                         (9)                    (10)
Income taxes expense                                                                            (1)                     (3)
Equity in undistributed earnings of Sonoma National Bank                                      2,308                   1,715
                                                                                           ---------------          --------------
             Net income                                                                    $  2,306                 $ 1,720

                                                                                           ===============          ==============



(dollars in thousands)                                                                    1996                   1995
Statements of Cash Flows Cash flows from operating activities:


Net income                                                                            $   2,306             $    1,720
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Change in other assets                                                                      (40)                    92
Change in other liabilities                                                                   8                     (3)
                                                                                     ---------------       --------------
Total                                                                                     2,274                  1,809
Less equity in undistributed earnings of Sonoma National Bank                            (2,308)                (1,715)
                                                                                     --------------       --------------
Net cash provided by (used in) operating activities                                        (34)                     94
                                                                                     ---------------       --------------
        Cash flows from investing activities:
             Capital contributed to Sonoma National Bank                                                          (200)
                                                                                     ---------------      --------------
                  Net cash used in investing activities                                     -                     (200)
                                                                                     ---------------      --------------
        Cash flows from financing activities:
             Cash dividend paid                                                              (2)                  (266)
             Stock options exercised                                                         52                    329
                                                                                     ---------------       --------------
                  Net cash provided by financing activities                                  50                     63
                                                                                     ---------------       --------------
                  Net increase (decrease) in cash and cash equivalents                       16                    (43)
        Cash and cash equivalents:
             Beginning of year                                                              180                    223
                                                                                     ---------------       --------------
             End of year                                                             $      196            $       180
                                                                                     ===============       ==============



                                      NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.       Subsequent Event

The Company's Board of Directors declared a 5% stock dividend on February 19, 1997 to shareholders of record on March 31, 1997. Fractional shares will be paid in cash based upon the closing price as of the record date. The numbers of common shares issued and outstanding and the balances of common stock, additional paid in capital and retained earnings have been restated at December 31, 1996 to reflect the shares which will be issued in connection with the 5% common stock dividend. All weighted average shares outstanding and per share amounts have been retroactively restated.

ITEM 8.



Changes in and Disagreements with Accountants on Accounting and Financial Disclosure



Not applicable.

                                                        Part III



ITEM 9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

The following are the directors and executive officers of the Corporation and the Bank:


Name and Positions with the                                                  Principal Occupation

Corporation and the Bank                        Age                        During the Past 5 Years
===========================================  ========= ================================================================
Deborah A. Meekins,                             44     President and Chief Executive Officer of the Bank since February
President & Chief Executive Officer and                1991.
Director of the Bank

Clement C. Carinalli                            51     Retired CPA, local businessman, rancher and real estate investor.
Director of the Corporation and the Bank
                                                       Certified Public Accountant and local businessman; major
Patrick R. Gallaher                             51     shareholder in Oakmont Developers, a Santa Rosa development
Chief Accounting Officer of the Corporation            company.
and Director of the Corporation and the Bank

William P. Gallaher,                            46     Real Estate developer and investor; President of Oakmont
Director of the Corporation and the Bank               Developers; President of Gallaher Construction Company.

William E. Geary,                               68     Senior Partner in Geary, Shea & O'Donnell, a Santa Rosa law firm.
Director of the Corporation and the Bank

Dennis R. Hunter,                               54     Real estate investor and developer in Santa Rosa; principal in
Chairman of the Board of the Corporation and           Investment Development Fund, a venture capital fund.
Vice Chairman of the Board of the Bank

James B. Keegan, Jr.,                           48     Partner in Keegan & Coppin Company, a Santa Rosa real estate
President & Director of the Corporation and            brokerage and development firm, since 1976.
Chairman of the Board of the Bank

Robert V. "Buzz" Pauley,                        52     Owner of Pauley Exports, Ltd., an exporter of California food and
Secretary/Treasurer of the Corporation and             beverage products to the Pacific Rim; commercial properties
Director of the Bank                                   manager;  trader of  futures options contrats in Chicago  and other international market exchanges

David F. Titus,                                 44     Executive Vice President & Senior Loan Officer of the Bank since
Executive Vice President and Senior Loan               January, 1995.  Senior Vice President & Senior Loan Officer of the
Officer of the Bank                                    Bank from August 1991 to January, 1995.
Officer of the Bank

JoAnn Barton,                                   43     Senior Vice President and Senior Operations Administrator of the
Senior Vice President & Senior Operations              Bank since March 1992; from November 1985 Vice President and
Officer of the Bank                                    Senior Operations Administrator of the Bank.

Jane M. Baker                                   50     Senior Vice President and Chief Financial Officer of the Bank since
Senior Vice Presient &                                 August 1995; Vice President and Chief Financial Officer of the
Chief Financial Officer of the Bank                    Bank since August 1992; from 1990 to 1992; from 1990 to 1992,
                                                       Controller of Redwood Bank.



Each of the directors of the Corporation has served as a director since the initial organization of the Corporation in 1982, except for Patrick R. Gallaher who was elected on May 19, 1992, William P. Gallaher who was elected on June 21, 1994 and Clement C. Carinalli who was reappointed in May 1996. William P. Gallaher and Patrick R. Gallaher are brothers.

William E. Geary, Dennis R. Hunter, James B. Keegan, Jr. and Robert V. Pauley have served as directors of the Bank since the initial organization of the Bank. Clement C. Carinalli was reappointed to the Bank board in February 1996. Deborah
A. Meekins was appointed as Bank director in August 1990; William P. Gallaher was appointed in November 1988; and Patrick R. Gallaher was appointed in December 1991. As the sole shareholder of the Bank, the Corporation elects the directors of the Bank.
The Corporations's common stock is not registered pursuant to section 12 of the Exchange Act, therefore Item 405 of Regulation S-B is not applicable.

ITEM 10.

Executive Compensation

The following table sets forth the cash compensation paid to or accrued for the officers of the Bank whose cash compensation exceeded $100,000, for services rendered for periods indicated. The executive officers of the Corporation, including the President, do not receive compensation for their services as such. The President of the Corporation, James B. Keegan, Jr., serves as the Chairman of the Board of the Bank and receives $1,500 per month from the Bank for his services in that capacity. All other executive officers of the Corporation are considered outside directors of the Bank and, as such, they receive directors fees. See, "Compensation of Directors," below.


                                               Summary Compensation Table


       (dollars in thousands)                                                              Long Term
                                                                                         Compensation
                                                        Annual Compensation
                                                                                            Options       All Other
                                                                                                             (1)
Name and  Principal Position            Year           Salary           Bonus           (No. of Shares)
==================================== ===========  ================ ===============    ==============================
Deborah A. Meekins,                         1994              $122             $69                               $24

President and Chief Executive Officer       1995               128              69                                27
and Director of the Bank
                                            1996               133              81                                39
David F. Titus, Executive Vice              1994                83              44               1,157(2)         25
President and Senior Loan Officer of
the Bank                                    1995                91              44                                23

                                            1996                96              54                                34
==================================== ===========  ================ ===============    ==============================



(1) Includes contribution by the Bank for the benefit of the named officer pursuant to the Bank's 401(k) plan and expenses incurred with respect to the Salary Continuation Agreement for the named officer, as described below.

(2) Adjusted for stock dividends issued since date of the option grant, but not the 1997 stock dividend that has been declared but not issued.

Salary Continuation Agreements

During 1993, the Bank entered into deferred compensation agreements with Deborah
A. Meekins, President & Chief Executive Officer, and David F. Titus, Executive Vice President & Senior Loan Officer. Under these agreements, the Bank is obligated to provide for them or their beneficiaries, during a period of 15 years after the employee's death, disability, or retirement, annual benefits ranging from $75,000 to $100,000. Benefits are also provided to the officer if he/she resigns following a change in control or if he/she voluntarily resigns after June 1, 1995. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until their expected retirement dates. The accrued expense is included in Other Liabilities in the financial statements. The Bank is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 1996, the cash surrender value of these policies were $791,000, which is included in other assets.

Stock Option Plan

Neither the Corporation nor the Bank award restricted stock or have long term incentive plans, other than the Corporation's Stock Option Plan. No stock options were granted to officers in 1996 or 1995, since the stock option plan expired on February 26, 1994. Stock options granted under the Stock Option Plan remain outstanding even though the Plan has terminated. None of the listed executive officers exercised any stock options in 1996.


                                            Aggregated Year-End Option Values




                                                                   December 31, 1996
                                        Number of Unexercised Securities        Value of Unexercised Options (2)
                                      Underling Options (No. of Shares)(1)         Exercisable/Unexercisable
               Name                        Exercisable/Unexercisable

Deborah A. Meekins                                 21,464 / 0                            $219,000 / $0
David F. Titus                                      1,157 / 0                              10,000 / 0
===================================  ======================================  ======================================



(1) Adjusted for stock dividends issued since date of the option grant, but not the 1997 stock dividend that has been declared but not issued.

(2) Calculated based on the difference between the fair market value of the stock and the exercise price of the options, as of December 31, 1996.

Compensation of Directors

Outside Directors of the Bank (including directors who serve as executive officers of the Corporation) receive director fees as follows: $1,000 for each monthly board meeting attended, $200 per executive or loan committee meeting attended and $125 per all other committee meetings attended. The Chairman of the Board of the Bank receives a fee of $1,500 per month in addition to the committee fees described above. The Corporation does not pay director's fees at this time, and does not plan to in the near future.

Directors also were eligible to receive options under the Corporation's Stock Option Plan. See "Item 11, Security Ownership of Certain Beneficial Owners and Management." During 1996, 600 options were exercised by directors, realizing a value of approximately $2,000. Outside directors held on December 31, 1996 options for 64,517 shares, which options had an estimated value of $568,000 based on the difference between the fair market value of the stock as of that date and the exercise price of the options.

During 1994, 1995 and 1996, the Corporation entered into deferred compensation agreements with Patrick R. Gallaher, William P. Gallaher, William Geary, and James B. Keegan, Jr. Under each of these agreements, the Corporation is obligated to provide for the director or his beneficiaries, during a period of between 10 to 15 years after the director's death, disability or retirement, annual benefits ranging from $13,000 to $55,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates. The Corporation is beneficiary of life insurance policies that have been purchased as a method of financing the benefits. At December 31, 1996, the cash surrender value of these policies was $974,000, which is included in other assets.

ITEM 11.

Security Ownership of Certain Beneficial Owners and Management

Other than as set forth below, the Corporation knows of no person who is the beneficial owner of more than 5.0% of the Corporation's outstanding shares as of February 28, 1997.

The following sets forth the numbers of shares of common stock beneficially owned by each director of the Corporation and the Bank and by the directors and officers (including vice presidents and above) of the Corporation and the Bank as a group, as of February 28, 1997. The numbers of shares beneficially owned include the numbers of shares which each person has the right to acquire upon exercise of stock options granted pursuant to the Corporation's Stock Option Plan. The percentages of shares owned beneficially are calculated, pursuant to SEC Rule 13d-3(d) (1), based on the number of shares presently outstanding plus the number of shares which the person or group has the right to acquire. The number of shares have not been adjusted for the stock dividend declared in 1997.


                                                        Number of
                                                   SharesBeneficially
                      Name                                Owned                  Pct
==============================================================================================
                             Clement C. Carinalli      59,344(1)                    4.0%
                              Patrick R. Gallaher      67,512(2),(3)                4.6
                              William P. Gallaher      49,335(2),(4)                3.4
                                 William E. Geary      59,058(5)                    4.0
                                 Dennis R. Hunter      54,597(6)                    3.7
                             James B. Keegan, Jr.      46,158(7)                    3.2
                               Deborah A. Meekins      22,042(8)                    1.5
                                 Robert V. Pauley     112,531(9)                    7.7
        All other officers as a group  (8 people)      17,714(10)                   1.2
   Directors and Officers as a group (15 persons)     488,291                      33.3%
==============================================================================================


(1) Including 19,306 shares which Mr. Carinalli has the right to purchase upon exercise of outstanding options.

(2) Including 400 shares held by Gallaher Construction Inc., Pension & Profit Sharing Plan.

(3)  Including 23,731 shares held in Mr. P. Gallaher's IRA.

(4) Including 6,945 shares which Mr. W. Gallaher has the right to purchase upon exercise of outstanding options and 31,715 shares held in Mr. W. Gallaher's IRA.

(5) Including 9,261 shares which Mr. Geary has the right to purchase upon exercise of outstanding options and 28,471 shares held for Geary Shea & O'Donnell, employee pension and profit sharing plan.

(6) Including 10,187 shares which Mr. Hunter has the right to purchase upon exercise of outstanding options and 38,738 shares held in the name of Kathrine Hunter, as to which Mr. Hunter has voting rights.

(7) Including 6,857 shares which Mr. Keegan has the right to purchase upon exercise of outstanding options.

(8) Including 21,464 shares which Ms. Meekins has the right to purchase upon exercise of outstanding options.

(9) Including 9,261 shares which Mr. Pauley has the right to purchase upon exercise of outstanding options.

(10) Including 8,237 shares which officers have the right to purchase upon exercise of outstanding options.

The following are the business addresses of the directors having beneficial ownership of more than 5% of the Corporation's outstanding shares.

     Robert V. Pauley, 120 "D" Street, Santa Rosa, CA 95404

As of February 28, 1997, Mr. James Ratto, P.O. Box 768, Novato, CA 94948, owned 73,516 shares or 5.0% of the total shares outstanding.

ITEM 12.

Certain Relationships and Related Transactions

The Corporation leases the main premises of the Bank from Clement C. Carinalli, a director of the Corporation and the Bank, and Ann Marie Carinalli. The
Corporation subleases the premises to the Bank. During 1996, the building was sold and Mr. and Mrs Carinalli assigned the lease obligation to the new owners. The monthly lease payment was $15,957 per month in 1996. The total rental expenses on this lease for the year ended December 31, 1996 was $187,000.

The Corporation leases the Oakmont Branch premises from Oakmont Investments of which Patrick Gallaher, a director of the Corporation and Bank, is a partner. Monthly payments were $6,300 with annual increases based on increases in the Consumer Price Index commencing in October 1997. The monthly rental for the Oakmont Branch was $6,300 at December 31, 1996. Total rental expense on this lease for years ended December 31, 1996 and 1995 was $106,000 and $104,000.

The Bank has had in the ordinary course of business, and expects to have in the future, banking transactions with its directors, officers and their associates, including transactions with corporations of which such persons are directors, officers or controlling shareholders. The transactions involving loans have been and will be entered into with such persons in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. At December 31, 1996, loans by the Bank to directors, officers and their associates totaled approximately $6,068,000, constituting 3.6% of total loans, 43.2% of the Bank's shareholder's equity and 42.3% of the consolidated shareholders' equity of the Corporation.

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

                     (c) Bylaws of the Corporation, as amended (filed as Exhibit 3.2 to the Corporation's S- 2 Registration Statement, File No. 33-51906 filed September 11,
                          1992 and incorporated herein by this reference).

                    (d) Amendment to the Bylaws of the Corporation and revised Bylaws (filed as Exhibit (3)(d) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1994 and incorporated herein by this reference).

             (10)   (a)    Lease for Bank  Premises  at 801  Fourth  Street,
                           Santa Rosa,  California (filed as Exhibit 10.2 to the
                           Corporation's  S-2  Registration   Statement,   filed
                           September 11, 1992, and incorporated herein by this reference).



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

                    (e)* Amendment No. 2 to Stock Option Plan (filed as Exhibit (10)(f) to the Corporation's
                           Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1991 and incorporated herein by this reference).

                    (f)* Indemnification Agreements between James B. Keegan, Jr. and Northern Empire
                           Bancshares and Sonoma National Bank (filed as Exhibit
                           (10)(h) to the Corporation's
                           Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

                    (g)* Indemnification Agreements between Dennis R. Hunter and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(i) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

                    (h)* Indemnification Agreements between Robert V. Pauley and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(j) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

                    (i)* Indemnification Agreements between William E. Geary and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(k) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

                    (j)* Indemnification Agreements between Patrick R. Gallaher and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(l) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

                    (k)* Indemnification Agreement between William P. Gallaher and Sonoma National Bank (filed as Exhibit (10)(m) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

                    (l)* Indemnification Agreement between Deborah A. Meekins and Sonoma National Bank (filed as Exhibit (10)(p) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

                    (m)* Executive Salary Continuation Agreement between Deborah A. Meekins and Sonoma National Bank (filed as Exhibit (10)(O) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1993 and incorporated herein by this reference).

                    (n)*   Executive Salary Continuation Agreement between David
                           F. Titus and Sonoma  National  Bank (filed as Exhibit
                           (10)(p) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1993 and incorporated herein by this reference).

                    (o) Lease for premises in Lakeside Village Shopping Center, Windsor, California, dated
                           March 1,1993 (filed as Exhibit (10.15) to the Corporation's Amendment No. 1 to
                           Form S-2 Registration Statement, File No. 33-60566, filed May 13, 1993 and incorporated herein by this reference).

                    (p)*   Director's Deferred Compensation Plan between Patrick
                           R. Gallaher and Sonoma National Bank (filed as Exhibit (10)(r) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1994 and incorporated herein by this reference).

                    (q)*   Director's Deferred Compensation Plan between William
                           P. Gallaher and Sonoma National Bank (filed as Exhibit (10)(s) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1994 and incorporated herein by this reference).

                    (r)*   Director's Deferred Compensation Plan between James
                           B. Keegan, Jr. and Sonoma
                           National Bank (filed as Exhibit (10)(t) to the Corporation's Annual Report on Form
                           10-KSB for the Fiscal Year Ended December 31,1994 and incorporated herein by this reference).

                    (s)*   Director's Deferred Compensation Plan between William
                           E. Geary and Sonoma  National  Bank (filed as Exhibit
                           (10)(u) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1994 and incorporated herein by this reference).

                    (t)*   Director's Deferred Compensation Plan between William
                           P. Gallaher and Sonoma National Bank (filed as Exhibit (10)(v) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter Ended June 30,1996 and incorporated herein by this reference).

                    (u) Lease for Bank Premises at 6641 Oakmont Drive, Santa Rosa, California, dated October 1, 1996 (filed as Exhibit (10)(w) to the Corporation's Quarterly Report on

                           Form 10-QSB for the Quarter ended September 30, 1996 and incorporated herein by this reference).

                    (v) Lease for Loan and Administration Offices at 751 and 755 Fourth Street, Santa Rosa, California, dated June 1, 1996 (filed as Exhibit (10)(w) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter ended September 30, 1996 and incorporated herein by this reference).

             *Management contract or compensation plan or arrangement.

             (22) Subsidiaries of the Corporation (filed as Exhibit 22 to Post Effective Amendment No. 5 to the Corporation's S-1 Registration Statement, filed May 29, 1987, File No 2-91196 and incorporated herein by this reference).

             (27)   Financial Data Schedule.

       (b)   Reports on Form 8-K

             Not Applicable

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non Reporting Issuers.

Four copies of the Registrant's 1996 Annual Report to Security Holders will be furnished to the Commission for its information when it is sent to the security holders.

The Registrant's Proxy Materials for the 1997 Shareholders' Meeting have not yet been sent to the Security Holders. Copies of the Proxy materials will be furnished to the Commission for its information when they are sent to the security holders.

                                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Northern Empire Bancshares



By /Dennis Hunter
Dennis R. Hunter,
Chairman of the Board of Directors

Date: March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities on the dates indicated.



Dennis R. Hunter                      Date: March 26, 1997
Chairman of the Board of Directors

James B. Keegan, Jr.                  Date: March 26, 1997
President/Director

Patrick R. Gallaher,                  Date: March 26, 1997
Chief Accounting Officer/Director

Robert V. Pauley,                     Date: March 26, 1997
Secretary and Treasurer/Director

Clement C. Carinalli,                 Date: March 26, 1997
Director

William P. Gallaher,                  Date: March 26, 1997
Director

William E. Geary,                     Date: March 26, 1997
Director