Form 10QSB
period 1997-03-31
NORTHERN EMPIRE BANCSHARES
filed 1997-05-13
CIK 746253

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Title of class: Common Stock, no par value Outstanding shares as of April 30, 1997: 1,538,728
          Transitional Small Business Disclosure Format (check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands)

                                                                           March 31,               December 31,
                                                                              1997                      1996
ASSETS
Cash and equivalents:

Cash and due from banks                                                     $                         $         $11,066
                                                                                       $6,960
Federal funds sold                                                                     22,323                    22,724
                                                                            - ----------------        - ----------------
Total cash and equivalents                                                             29,283                    33,790
Certificates of deposits in other financial institutions                                2,774                     3,368
Investment securities                                                                   8,558                    16,132
Loans receivable, net                                                                 175,815                   165,681
Leasehold improvements and equipment, net                                                 577                       620
Accrued interest receivable and other assets                                            5,165                     5,202
                                                                            - ----------------        - ----------------
Total assets                                                                $         222,172         $         224,793
                                                                            = ================        = ================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                                                    $         206,015         $         209,235
Accrued interest payable and other liabilities                                          1,115                     1,220
                                                                            - ----------------        - ----------------
Total liabilities                                                                     207,130                   210,455
                                                                            - ----------------        - ----------------
Commitments and contingencies (Note 10).
Shareholders' equity:
Preferred stock, no par value;  authorized,  10,000,000  shares;  none issued or outstanding
Common stock, no par value;  authorized,  20,000,000 shares;  shares
issued and outstanding, 1,538,728 in 1997 and 1,534,470 in 1996                         9,706                     9,607
Retained earnings                                                                       5,336                     4,731
                                                                            - ----------------        - ----------------
Total shareholders' equity                                                             15,042                    14,338
                                                                            - ----------------        - ----------------
Total liabilities and shareholders' equity                                  $         222,172         $         224,793
                                                                            = ================        = ================




NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
for the three months ended March 31, 1997 and 1996
(Unaudited)


(dollars in thousands, except per share data)                                      1997                      1996
Interest income:

Loans                                                                       $           4,319         $           3,476
Certificates of deposits in other financial institutions                                   41                        80
Federal funds sold and investment securities                                              352                       280
                                                                            - ----------------        - ----------------
Total interest income                                                                   4,712                     3,836
Interest expense                                                                        2,134                     1,675
                                                                            - ----------------        - ----------------
Net interest income before provision for loan losses                                    2,578                     2,161
Provision for loan losses                                                                 120                        90
                                                                            - ----------------        - ----------------
Net interest income after provision for loan losses                                     2,458                     2,071
                                                                            - ----------------        - ----------------
Other income:
Service charges on deposits                                                               119                       114
Gain on sale of loans                                                                       0                        13
Other                                                                                     155                       144
                                                                            - ----------------        - ----------------
Total other income                                                                        274                       271
                                                                            - ----------------        - ----------------
Other expenses:
Salaries and employee benefits                                                            862                       789
Occupancy                                                                                 166                       179
Equipment                                                                                  83                        76
Outside customer services                                                                  60                        61
Deposit and other insurance                                                                42                        32
Professional fees                                                                          40                        50
Advertising                                                                                73                        60
Other                                                                                     236                       213
                                                                            - ----------------        - ----------------
Total other expenses                                                                    1,562                     1,460
                                                                            - ----------------        - ----------------
Income before income taxes                                                              1,170                       882
Provision for income taxes                                                                496                       381
                                                                            - ----------------        - ----------------
Net income                                                                  $             674         $             501
                                                                            = ================        = ================
Common stock earnings per share                                             $            0.42         $            0.34
                                                                            = ================        = ================
Average common shares outstanding for net income per share calculation              1,599,619                 1,488,409
                                                                            = ================        = ================



NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 1997 and 1996
(Unaudited)


(dollars in thousands)                                                                   1997                  1996
Cash flows from operating activities:

Net income                                                                          $         674          $        501
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
Provision for loan losses                                                                     120                    90
Depreciation, amortization and accretion                                                       73                    40
Net increase in deferred loan fees and discounts                                            (125)                  (38)
Increase in interest receivable and other assets                                            (132)                 (122)
Increase in accrued interest payable and other liabilities                                  (104)                    76
                                                                                    - ------------          ------------
Net cash provided by in operating activities                                                  506                   547
                                                                                    - ------------          ------------
Cash flows from investing activities:
Purchase of investment securities                                                         (4,426)               (4,959)
Maturities of investment securities                                                        12,000                10,000
Net decrease in deposits in other financial institutions                                      594                 (207)
Net decrease (increase) in loans receivable                                               (9,959)               (3,155)
Purchase of leasehold improvements and equipment, net                                        (30)                  (99)
                                                                                    - ------------          ------------
Net cash used in investing activities                                                     (1,821)                 1,580
                                                                                    - ------------          ------------
Cash flows from financing activities:
Net increase in deposits                                                                  (3,220)                 6,147
Stock options exercised                                                                        28                     1
                                                                                    - ------------          ------------
Net cash provided by financing activities                                                 (3,192)                 6,148
                                                                                    - ------------          ------------
Net increase (decrease) in cash and cash equivalents                                      (4,507)                 8,275
Cash and cash equivalents at beginning of year                                             33,790                16,288
                                                                                    - ------------          ------------
Cash and cash equivalents at end of year                                            $      29,283          $     24,563
                                                                                    = ============          ============
Other cash flow information:
Interest paid                                                                       $       2,130          $      1,714
                                                                                    = ============          ============
Income taxes paid                                                                   $         250          $        190
                                                                                    = ============          ============
Additions to Other Real Estate Owned                                                $          90          $         77

                                                                                    = ============          ============


 Northern Empire Bancshares and Subsidiary
 Notes to Consolidated Financial Statements
March 31, 1997


 Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at March 31, 1997 and the results of operations for the three months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1996 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results through December 31, 1997.

Note 2 - Net Income per Common and Common Equivalent Share Net income per common and common equivalent share is calculated by using the weighted average number of common shares outstanding, adjusted for stock dividends, during the period.

Note 3 - New and Pending Accounting Standards

See the Corporation's 1996 Annual Report on Form 10-KSB for a discussion of new and pending accounting standards.

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

Total consolidated assets equaled $222,172,000 at March 31, 1997 compared to $224,793,000 at December 31, 1996. At year end, the Bank's assets were increased by a temporary deposit of $16 million. The majority of this deposit was withdrawn by January 31, 1997. At December 31, 1996, those funds were invested in liquid assets (Fed Funds and short term investments). Without this large deposit the Bank would have grown $13.4 million during the first quarter. Net loans, including loans held for sale and bankers acceptances, increased $10.1 million. Investments declined $7.6 million and cash and equivalents decreased $4.5 million during the first quarter.

Net Interest Income

The net income after tax for the first three months of 1997 equaled $674,000 compared to $501,000 for the comparable period of 1996, an increase of 35%. The higher profit resulted from increases in net interest income due to loan growth (a larger volume of high yielding earning assets) while controlling the Bank's operating costs.

Net interest income of $2,578,000 for the first quarter of 1997 increased 24% from $2,161,000 for the comparable period last year. This increase in net interest income resulted from volume increases of $45.1 million in average earning assets for the current quarter compared to the first quarter of 1996. $42.1 million of that increase was in average loans outstanding which have the highest yields. Average interest bearing deposits for the first quarter increased $39.4 million over the same period last year.

The net interest margin equaled 5.09% during the first quarter of 1997 compared to an average margin during 1996 of 5.30%. The yield on average loans equaled 9.98% in the first quarter compared to 10.14% during 1996, while the Bank's cost of funds was unchanged at 4.96%. The yield on loans has been negatively impacted by a 50 basis point charge applied to the guaranteed portion of Small Business Administration (SBA) loans booked since October 1995. Since the guaranteed portion of SBA loans subject to this fee has increased from $22 million at March 31, 1996 to $36 million as of March 31, 1997, it continues to have a larger impact on interest income. The mix of loans also impacts the overall yield on loans. During the first quarter of 1997, there was significant growth in real estate loans, which have a lower yield than other types of loans. In addition, the Bank invested excess liquidity in Bankers Acceptances which had an average yield of 5.43% during the first quarter of 1997. Bankers Acceptances are classified as loans; and therefore, affect the yield calculation. There were no Banker Acceptances held during the first quarter of 1996.

Net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans to deposits declined from an average of 87.9% in 1996 to 86.5% during the first quarter of 1997.

The Bank is considered asset sensitive and benefits from rate increases since more of its assets reprice at a faster rate than deposits. The Prime lending rate was 8.25% until March 26,1997 when it increased to 8.5% which has a positive impact on interest margin. Of the Bank's loan portfolio totaling $177.8 million at March 31, 1997, $121.8 million or 68.5% of the loans are adjustable rate loans which have not reached a floor or ceiling rate. Approximately $88.9 million are prime-based loans, of which $21.5 million reprice immediately and $64.3 million reprice on a quarterly basis. Approximately $30.1 million of the Bank's loan portfolio is periodically adjustable (generally every six months) based upon the Eleventh District's cost of funds index. This index was 4.98% in March 1996 and equaled 4.76% in March 1997.

Interest expense increased from $1,675,000 in the first quarter of 1996 to $2,134,000 in 1997. The major factor was the increase of $39.1 million in average interest bearing deposits when comparing the first quarter of 1996 to 1997. The average cost of interest bearing deposits was unchanged at 4.96% for both periods.

Other Income

Other income is derived primarily from service charges on deposit accounts, discount brokerage income, earnings on life insurance, SBA loan servicing, SBA loan sales and sales of other real estate owned. Other income increased to $274,000 from $271,000 when comparing the first quarter of 1997 to the same period last year.

Service charges during the quarter increased to $119,000 from $114,000 during the first quarter last year. This increase results primarily from growth in transactions and analysis deposit customers.

There were no sales of SBA loans during the first quarter of 1997, compared to sales of $132,000 resulting in a gain of $13,000 during the first quarter last year. The Bank has recently retained the guaranteed portion of SBA loans to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and the anticipates loans and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. There is an established market for SBA guaranteed loans which the Bank can access to sell qualifying SBA guaranteed loans.

SBA servicing fees, which totaled $93,000 during the quarter, declined from $100,000 for the same period of 1996. Higher than expected SBA loan payoffs had a negative impact on servicing fees, since the unamortized portion of the excess servicing fees recorded when a loan is sold must be reversed against current servicing income. In addition, the pool of loans serviced, on which the Bank receives a servicing fee, approximated the balance during the first quarter of last year.

In 1997, the Bank sold a commercial building which had been recorded as other real estate owned (OREO) realizing a gain of $15,000. There were no sales of OREO in the first quarter of 1996.

Non-Interest Expenses

Deposits and loans have grown 33% and 28% respectively from March 31, 1996 to March 31, 1997; however, the Bank has controlled the growth of non-interest expenses to 7% during this period of time. The Bank's largest expense category is salaries and benefits. There was an increased of 9% in this category due to annual salary increases, three staff additions and increased benefit costs.

Occupancy expenses decreased 7%, which resulted from reduced rent due to the renegotiation of the Oakmont branch lease and the reduced level of repairs and maintenance on Bank premises. Equipment costs increased to $83,000 over $76,000 for the comparable quarter last year. This increase was due to additional computer equipment and associated maintenance.

Deposit and other insurance of $42,000 increased $10,000 over the first quarter of last year. Regulatory assessments and FDIC insurance cost grew $6,000 due the new Financing Corporation (FICO) assessment which became effective January 1, 1997. The FDIC charged the minimum fee of $500 during the first quarter of 1997. There is no assurance that the current FDIC assessment will continue at such a low level. The cost of other insurance increased due to growth and additions to the Bank's insurance coverage which resulted in higher premiums.

Advertising and business development costs increased to $73,000 up from $60,000 the first quarter of 1996. Professional fees declined by $10,000 from the first quarter of 1996 to $40,000. Both of these expense categories vary significantly based on activity throughout the year. Other expenses, which includes stationery & supplies, telephone, postage, loan expenses, director fees, dues and subscriptions and automobile costs, increased due to Bank growth.

Total non-interest expenses for the SBA lending department for the first quarter was approximately $266,000 ($135,000 in personnel costs, $35,000 in occupancy and equipment expenses, $17,000 in marketing/business development) compared to $273,000 for the first quarter of 1996. Since March 31, 1996, the SBA loan portfolio (serviced portion and Bank's portion) has increased 24% to $117 million, of which $43 million has been sold and is being serviced.

Income Taxes

The effective tax rate of 42% for the first quarter of 1997 approximated last year's rate. The provision for the first quarter of 1996 was $496,000 versus $381,000 for the same period last year. The increase resulted from the increase in pre-tax income during the comparable quarters.

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

Cash and due from banks, federal funds sold and certificates of deposit totaled $32.1 million or 14.4% of total assets at March 31, 1997, compared to $37.2 million or 16.5% of total assets at December 31, 1996. Liquid assets were higher than normal at year end due to a large deposit which was received at the end of the year.

The Bank has several ways of providing additional liquidity. Special deposit campaigns, which offer slightly higher than market rates, have been successful in attracting new deposits to the Bank. The Bank also has the option of selling SBA guaranteed loans. As of March 31, 1997, the Bank held $33.5 million in SBA guaranteed loans which could be sold if liquidity was needed.

At March 31, 1997, the Bank had unused federal funds lines of credit totaling $9,000,000. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At March 31, 1997, the Corporation had non-interest and interest bearing cash balances of $225,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the first quarter of 1997, deposits decreased 2% to $206 million. Deposits at 1996 year end included a large deposit of $16 million which was on deposit for approximately 30 days in money market rate accounts. Deposits would have grown approximately 7% if the Bank's deposits had not included this short term deposit at year end.

Money market rate deposits, excluding the large deposit, grew from $55.1 million at year end to $62.5 million at the end of the quarter. This is a limited transaction account with a floating rate which is tied to the 13 week treasury bill less a margin of 50 basis points. The rate offered on this account has been very attractive and many of the Bank's customers have held their funds in this deposit product rather than locking a specific maturity. New customers continue to find this deposit account attractive due to the immediate availability of the funds versus a time certificate bearing a future maturity.

Certificates of deposits increased from $94 million at December 31, 1996 to $103 million as of March 31, 1997. During the first quarter, the Bank offered an attractive rate on a nine month certificate, which accounts for the majority of the growth in time deposits.

As of March 31, 1997, non-interest bearing deposits equaled $23.5 million compared to $28.6 million at December 31, 1996 and $24.3 million on March 31, 1996. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by title companies. This type of deposit account has greater balance fluctuations than other types of deposits based upon their business activity; however, they carry average balances of between $2 and $3 million.

The low interest rate environment over the past few years and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during a period of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $175.8 million compared to $165.7 million at December 31, 1996. Included in loans, at the end of the first quarter, is $6 million in Bankers Acceptances (BA) while the Bank did not have an investment in BAs at year end. The Bank places its excess liquidity in BAs only when their yields exceed Fed Funds rates. BAs have short maturities and are viewed as a short term investment by the Bank; however, they are classified as loans for accounting purposes and by Bank regulators. Excluding the BAs net loans increased $4.2 million in the first quarter of 1997. During that time, the Bank experienced a higher volume of loan payoff which offset a portion of the growth in the loan portfolio.

The SBA department  continued to experience strong loan demand,  especially in the Arizona market, with SBA loans growing $5.2 million during the first quarter. During the first quarter of 1996, the Bank experienced higher than expected SBA loan payoffs. Many of the additional loan payoffs were of loans to borrowers in Arizona, where property values have been increasing enabling borrowers to refinance for additional loan proceeds. In California, the Bank is competing with bank and non-bank lenders in a mature market. An improving California economy may increase local SBA production. The majority of the Bank's SBA loans are secured by real estate; however, are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the program could affect profitability and future SBA loan growth. SBA loans available for sale increased 18% from $28.3 million to $33.5 million during the first quarter of 1996.

The Bank continues to emphasize commercial and real estate lending. At March 31, 1997, 51.5% of the loans held for investment were commercial loans and 47.6% were real estate and construction loans, compared to 50.1% and 46.6% respectively at December 31, 1996. The Bank has increased the commercial and commercial real estate portfolio through its reputation, in Sonoma and Marin Counties, as an experienced business and real estate lender which facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan to value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

The Bank has a small portfolio of consumer loans and real estate construction loans which equaled 0.9% of the total loan portfolio at March 31, 1997 and 1.2% at March 31, 1996. The Bank offers residential mortgage services on a limited basis.

Allowance for Loan Losses

The allowance for loan losses equaled $1,989,000 at March 31, 1997, compared to $1,767,000 at December 31, 1996. At March 31, 1997, the allowance for loan losses equaled 1.5% of loans (net of loans available for sale and bankers acceptances) compared to 1.5% at December 31, 1996. The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At March 31, 1997, there were three loans on non-accrual totaling $130,000 with all nonaccrual loans collateralized by real estate and $106,000 was guaranteed by the SBA. There was one loan for $290,000 past due 90 days or more and still accruing interest which was secured by real estate and guaranteed by the SBA. Loans past due 30 to 89 days totaled $1,017,000 of which $973,00 was secured by real estate. On December 31, 1996, the Bank had $438,000 in non-accrual loans, and there were no loans past due 90 or more days and still accruing interest.

During the first quarter of 1997, the Bank charged off unsecured loans to one borrower which totaled $173,000 and has subsequently received a $30,000 recovery on that charge off. The Bank had reserved for this potential charge off during 1996. The Bank has had very low charge off experience and continues to have a low charge off rate compared to industry standards.

Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At March 31, 1997, the Bank was considered " well capitalized." The Bank's total risk-based capital ratio was 10.57%.

The Corporation declared a 5% stock dividend during the first quarter of 1996 with a record date of March 31, 1997. The financial statements have been adjusted to include the impact of this dividend. In May 1996, the Corporation declared a 5% stock dividend to shareholders of record on June 14, 1996.

SCHEDULES



LOANS HELD FOR INVESTMENT

                                       March 31,             December 31,
                                        1997                    1996
Type of Loan
(in thousands)

           Commercial                 $92,466                $84,969
Real Estate Construction                2,125                  1,533
    Real Estate Other                  83,377                 81,008
Installment Loans to Individuals        1,715                  2,218


                TOTAL                $179,683               $169,728





ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                           Quarter Ended
                                                           March 31, 1997

     Balance - Beginning of Period                         $2,042,000
         Provision for Loan Losses                            120,000
         Charge Offs                                          173,000
         Recoveries                                                 0
     Balance - End of the Period                           $1,989,000


There were three loans on non-accrual at March 31, 1997, amounting to $130,000, of which $130,000 were secured by real estate collateral, and $106,000 was guaranteed by the U.S. Government.

                                  GAP ANALYSIS

The following schedule represents interest rate sensitivity profile as of March 31, 1997 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.



                                                               Over 3     Over 1 year     Non-rate
              Balance Sheet                   Through 3        months      through 5    Sensitive or      Total
              (in thousands)                    months        through        years      Over 5 years
                                                               1 year


Assets
Time Deposits-other financial institutions          $2,279          $495                                      $2,774
                            Fed funds sold          22,323                                                    22,323
                     Investment securities           4,003         1,950                      $2,605           8,558
                  Loans (net of discounts)          95,859        35,928       $12,126        33,891         177,804
               Non-interest-earning assets                                                    10,713          10,713
        (net of allowance for loan losses)
                                            =============== ------------- ============= ------------- ===============
                                                  $124,464       $38,373       $12,126       $47,209        $222,172
                                            =============== ------------- ============= ------------- ===============
    Liabilities & Shareholders Equity
           Time Deposits $100,000 and over         $11,759       $15,219        $3,565                       $30,543
       All other interest-bearing deposits          98,045        42,470        11,484            $5         152,004
             Non-interest bearing deposits                                                    23,468          23,468
  Other Liabilities & Shareholders' Equity                                                    16,157          16,157
                                            =============== ------------- ============= ------------- ===============

                                                  $109,804       $57,689       $15,049       $39,630        $222,172
                                            =============== ------------- ============= ------------- ===============
             Interest Rate Sensitivity (1)         $14,660     $(19,316)      $(2,923)        $7,579
      Cumulative Interest Rate Sensitivity         $14,660      $(4,656)      $(7,579)             0
=========================================== =============== ------------- ============= ------------- ===============

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On February 19, 1997 a 5% stock dividend was declared to shareholders of record on March 31, 1997. The stock was distributed on April 15, 1997.

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

Date:  May 13, 1997


/s/James B. Keegan, Jr.                    /s/Patrick R. Gallaher
James B. Keegan, Jr.                        Patrick R. Gallaher
Director & President                        Director & Chief Accounting Officer