Form 10QSB
period 1997-06-30
NORTHERN EMPIRE BANCSHARES
filed 1997-08-14
CIK 746253

FORM 10-QSB


                                            SECURITIES AND EXCHANGE COMMISSION

                                                  Washington, D.C.  20549


                  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                              SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended June 30, 1997

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

Title of class: Common Stock, no par value Outstanding shares as of July 31, 1997: 1,553,069
Transitional Small Business Disclosure Format (check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands)

                                                                    June 30,            December 31,
                                                                       1997                   1996
ASSETS
Cash and equivalents:

     Cash and due from banks                                     $    9,352            $     11,066
     Federal funds sold                                               2,486                  22,724
                                                                 -----------------     ------------------
         Total cash and equivalents                                  11,838                  33,790
Certificates of deposits in other financial institutions                495                   3,368
Investment securities                                                16,819                  16,132
Loans receivable, net                                               189,772                 165,681
Leasehold improvements and equipment, net                               607                     620
Accrued interest receivable and other assets                          4,764                   5,202
                                                                  -----------------    ------------------
             Total assets                                        $  224,295            $    224,793
                                                                  =================    ==================


                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits                                                    $  207,550            $    209,235
     Accrued interest payable and other liabilities                     777                   1,220
                                                                 ------------------    -------------------
         Total liabilities                                          208,327                 210,455
                                                                 ------------------    --------------------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value; authorized, 10,000,000 shares;
  none issued or outstanding
  Common stock, no par value; authorized, 20,000,000 shares;
  shares issued and outstanding,
  1,550,239 in 1997 and 1,534,470 in 1996                            9,754                   9,676
  Unrealized gain on available for sale securities                       8                       0
  Retained earnings                                                  6,206                   4,662
                                                                 ------------------    --------------------
  Total shareholders' equity                                        15,968                  14,338
                                                                 ------------------    --------------------
  Total liabilities and shareholders' equity                     $ 224,295             $    224,793
                                                                 ==================    ====================

See Notes to Consolidated Financial Statements



NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
for the three and six months ended June 30, 1997 and 1996
(Unaudited)

                                                                    Three Months Ended            Six Months Ended
                                                                         June 30,                 June 30,
(dollars in thousands, except per share data)                          1997         1996            1997      1996
Interest income:

     Loans                                                          $  4,668    $  3,550         $  8,987     $ 7,026
     Certificates of deposits in other financial institutions             27          80               68         159
     Federal funds sold and investment securities                        319         248              671         528
                                                                  ------------- ------------    ------------ ------------
         Total interest income                                         5,014       3,878            9,726       7,713
Interest expense                                                       2,237       1,673            4,371       3,348
                                                                  ------------- ------------    ------------ ------------
         Net interest income before provision for loan losses          2,777       2,205            5,355       4,365
Provision for loan losses                                                120          90              240         180
                                                                  -------------  ------------   ------------  ------------
         Net interest income after provision for loan losses           2,657       2,115            5,115       4,185
                                                                  -------------  ------------   ------------  ------------
Other income:
     Service charges on deposits                                          91          87              180         174
     Gain on sale of loans                                               130         253              130         267
     Other                                                               203         176              388         347
                                                                  -------------  ------------    ------------ ------------
         Total other income                                              424         516              698         788
                                                                  -------------  ------------    ------------ ------------
Other expenses:
     Salaries and employee benefits                                      879         850            1,741       1,639
     Occupancy                                                           178         174              344         353
     Equipment                                                            84          78              167         154
     Outside customer services                                            63          66              123         127
     Deposit and other insurance                                          44          38               86          70
     Professional fees                                                    38          58               78         108
     Advertising                                                         101          99              174         159
     Other                                                               261         266              497         479
                                                                 -------------   ------------     ------------ ------------
         Total other expenses                                          1,648       1,629            3,210       3,089
                                                                 -------------   ------------     ------------ ------------
             Income before income taxes                                1,433       1,002            2,603       1,884
Provision for income taxes                                               560         424            1,056         805
                                                                 -------------   ------------      ------------ ------------
             Net income                                            $     873    $    578        $   1,547      $1,079
                                                                 =============   ============    ============  ============
Common stock earnings per share                                    $    0.55    $   0.37        $    0.97      $ 0.69
                                                                 =============  ============     ============  ============
Average common shares outstanding for net income per share          1,600,525    1,574,333        1,599,808     1,573,668
calculation


See notes to Consolidated Financial Statements



NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 1997 and 1996
(Unaudited)

(dollars in thousands)                                                                           1997                       1996
Cash flows from operating activities:

Net income                                                                            $         1,547              $       1,079
Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses and OREO losses                                                240                        210
         Depreciation, amortization and accretion                                                 150                        142
         Net increase (decrease) in deferred loan fees and discounts                             (112)                        30
         Decrease (increase) in interest receivable and other assets                              438                       (331)
         Increase (decrease) in accrued interest payable and other liabilities                   (443)                      (103)
                                                                                        ---------------             --------------
             Net cash provided by in operating activities                                       1,820                      1,027
                                                                                        ---------------             --------------
Cash flows from investing activities:
     Purchase of investment securities                                                        (18,375)                   (12,035)
     Maturities of investment securities                                                       17,696                     15,000
     Net decrease in deposits in other financial institutions                                   2,873                       (110)
     Net decrease (increase) in loans receivable                                              (24,219)                   (10,844)
     Purchase of leasehold improvements and equipment, net                                       (137)                      (114)
                                                                                       ---------------              --------------
             Net cash used in investing activities                                           (22,162)                     (8,103)
                                                                                       ---------------              --------------
Cash flows from financing activities:
     Net increase (decrease) in deposits                                                      (1,685)                      5,382
     Payment of cash dividends                                                                    (2)                          -
     Stock options exercised                                                                      77                          56
                                                                                       ---------------              --------------
             Net cash provided by financing activities                                        (1,610)                      5,438
                                                                                       ---------------              --------------
             Net increase (decrease) in cash and cash equivalents                            (21,952)                     (1,638)
Cash and cash equivalents at beginning of year                                                33,790                      16,288
                                                                                       ---------------              --------------
Cash and cash equivalents at end of year                                              $       11,838           $          14,650
                                                                                       ===============             ==============
Cash Flows- Suppliemental Disclosures:
  Cash paid during the period for:
     Interest on deposits and borrowings                                              $        4,389           $           3,396
                                                                                       ===============             ==============
     Income taxes                                                                     $          944           $             657
                                                                                       ===============             ==============
 Non-cash transactions:
     Additions to Other Real Estate Owned                                             $           97           $             97
                                                                                       ===============             ==============

See notes to Consolidated Financial Statements

Northern Empire Bancshares and Subsidiary
Notes to Consolidated Financial Statements
June 30, 1997

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares (the "Corporation") and Subsidiary at June 30, 1997 and the results of operations for the three and six months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1996 Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results through December 31, 1997.

Note 2 - Net Income per Common and Common Equivalent Share

Net income per common and common equivalent share, adjusted for stock dividends, is calculated by using the weighted average number of common shares outstanding during the period.

Note 3 - New and Pending Accounting Standards

Effective January 1, 1997, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 provides guidance for distinguishing transfers of financial assets that are "sales" from transfers that are "secured borrowings." This Statement supersedes or amends numerous existing guidelines and earlier adoptions was not permitted.

Under SFAS No. 125, a transfer of financial assets in which control is surrendered over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, any servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. For each servicing contract in existence before January 1, 1997, previously recognized servicing rights and excess servicing receivables that do not exceed contractually specified servicing are required to be combined, net of any previously recognized servicing obligations under that contract, as a servicing asset or liability. Previously recognized servicing receivables that exceed contractually specified servicing fees are required to be reclassified as interest-only strips receivable.

The Statement also requires an assessment of interest-only strips, loans, other receivables or retained interests in securitizations. If these assets can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its recorded investment, the asset will be measured like available-for-sale securities or trading securities, under SFAS No.115.

The adoption of SFAS No. 125 did not have a material affect on the Corporation's financial statements.

In February 1997, the FASB issued SFAS No. 128, "Earning per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Management does not believe that the application of this statement will have a material impact on the Corporation's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Northern Empire Bancshares is the bank holding company of Sonoma National Bank (the "Bank"). Since the principal business of the Corporation is the Bank, the following discussion pertains mainly to the Bank.

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

Total consolidated assets equaled $224,295,000 at June 30, 1997 compared to $224,793,000 at December 31, 1996. At year end, the Bank's assets had temporarily increased by a large short-term deposit of $16 million which were invested in liquid assets (Fed Funds and short-term investments). The majority of this deposit was withdrawn by January 31, 1997. Without this large deposit the Bank would have grown $15.5 million since year end, with $2.1 million occurring during the second quarter. Net loans, including loans held for sale and bankers acceptances, increased $24.1 million since year end with $14 million occurring in the second quarter. The loan growth was funded by new deposits, after adjusting for the temporary deposit at year end, and from liquid assets.

Net income for the first six months of 1997 equaled $1,547,000 compared to $1,079,000 for the comparable period last year, an increase of 43%. The second quarter's net income after tax of $873,000 increased 51% over the second quarter of 1996 when net income equaled $578,000. The higher profit resulted from increases in net interest income due to loan growth (a larger volume of high yielding earning assets) while controlling the Bank's operating costs.

Net Interest Income

Net interest income of $2,777,000 for the second quarter of 1997 increased 26% from $2,205,000 for the comparable period last year. This increase in net interest income resulted from volume increases of $48.9 million in average earning assets for the second quarter of 1997 compared to the second quarter of 1996. $47.8 million of that increase was in average loans outstanding, which have the highest yields of interest earning assets. Average interest bearing deposits for the second quarter increased $44.4 million over the same period last year.

The net interest margin equaled 5.21% during the second quarter of 1997 compared to an average margin during 1996 of 5.30%. The yield on average loans equaled 9.93% in the second quarter compared to 10.14% during 1996, while the Bank's cost of funds was 4.97% compared to 4.96% during 1996. The yield on loans has been negatively impacted by a 50 basis point charge applied to the guaranteed portion of Small Business Administration (SBA) loans booked since October 1995. Since the guaranteed portion of SBA loans subject to this fee has increased from $16.4 million at June 30, 1996 to $43.6 million as of June 30, 1997, it continues to have a larger impact on interest income. The mix of loans also impacts the overall yield on loans. During the second quarter of 1997, there was significant growth in real estate loans, which have a lower yield than other types of loans. In addition, the Bank invested excess liquidity in Bankers Acceptances which had an average yield of 5.64% during the second quarter of 1997. Bankers Acceptances are classified as loans; and therefore, affect the yield calculation. There were no Banker Acceptances held during the second quarter of 1996.

Net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans to deposits increased from an average of 87.9% in 1996 to 90.0% for the year to date and 91.4% during the second quarter of 1997. The Bank has been experiencing a higher loan-to-deposit ratio than in the past which has a positive impact on profits.

The Bank is considered asset sensitive and benefits from rate increases, since its assets reprice at a faster rate than deposits. The Prime lending rate increased on March 26,1997 from 8.25% to 8.5% which has a positive impact on the Bank's interest margin. Of the Bank's loan portfolio totaling $193.8 million at June 30, 1997, $ 127.8 million or 65.9% of the loans are adjustable rate loans which have not reached a floor or ceiling rate. Approximately $94.9 million are prime-based loans, of which $22.0 million reprice immediately and $68.9 million reprice on a quarterly basis. Approximately $31.2 million of the Bank's loan portfolio is periodically adjustable (generally every six months) based upon the Eleventh District's cost of funds index. This index was 4.82% in June 1996 and equaled 4.86% in June 1997.

Interest expense increased from $1,673,000 in the second quarter of 1996 to $2,237,000 in 1997. The major factor was the increase of $44.4 million in average interest bearing deposits when comparing the second quarter of 1996 to 1997. The average cost of interest bearing deposits was 4.97% during the second quarter of 1997 compared to 4.92% in the second quarter of 1996.

Other Income

Other income is derived primarily from service charges on deposit accounts, discount brokerage income, earnings on life insurance, SBA loan servicing, SBA loan sales and sales of other real estate owned. Other income decreased to $424,000 from $516,000 when comparing the second quarter of 1997 to the same period last year. This decline resulted from fewer SBA loan sales occurring in 1997 compared to the second quarter of 1996.

Service charges during the quarter increased to $91,000 from $87,000 during the second quarter last year. This increase results primarily from growth in transaction accounts and deposit customers on analysis.

There were $1,454,000 in sales of SBA loans during the second quarter of 1997, compared to sales of $2,540,000 for the second quarter of 1996. These sales resulted in gains of $130,000 during the second quarter of 1997 compared to $253,000 for the same period last year. The Bank has been retaining the majority of the guaranteed portion of SBA loans to realize the interest yield, rather than selling the guaranteed portion for a one time gain and then servicing the loan for a fee. Management considers the Bank's liquidity needs and the estimated loans and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. There is an established market for SBA guaranteed loans which the Bank can access to sell qualifying SBA guaranteed loans.

SBA servicing fees, which totaled $103,000 during the quarter, increasing from $65,000 for the same period of 1996. The pool of loans serviced, on which the Bank receives a servicing fee, equaled $38.9 million.
Service fee income has been averaging $35,000 per month during 1997.

In 1997, the Bank owned six properties which were recorded as other real estate owned (OREO). During 1997, the Bank has sold four of these properties realizing book gains totaling $23,000. While the Bank recorded gains on these sales, there were cost associated with perfecting title to these properties which were included in loan expenses in accordance with generally accepted accounting procedures. There were no sales of OREO in the first half of 1996.

Non-Interest Expenses

Deposits and loans have grown 30% and 35% respectively from June 30, 1996 to June 30, 1997; however, the Bank has controlled the growth of non-interest expenses to 1.2% when comparing the second quarter of 1997 to the second quarter of 1996. The Bank's largest expense category is salaries and benefits. This category increased 3.4% due to annual salary increases and four staff additions since June 30, 1996.

Occupancy expenses increased 2.2%, which resulted from rent adjustment and increasing cost of building maintenance. Equipment costs increased to $84,000 over $78,000 for the comparable quarter last year. This increase was due to additional computer equipment and associated maintenance.

Deposit and other insurance of $44,000 increased $6,000 over the second quarter of last year. Regulatory assessments and FDIC insurance cost grew $9,000 due to the new Financing Corporation (FICO) assessment which became effective January 1, 1997 and the increase in total assets which is the basis of the Office of the Comptroller of the Currency's assessment. The FDIC charged the minimum fee of $500 during the second quarter of 1997. There is no assurance that the current FDIC assessment will continue at such a low level.

Advertising and business development costs increased to $101,000 up from $99,000 the second quarter of 1996. Professional fees declined by $20,000 from the second quarter of 1996 to $38,000. Both of these expense categories vary significantly based on activity throughout the year. Other expenses, which includes stationery & supplies, telephone, postage, loan expenses, director fees, dues and subscriptions and automobile costs, approximated the second quarter of 1996's expense level.

Total non-interest expenses for the SBA lending department for the second quarter was approximately $380,000 ($221,000 in personnel costs, $43,000 in occupancy and equipment expenses, $30,000 in marketing/business development) compared to $384,000 for the second quarter of 1996. Since June 30, 1996, the SBA loan portfolio (serviced portion and Bank's portion) has increased 23.9% to $120.9 million, of which $38.9 million has been sold and is being serviced.

Income Taxes

The effective tax rate was 39.1% for the second quarter of 1997. The provision for the second quarter of 1996 was $560,000 versus $424,000 for the same period last year. The increase resulted from the increase in pre-tax income during the comparable quarters.

Liquidity and Investment Portfolio

Liquidity is a bank's ability to meet possible deposit withdrawals, to meet loan commitments and increased loan demand, and to take advantage of other investment opportunities as they arise.

Cash and due from banks, federal funds sold and certificates of deposit totaled $12.3 million or 5.5% of total assets at June 30, 1997, compared to $37.2 million or 16.5% of total assets at December 31, 1996. Liquid assets were higher than normal at year end due to a large short-term deposit which was received at the end of the year.

The Bank has several ways of providing additional liquidity. Special deposit campaigns, which offer slightly higher than market rates, continues to attract new deposits to the Bank. The Bank also has the option of selling SBA guaranteed loans to provide liquidity. As of June 30, 1997, the Bank held $38.9 million in SBA guaranteed loans which could be sold if liquidity was needed.

At June 30, 1997, the Bank had unused federal funds lines of credit totaling $9,000,000. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise. The Bank's application to join the Federal Home Loan Bank (FHLB) was approved on July 25, 1997. This will allow the Bank to borrow funds from the FHLB as a source of additional liquidity and to provide a source of lower cost funding for longer term loans.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At June 30, 1997, the Corporation had non-interest and interest bearing cash balances of $71,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the first two quarters of 1997, deposits decreased 0.8% to $207.5 million. Deposits at December 31,1996 included a large deposit of $16 million which was on deposit for approximately 30 days in money market rate accounts. During 1997, deposits would have grown approximately 7.4% if the Bank's deposits had not included this short term deposit at year end.

Money market rate deposits, excluding the large deposit, grew from $55.1 million at year end to $60.4 million at June 30, 1997. This is a limited transaction account which pays a floating rate equal to the 13 week treasury bill less a margin of 50 basis points. The rate offered on this account has been very attractive and many of the Bank's customers have held their funds in this deposit product rather than locking a specific maturity. New customers continue to find this deposit account attractive due to the immediate availability of the funds versus a time certificate bearing a future maturity.

Certificates of deposits increased from $94 million at December 31, 1996 to $105.1 million as of June 30, 1997. The majority of the deposit growth occurred during the first quarter of 1997 when the Bank offered an attractive rate on a nine month certificate. The Bank has been successful in retaining the majority of funds received through certificate campaigns.

As of June 30, 1997, non-interest bearing deposits equaled $26.7 million compared to $28.6 million at December 31, 1996 and $23.6 million on June 30, 1996. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by title companies. This type of deposit account has greater balance fluctuations than other types of deposits based upon their business activity; however, they carry average balances in excess of $3 million.

The low interest rate environment over the past few years and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $189.8 million at June 30, 1997 compared to $165.7 million at December 31, 1996. $2 million in Bankers Acceptances (BA) at June 30, 1997, compared to no investment in BAs at December 31, 1996. The Bank places its excess liquidity in BAs only when their yields exceed Fed Funds rates. BAs have short maturities and are viewed as a short term investment by the Bank; however, they are classified as loans for accounting purposes and by Bank regulators. Excluding the BAs, net loans increased $18 million in the second quarter of 1997.

The SBA department continued to experience strong loan demand, especially in the Arizona market, with SBA loans growing to $82.1 million on June 30, 1997. The Bank has experienced higher than expected SBA loan payoffs. Many of these loan payoffs were by borrowers in Arizona, where property values have been increasing enabling borrowers to refinance for additional loan proceeds. In California, the Bank is competing with bank and non-bank lenders in a mature market. However, the improving California economy has increased local SBA production. The majority of the Bank's SBA loans are secured by real estate; however, these loans are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the
Federal government level. Major changes to the program could affect profitability and future SBA loan growth. SBA loans available for sale increased 87% from $20.7 million to $38.7 million when comparing June 30, 1996 to June 30, 1997.

The Bank continues to emphasize commercial and real estate lending. At June 30, 1997, 49.3% of the loans held for investment were commercial loans and 49.8% were real estate and construction loans, compared to 50.1% and 46.6% respectively at December 31, 1996. The Bank has increased the commercial and commercial real estate portfolio through its reputation, in Sonoma and Marin Counties, as an experienced business and real estate lender that facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan to value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

During the second quarter, the Bank expanded its construction loan programs by promoting residential construction loans primarily in Sonoma and Marin Counties. Additional staff has been added to oversee this area and construction loan commitments and outstanding loan balances have increased from $2.1 million at March 31, 1997 to $4.5 million at June 30, 1997. Construction loans equaled 2.3% of the total loan portfolio at June 30, 1997.

The Bank has a small portfolio of consumer loans and real estate construction loans which equaled 0.8% of the total loan portfolio at June 30, 1997. The Bank offers residential mortgage services on a limited basis.

Allowance for Loan Losses

The allowance for loan losses equaled $2.2 million at June 30, 1997, compared to $2.0 million at December 31, 1996. At June 30, 1997, the allowance for loan losses equaled 1.4% of loans (net of loans available for sale and bankers acceptances) compared to 1.5% at December 31, 1996. The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At June 30, 1997, there were two loans on non-accrual totaling $117,000 with both nonaccrual loans collateralized by real estate and $105,000 was guaranteed by the SBA. There was one loan for $123,000 past due 90 days or more and still accruing interest which was secured by real estate. Loans past due 30 to 89 days totaled $1,290,000 of which $1,219,00 was secured by real estate. On December 31, 1996, the Bank had $438,000 in non-accrual loans, and there were no loans past due 90 or more days and still accruing interest.

During the second quarter of 1997, the Bank charged-off loans totaling $9,000 and received $69,000 in recoveries on previous charge-offs. The Bank has experienced very low credit losses.

Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At June 30, 1997, the Bank was considered "well capitalized." The Bank's total risk-based capital ratio was 10.4%.

The Corporation declared a 5% stock dividend during the first quarter of 1997 with a record date of March 31, 1997. In May 1996, the Corporation declared a 5% stock dividend to shareholders of record on June 14, 1996.

SCHEDULES

LOANS HELD FOR INVESTMENT
(In thousands)

                                                               June 30, 1997             December 31, 1996

Commercial Loans                                                    $ 95,654                      $ 84,969
Real Estate Loans-Construction                                         4,525                         1,533
Real Estate Loans-Other                                               92,039                        81,008
Installment Loans                                                      1,616                         2,218
   Total                                                            $193,834                      $169,728


Of the total loans due in more than one year, $66.0 million were at fixed interest rates or had reached the loan's floor or ceiling rates. $127.8 million were at adjustable interest rates at June 30, 1997. The loan portfolio has no foreign balances.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(In thousands)

                                                               Quarter Ended              Six Months Ended
                                                               June 30, 1997                 June 30, 1997

Balance - Beginning of Period                                         $1,989                        $2,042
Provision for Loan Losses                                                120                           240
Charge Offs                                                                9                           182
Recoveries                                                                69                            69
Balance - End of the Period                                           $2,169                        $2,169

There were two loans on non-accrual at June 30, 1997, amounting to $117,000, of which $117,000 were secured by real estate collateral.

                                                       GAP ANALYSIS

The following schedule represents interest rate sensitivity profile of assets, liabilities and shareholder's equity classified by earliest possible repricing opportunity or maturity date.


                                                   Over           Over        Non-rate
Balance Sheet - June 30, 1997                      3 Months       1 Year      Sensitive
(in thousands)                      Through        through        through     or Over
                                    3 Months       1 Year         5 Years     5 Years          Total
Assets

Time Deposits-other financial

     institutions                  $    396       $     99                                    $    495
Fed funds sold                        2,486                                                      2,486
Investment securities                11,969          2,933        $   777     $  1,140          16,819
Loans and loans held for sale        96,508         41,753         16,389       39,184         193,834
Non-interest-earning assets (net)                                               10,661          10,661


Total Assets                       $111,359       $ 44,785        $17,166     $ 50,985        $224,295


Liabilities & Shareholders Equity

Time Deposits $100,000 and over    $  6,892       $ 18,967        $  2,258                    $ 28,117
All other interest-bearing deposits  91,795         53,914           6,976                     152,685
Non-interest bearing liabilities                                              $ 27,525          27,525
Shareholders' Equity                                                            15,968          15,968
Total Liabilities & Shareholders'
 Equity                            $ 98,687       $ 72,881        $  9,234    $ 43,493        $224,295

Interest Rate Sensitivity GAP (1)  $ 12,672       ($28,096)       $  7,932    $  7,492

Cumulative Int. Rate Sensitivity
GAP                                $ 12,672       ($15,424)       $  7,492    $      0


(1) Interest rate sensitivity gap is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None other than in the ordinary course of business.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Corporation was held on May 20, 1997. The following candiates received the votes indicated.


                                     For        Against       Withheld

Clement C. Carinalli                 988,636       0          4,937
Patrick R. Gallaher                  988,636       0          4,937
William P. Gallaher                  988,636       0          4,937
William E. Geary                     988,636       0          4,937
James B. Keegan, Jr.                 988,636       0          4,937
Dennis R. Hunter                     988,636       0          4,937
Robert V. Pauley                     988,058       0          5,515

All candidates were re-elected. No other matters were voted on at the meeting.

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

NORTHERN EMPIRE BANCSHARES

Date: August 5, 1997


/s/Dennis R. Hunter                     /s/Patrick R. Gallaher
Dennis R. Hunter                        Patrick R. Gallaher
Chairman of the Board                   Director & Chief Accounting Officer