Form 10QSB
period 1997-09-30
NORTHERN EMPIRE BANCSHARES
filed 1997-11-14
CIK 746253

FORM 10-QSB


                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes  [X]   No

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common Stock, no par value, Outstanding shares as of October 31, 1997: 1,553,069
Transitional Small Business Disclosure Format (check one):  Yes    No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                                   September 30,       December 31,
                                       1997                1996
                                       ----                ----
ASSETS
(dollars in thousands)
Cash and equivalents:
    Cash and due from banks             $  9,602         $ 11,066
    Federal funds sold                    26,126           22,724
                                        --------         --------
      Total cash and equivalents          35,728           33,790

Certificates of deposits in other
  financial institutions                      99            3,368
Investment securities                      6,252           16,132
Loans receivable, net                    195,499          165,681
Leasehold improvements and
  equipment, net                             598              620
Accrued interest receivable
  and other assets                         4,908            5,202
                                        --------         --------
        Total assets                    $243,084         $224,793
                                        ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits                            $224,852         $209,235
    Accrued interest payable
      and other liabilities                1,359            1,220
                                        --------         --------
      Total liabilities                  226,211          210,455
                                        --------         --------

Shareholders' equity:
Preferred stock, no par value;
  authorized, 10,000,000 shares;
  none issued or outstanding

Common stock, no par value; authorized,
  20,000,000 shares; shares issued
  and outstanding, 1,553,069 in 1997
  and 1,534,470 in 1996                    9,766            9,676
Unrealized gain/(loss) on available
  for sale securities                         (1)               0
Retained earnings                          7,108            4,662
                                         -------          -------
      Total shareholders' equity          16,873           14,338
                                         -------          -------
        Total liabilities and
          shareholders' equity          $243,084         $224,793
                                        ========         ========
See Notes to Consolidated Financial Statements

              NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
   for the three and nine months ended September 30, 1997 and 1996

                             (Unaudited)
                                      Three Months Ended       Nine Months Ended
                                          September 30,           September 30,
                                         1997        1996        1997        1996
                                         ----        ----        ----        ----
(dollars in thousands, except
per share data)
Interest income:
   Loans                                  $4,981      $3,784     $13,968     $10,810
   Certificates of deposits in
      other financial institutions             6          64          74         223
   Federal funds sold and
     investment securities                   430         306       1,101         834
                                          ------      ------      ------      ------
      Total interest income                5,417       4,154      15,143      11,867

Interest expense                           2,417       1,862       6,788       5,210
                                          ------      ------      ------      ------
Net interest income before
  provision for loan losses                3,000       2,292       8,355       6,657

Provision for loan losses                    120          90         360         270
                                          ------      ------      ------      ------
Net interest income after
  provision for loan losses                2,880       2,202       7,995       6,387

Other income:
   Service charges on deposits                80          85         260         259
   Gain on sale of loans                       0         132         130         399
   Other                                     214         169         602         516
                                          ------      ------      ------      ------
   Total other income                        294         386         992       1,174
                                          ------      ------      ------      ------
Other expenses:
   Salaries and employee benefits            961         833       2,702       2,472
   Occupancy                                 179         178         523         531
   Equipment                                  94          79         261         233
   Outside customer services                  65          64         188         191
   Deposit and other insurance                45          35         131         105
   Professional fees                          27          31         105         139
   Advertising                                94          71         268         230
   Other                                     226         225         723         704
                                          ------      ------      ------      ------
Total other expenses                       1,691       1,516       4,901       4,605
                                          ------      ------      ------      ------
          Income before income taxes       1,483       1,072       4,086       2,956
Provision for income taxes                   580         455       1,636       1,260
                                          ------      ------      ------      ------
         Net income                       $  903      $  617      $2,450      $1,696
                                          ======      ======      ======      ======
Common stock earnings per share            $0.56       $0.37       $1.53       $1.08
                                          ======      ======      ======      ======
Average common shares outstanding
 for net income per share calculation  1,616,106   1,577,455   1,606,420   1,573,668
                                       =========   =========   =========   =========
<F/N>

See notes to Consolidated Financial Statements

              NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        for the nine months ended September 30, 1997 and 1996
                             (Unaudited)

(dollars in thousands)


                                                                1997      1996


Cash flows from operating activities:
     Net income                                              $ 2,450   $ 1,079


     Adjustments to reconcile net income to net cash
      provided by operating activities:
          Provision for loan losses and OREO losses              360       210
          Depreciation, amortization and accretion               228       142
          Net increase (decrease) in deferred loan
           fees and discounts                                   (264)       30
          Decrease (increase) in interest
           receivable and other assets                           294      (331)
          Increase (decrease) in accrued interest
           payable and other liabilities                         139      (103)
                                                             -------   -------
  Net cash provided by in operating activities                 3,207     1,027
                                                             -------   -------

Cash flows from investing activities:
     Purchase of investment securities                       (19,462)  (12,035)
     Maturities of investment securities                      29,341    15,000
     Net decrease in deposits in other
       financial institutions                                  3,269      (110)
     Net decrease (increase) in loans receivable             (29,914)  (10,844)
     Purchase of leasehold improvements and
      equipment, net                                            (206)     (114)
                                                             -------    ------
 Net cash used in investing activities                       (16,972)   (8,103)
                                                             -------    ------

Cash flows from financing activities:
     Net increase (decrease) in deposits                      15,617     5,382
     Payment of cash dividends                                    (3)        -
     Stock options exercised                                      89        56
                                                             -------   -------
 Net cash provided by financing activities                    15,703     5,438
                                                             -------   -------

 Net increase (decrease) in cash and cash equivalents          1,938    (1,638)

Cash and cash equivalents at beginning of year                33,790    16,288
                                                             -------   -------
Cash and cash equivalents at end of year                     $35,728   $14,650
                                                             =======   =======
Cash Flows- Supplemental Disclosures:
  Cash paid during the period for:
     Interest on deposits and borrowings                     $ 6,790   $ 3,396
                                                             =======   =======
     Income taxes                                            $ 1,685   $   657
                                                             =======   =======
 Non-cash transactions:
    Additions to Other Real Estate Owned                     $   227   $    97
                                                             =======   =======

See notes to Consolidated Financial Statements

               Northern Empire Bancshares and Subsidiary
              Notes to Consolidated Financial Statements
                          September 30, 1997

NOTE 1 - BASIS OF PRESENTATION

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares (the "Corporation") and Subsidiary at
September 30, 1997 and the results of operations for the three and nine months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1996 Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results through December 31, 1997.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 specifies revised guideline for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 130 and 131 are effective for financial statements issued for periods beginning after December 15, 1997. Management does not believe that the application of these statements will have a material impact on the Company's financial statements.


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

Total consolidated assets equaled $243.1 million at September 30, 1997 compared to $224.8 million at December 31, 1996. At year end, the Bank's assets had temporarily increased by a large short-term deposit of $16 million which were invested in liquid assets (Fed Funds and short-term investments). The majority of this deposit was withdrawn by January 31, 1997. Without this large deposit the Bank would have grown $34.3 million since year end, with $18.8 million occurring during the third quarter. Net loans increased $29.8 million since year end with $5.7 million occurring in the third quarter. The loan growth was funded by new deposits, after adjusting for the temporary deposit at year end, and from liquid assets.

Net income for the first nine months of 1997 equaled $2,450,000 compared to $1,696,000 for the comparable period last year, an increase of 44%. The 1997 third quarter's net income after tax of $903,000 increased
46% over the third quarter of 1996 when net income equaled $617,000.
The higher profit resulted from increases in net interest income due to loan growth (a larger volume of high-yielding earning assets) while controlling the Bank's operating costs.

Net Interest Income

Net interest income of $3,000,000 for the third quarter of 1997 increased 31% from $2,292,000 for the comparable period last year. This increase in net interest income resulted from volume increases of $49.8 million in average earning assets for the third quarter of 1997 compared to the third quarter of 1996. $45.5 million of that increase was in average loans outstanding, which have the highest yields of interest earning assets. Average interest bearing deposits for the third quarter increased $42.4 million over the same period last year.

The net interest margin equaled 5.22% during the third quarter of 1997 compared to an average margin during the third quarter of 1996 of 5.21% and 5.30% for the year ended December 31, 1996. The yield on average loans equaled 10.04% in the third quarter of 1997 compared to 9.92% during the comparable period last year, while the Bank's cost of funds was 5.02% compared to 4.99% in 1996.

Yields on SBA loans have been negatively impacted by a 50 basis point charge applied to the guaranteed portion of Small Business Administration (SBA) loans booked since October 1995. Since the guaranteed portion of SBA loans subject to this fee has increased from $15 million at September 30, 1996 to $33 million as of September 30, 1997, it continues to have a larger impact on interest income. The mix of loans also impacts the overall yield on loans.

Net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans-to-deposits increased from an average of 87.9% in 1996 to 89.9% for the year-to-date and 89.8% during the third quarter of 1997. The Bank has been experiencing a higher loan-to-deposit ratio than in the past which has a positive impact on net interest margin.

The Bank is considered asset sensitive and benefits from rate increases, since its assets reprice at a faster rate than deposits. The Prime lending rate increased on March 26,1997 from 8.25% to 8.5% which had a positive impact on the Bank's interest margin. Of the Bank's loan portfolio totaling $199.5 million at September 30, 1997, $ 134.1 million or 67.2% of the loans are adjustable rate loans which have not reached a floor or ceiling rate. Approximately $89.5 million are prime-based loans, of which $18.0 million reprice immediately and $71.5 million reprice on a quarterly basis. Approximately $32.7 million of the Bank's loan portfolio is periodically adjustable (generally every six months) based upon the Eleventh District's cost of funds index.
This index was 4.84% in September 1996 and equaled 4.90% in September
1997.

Interest expense increased from $1,862,000 in the third quarter of 1996 to $2,417,000 in 1997. The major factor was the increase of $42.4 million in average interest bearing deposits when comparing the third quarter of 1996 to 1997. The average cost of interest bearing deposits was 5.02% during the third quarter of 1997 compared to 4.99% in the third quarter of 1996.

Other Income

Other income is derived primarily from service charges on deposit accounts, discount brokerage income, earnings on life insurance, SBA loan servicing, SBA loan sales and sales of other real estate owned. Other income decreased to $294,000 from $386,000 when comparing the third quarter of 1997 to the same period last year. There were no sales of SBA loans during the third quarter of 1997, compared to sales of $1,626,000 for the third quarter of 1996 which resulted in gains of $130,000 during the third quarter of 1996. The Bank has been retaining the majority of the guaranteed portion of SBA loans to realize the interest yield, rather than selling the guaranteed portion for a one time gain and then servicing the loan for a fee. Management considers the Bank's liquidity needs and the estimated loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. There is an established market for SBA guaranteed loans, into which the Bank can sell qualifying SBA guaranteed loans.

SBA servicing fees, which totaled $102,000 during the quarter, approximating the third quarter of last year servicing fees of $101,000. The pool of loans serviced, on which the Bank receives a servicing fee, equaled $35 million at September 30, 1997. Service fee income has been averaging $33,000 per month during 1997.

Service charges during the quarter declined to $80,000 from $85,000 during the third quarter last year. Service charges on deposits accounts include: overdraft charges and fees on analysis customer which both vary depending upon activity.

In 1997, the Bank owned seven properties which were recorded as other real estate owned (OREO). During 1997, the Bank has sold six of these properties realizing book gains totaling $42,000. While the Bank recorded gains on these sales, there were costs associated with perfecting title to these properties which were included in loan expenses in accordance with generally accepted accounting procedures. The remaining OREO property has a book value of $130,000 which approximates its market value.

Non-Interest Expenses

Deposits and loans have grown 23% and 26.7% respectively from September 30, 1996 to September 30, 1997; however, the Bank has controlled the growth of non-interest expenses to 6.4% when comparing 1997 to 1996.
The Bank's largest expense category is salaries and benefits which has increased 9.3%. The majority of this increase relates to staff additions in construction lending and annual salary increases.

Occupancy expenses were relatively unchanged. Equipment costs increased to $94,000 over $79,000 for the comparable quarter last year. This increase was due to additional computer equipment and associated maintenance.

Deposit and other insurance of $45,000 increased $10,000 over the third quarter of last year. Regulatory assessments and FDIC insurance cost have increased due to the new Financing Corporation (FICO) assessment which became effective January 1, 1997 and the increase in total assets which is the basis of the Office of the Comptroller of the Currency's assessment. The third quarter assessment equaled $6,000. The FDIC charged the minimum fee of $500 during the third quarter of 1997. There is no assurance that the current FDIC assessment will continue at such a low level. The Bank has also experienced an increase in the cost of in its business insurance which is related to growth of the Bank and to additional insurance coverage in specific risk areas.

Advertising and business development costs increased to $94,000 up from $71,000 the third quarter of 1996. Professional fees declined by $4,000 from the third quarter of 1996 to $27,000. Both of these expense categories vary significantly based on activity throughout the year. Other expenses, which includes stationery & supplies, telephone, postage, loan expenses, director fees, dues and subscriptions and automobile costs, approximated the third quarter of 1996's expense level.

Total non-interest expenses for the SBA lending department for the third quarter were approximately $372,000 ($198,000 in personnel costs, $44,000 in occupancy and equipment expenses, $20,000 in marketing/business development) compared to $347,000 for the third quarter of 1996. Since September 30, 1996, the SBA loan portfolio (serviced portion and Bank's portion) has increased 20.6% to $123.2 million, of which $35 million has been sold and is being serviced.

Income Taxes

The effective tax rate was 39.1% for the third quarter of 1997. The provision for the third quarter of 1997 was $580,000 versus $455,000 for the same period last year. The increase resulted from the increase in pre- tax income during the comparable quarters.

Liquidity and Investment Portfolio

Liquidity is a bank's ability to meet possible deposit withdrawals, to meet loan commitments and increased loan demand, and to take advantage of other investment opportunities as they arise.

Cash and due from banks, federal funds sold and certificates of deposit totaled $35.8 million or 14.7% of total assets at September 30, 1997, compared to $37.2 million or 16.5% of total assets at December 31, 1996.

The Bank has several ways of providing additional liquidity. Special deposit campaigns, which offer slightly higher than market rates, continues to attract new deposits to the Bank. The Bank also has the option of selling SBA guaranteed loans to provide liquidity. As of September 30, 1997, the Bank held $41.8 million in SBA guaranteed loans which could be sold if liquidity was needed.

At September 30, 1997, the Bank had unused federal funds lines of credit totaling $9,000,000. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise. The Bank's application to join the Federal Home Loan Bank (FHLB) was approved on July 25, 1997. FHLB membership permits the Bank to borrow from the FHLB, holding loans as security. This credit facility is an additional source of liquidity and also provides a source of lower cost funding for longer term loans.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At September 30, 1997, the Corporation had non-interest and interest bearing cash balances of $149,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During 1997, deposits have increased 7.5% to $224.9 million. Deposits at December 31, 1996 included a large deposit of $16 million which was placed for approximately 30 days in money market rate accounts. During 1997, deposits would have grown approximately 16.4% if the Bank's deposits had not included this short term deposit at year end.

Money market rate deposits, excluding the large deposit, grew from $55.1 million at 1996 year end to $66.8 million at September 30, 1997. This is a limited transaction account which pays a floating rate equal to the 13 week treasury bill less a margin of 50 basis points. The rate offered on this account has been very attractive and many of the Bank's customers have held their funds in this deposit product rather than locking a specific maturity. New customers continue to find this deposit account attractive due to the immediate availability of the funds versus a time certificate bearing a future maturity.

Certificates of deposits increased from $94 million at December 31, 1996 to $113.0 million as of September 30, 1997. The majority of the deposit growth occurred during the first and third quarters of 1997 when the Bank offered attractive rates on certificate of deposits. The Bank has been successful in retaining the majority of funds received through certificate campaigns.

As of September 30, 1997, non-interest bearing deposits equaled $30.4 million compared to $28.6 million at December 31, 1996 and $30.2 million on September 30, 1996. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by title companies. This type of deposit account has greater balance fluctuations than other types of deposits based upon their business activity; however, during the first nine months of 1997 these accounts have carried average balances in excess of $3 million.

The low interest rate environment over the past few years and the increased competition in the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $195.5 million at September 30, 1997 compared to $165.7 million at December 31, 1996. There were no Bankers Acceptances (BA) at September 30, 1997 and December 31, 1996. The Bank places its excess liquidity in BAs only when their yields exceed Fed Funds rates. BAs have short maturities and are viewed as a short term investment by the Bank; however, they are classified as loans for accounting purposes and by Bank regulators. Net loans increased $5.6 million in the third quarter of 1997.

The SBA department continued to experience strong loan demand with SBA loans growing to $88.2 million on September 30, 1997. The Bank has experienced higher than expected SBA loan payoffs. Many of these loan payoffs were by borrowers in Arizona, where property values have been increasing, enabling borrowers to refinance for additional loan proceeds. In California, the Bank is competing with bank and non-bank lenders in a mature market. However, the improving California economy has increased local SBA production. The majority of the Bank's SBA loans are secured by real estate; however, these loans are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the program could affect profitability and future SBA loan growth. SBA loans available for sale increased 78.6% from $23.4 million to $41.8 million when comparing September 30, 1996 to September 30, 1997.

The Bank continues to emphasize commercial and real estate lending. At September 30, 1997, 48.6% of the total loans were commercial loans and 50.5% were real estate and construction loans, compared to 50.1% and 46.6% respectively at December 31, 1996. The Bank has increased the commercial and commercial real estate portfolio through its reputation, in Sonoma and Marin Counties, as an experienced business and real estate lender that facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan to value ratios.
Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

During the second and third quarters, the Bank expanded its construction loan programs by promoting residential construction loans primarily in Sonoma and Marin Counties. Additional staff was added to oversee this area and construction loan commitments. Construction loan balances have increased from $1.5 million at December 31, 1996 to $7.7 million at September 30, 1997. Construction loans equaled 3.9% of the total loan portfolio at September 30, 1997.

The Bank has a small portfolio of consumer loans and real estate construction loans which equaled 0.9% of the total loan portfolio at September 30, 1997. The Bank offers residential mortgage services on a limited basis.

Allowance for Loan Losses

The allowance for loan losses equaled $2.2 million at September 30, 1997, compared to $2.0 million at December 31, 1996. At September 30, 1997, the allowance for loan losses equaled 1.45% of loans (net of guarantees on SBA loans) compared to 1.49% at December 31, 1996. The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At September 30, 1997, there were three loans on non-accrual totaling $503,000, of which $477,000 was collateralized by real estate and $344,000 was guaranteed by the SBA. There was one loan for $5,000 past due 90 days or more and still accruing interest which was secured by real estate. Loans past due 30 to 89 days totaled $1,490,000 of which $1,303,000 was secured by real estate. On December 31, 1996, the Bank had $438,000 in non-accrual loans, and there were no loans past due 90 or more days and still accruing interest.

During the third quarter of 1997, the Bank charged-off loans totaling $40,000. The Bank has experienced very low credit losses.

Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At September 30, 1997, the Bank was considered "well capitalized." However, capital categories are determined solely for the purpose of applying the capital regulations of the Federal banking regulators and may not constitute an accurate representation of the Bank's overall financial condition or prospects. The Bank's total risk-based capital ratio was 10.65%.

The Corporation declared a 5% stock dividend during the first quarter of 1997 with a record date of March 31, 1997. In May 1996, the Corporation declared a 5% stock dividend to shareholders of record on June 14, 1996.

                               SCHEDULES


                    GROSS LOANS HELD FOR INVESTMENT
                            (In thousands)


                            September 30, 1997    December 31, 1996

Commercial Loans                       $97,005              $84,969
Real Estate Loans-Construction           7,727                1,533
Real Estate Loans-Other                 92,981               81,008
Installment Loans                        1,776                2,218
                                      --------             --------
   Total                              $199,489             $169,728
                                      ========             ========

Of the total loans due in more than one year, $55.1 million were at fixed interest rates or had reached the loan's floor or ceiling rates. $134.1 million were at adjustable interest rates at September 30, 1997. The loan portfolio has no foreign balances.



               ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                            (In thousands)

                                Quarter Ended     Nine Months Ended
                           September 30, 1997    September 30, 1997

Balance - Beginning of Period          $2,169                $2,042
Provision for Loan Losses                 120                   360
Charge Offs                                40                   222
Recoveries                                  0                    69
                                       ------                ------
Balance - End of the Period            $2,249                $2,249
                                       ======                ======

There were three loans on non-accrual at September 30, 1997, amounting to $503,000, of which $477,000 were secured by real estate collateral and $344,000 was guaranteed by the SBA.

                             GAP ANALYSIS

The following schedule represents interest rate sensitivity profile of assets, liabilities and shareholder's equity classified by earliest possible repricing opportunity or maturity date.

                                            Over        Over     Non-rate
Balance Sheet - September 30, 1997        3 Months     1 Year   Sensitive
                                 Through   through    through     or Over
(in thousands)                  3 Months    1 Year    5 Years    5 Years       Total
                                --------   --------   -------    --------   --------
Assets

Time Deposits-other financial
     institutions                      $99                                       $99
Fed funds sold                      26,126                                    26,126
Investment securities                1,497    $1,477                $3,279     6,253
Loans and loans held for sale      102,974    41,991    $15,681     38,843   199,489
Non-interest-earning assets (net)                                   11,117    11,117
                                  --------   -------    -------    -------  --------
Total Assets                      $130,696   $43,468    $15,681    $53,239  $243,084
                                  --------   -------    -------    -------  --------

Liabilities & Shareholders Equity

Time Deposits $100,000 and over    $15,731   $12,486     $2,440              $30,657
All other interest-bearing
  deposits                         107,771    43,482      8,295     $4,085   163,633
Non-interest bearing liabilities                                    31,921    31,921
Shareholders' Equity                                                16,873    16,873
                                  --------   -------    -------    -------  --------
Total Liabilities &
  Shareholders' Equity            $123,502   $55,968    $10,735    $52,879  $243,084
                                  --------   -------    -------    -------  --------

Interest Rate Sensitivity GAP (1)   $7,194  $(12,500)    $4,946       $360
                                  --------  --------    -------     ------
Cumulative Int. Rate
 Sensitivity GAP                    $7,194   $(5,306)     $(360)        $0
                                  --------  --------    -------     ------

<F/N>
(1)  Interest rate sensitivity gap is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.

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

NORTHERN EMPIRE BANCSHARES

Date:  November 10, 1997
-------------------------

 /s/ James B. Keegan                   /s/ Patrick R. Galaher
-----------------------------         -----------------------------
James B. Keegan                       Patrick R. Gallaher
President                             Director & Chief Accounting
                                       Officer