Form 10KSB
period 1997-12-31
NORTHERN EMPIRE BANCSHARES
filed 1998-03-20
CIK 746253

FORM 10-KSB
                 U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

           [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
               For the Fiscal Year Ended December 31, 1997

         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
          For the transition period from___________to__________

                    Commission File Number 2-91196(1)

                        NORTHERN EMPIRE BANCSHARES
              ----------------------------------------------
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

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.
     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] State issuer's revenues for its most recent fiscal year. $22,048,000 State the aggregate market value of the voting stock held by non-
affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $46,053,000, as of February 28, 1998.
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,567,765 shares of common stock as of February 28, 1998.

                   DOCUMENTS INCORPORATED BY REFERENCE:
                             Not Applicable.

   Transitional Small Business Disclosure Format:  Yes        No [X]
(1) Registrant filed a registration statement, on Form S-1, under File Number 2-91196, and the Post Effective Amendment No. 8 to the registration statement was declared effective on November 23, 1988.





                            TABLE OF CONTENTS



               Part I

Item 1.   Description of Business                                    3
          Business of the Bank                                       3
          Employees                                                  5
          Supervision and Regulation                                 5

Item 2.   Description of Properties                                 15

Item 3.   Legal Proceedings                                         16

Item 4.   Submission of Matters to a Vote of Security Holders       16

               Part II

Item 5.   Market for Common Equity and Related Stockholder Matters  17

Item 6.   Management's Discussion and Analysis or Plan
           of Operations                                            19

Item 7.   Financial Statements                                      42

Item 8.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                    68

               Part III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the
            Exchange Act                                            69

Item 10.  Executive Compensation                                    70

Item  11. Security Ownership of Certain Beneficial Owners and
             Management                                             71

Item 12.  Certain Relationships and Related Transactions            72

Item 13.  Exhibits, Financial and Reports on Form 8-K               73


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

Within the Loan Department is a specialized group of SBA lenders. SBA loans are funded by the Bank and then the Bank may, at its option, sell the portion of the loan guaranteed by the SBA (generally 70% to 90% of the total loan amount, depending on the purpose and term of the loan). When a SBA loan is sold, the Bank retains the unguaranteed portion of that loan and the right to service the loan. Income from loan sales is recorded in non-interest income. See, "Management's Discussion and Analysis or Plan of Operations, Non-Interest Income." The Bank is designated as a "Preferred Lender" by the SBA. This means that it may fund a loan without the prior approval of the SBA. Certification as a Preferred Lender gives the Bank a competitive advantage, as it is able to provide a quick response to loan applications.

The Bank offers investment services through PrimeVest Financial Services, Inc ("PrimeVest"). PrimeVest provides full-service stock and bond brokerage services. The Bank's investment program is administered by a Bank employee who is also a licensed registered representative with PrimeVest. This program has been well received by the Bank's customers and has brought new customers to the Bank.

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

At present, there are approximately 114 banking offices and offices of savings and loan associations in the Sonoma County market area, including offices of major chain banks, of smaller independent banks and savings and loan associations. The Bank attempts to compete by offering personalized and specialized services to its customers. The Bank's promotional activities emphasize the advantages of doing business with a locally owned, independent institution attuned to the particular needs of the community.

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

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" as defined in section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, which includes statements such as projections, plans and objectives and assumptions about the future, and such forward looking statements are subject to the safe
harbor created by these sections.   Many factors could cause the actual
results, amounts or events to differ materially from those the Corporation expects to achieve or occur, such as changes in competition, market interest rates, economic conditions and regulations. Although the Corporation has based its plans and projections on certain assumptions, there can be no assurances that its assumptions will be correct, or that its plans and projections can be achieved.

STATISTICAL INFORMATION

Certain statistical information concerning the Bank and the Corporation is provided at "Item 6-Management's Discussion and Analysis or Plan of Operation".

EMPLOYEES

At December 31, 1997 the Bank had 67 full-time and 10 part-time employees.

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

The Board has the authority to examine the Corporation periodically. During 1997, the Board adopted a policy for risk-focused supervision of small bank holding companies that do not engage in significant non-banking activities. The focus of examinations under the new policy will focus on whether the Corporation has in place systems to manage the risks it takes on in its business. In analyzing risk, the Board will look at the financial condition of the Corporation and the Bank, management, compliance with laws and regulations, inter-company transactions and any new or contemplated activities.

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

In 1996, the OCC issued a community bank risk-assessment system, which consists of examination procedures that focus on the various types of risks that national banks face. The OCC now measures each individual bank's exposure to certain risks, assesses the controls the bank has adopted in response to the risks it faces and the measures it takes to monitor those risks. The OCC evaluates nine categories of risk: credit, interest rate, liquidity, price, foreign exchange, transaction, compliance strategic and reputation. These nine risks are measured and the direction of the risk is also analyzed.

The Bank was examined by the OCC using their noncomplex procedures as of December 31, 1997. These new procedures resulted in a less detailed review which focused on higher risk areas. The examination was completed in less time then previous reviews. There can be no assurance that the Bank will continue to be considered noncomplex for future examinations.

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

Based on its capital position at December 31, 1997, the Bank is considered well capitalized.

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

The capital totals of the Corporation and the Bank, as of December 31, 1997, exceeded the amounts of capital required under the regulatory guidelines. The following table shows the capital of the Corporation and the Bank, as a percentage of assets, and the capital which they are required to maintain under the capital regulations, as of December 31, 1997:


                                           Corporation     Bank
Leverage capital ratio                     7.4%            7.3%

Required leverage capital ratio            3.0 - 5.0*      3.0 - 5.0*

Total risk-based capital ratio             11.0            10.8

Required total risk-based capital ratio    8.0             8.0

Tier 1 risk-based capital ratio            9.7             9.6

Required tier 1 risk-based capital ratio   4.0             4.0


* Determined based on the regulators' evaluations.

Under the risk-based capital rules, when the agencies assess the capital adequacy of a bank, they must take into account the effect on that bank's capital that would occur if interest rates moved up or down. The purpose of this requirement is to ensure that banks with high levels of interest rate risk have enough capital to cover the loss exposure.

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

PUBLIC INTEREST LAWS, CONSUMER AND LENDING LAWS

In addition to the other laws and regulations discussed herein, the Bank is subject to certain consumer and public interest laws and regulations that are designed to protect customers in transactions with banks.
While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Right to Financial Privacy Act.

These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. The Bank must comply with the applicable provisions of these laws and regulations as part of its ongoing customer relations. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers and the loss of certain contractual rights.

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

The Bank attempts to protect its position against the remaining environmental risks by performing prudent due diligence. Environmental questionnaires and information on use of toxic substances is requested as part of its underwriting procedures. The Bank lends based upon its evaluation of the collateral, net worth of the borrower and the borrower's capacity for unforeseen business interruptions or risks.


AMERICANS WITH DISABILITIES ACT

The Americans With Disabilities Act ("ADA") enacted by Congress, in conjunction with similar California legislation, is having an impact on banks and their cost of doing business. The legislation requires employers with 15 of more employees and all businesses operating "commercial facilities" or "public accommodations" to accommodate disabled employees and customers. The ADA has two major objectives (1) to prevent discrimination against disabled job applicants, job candidates and employees and (2) to provide disabled persons with ready access to commercial facilities and public accommodations. Commercial facilities, such as the Bank, must ensure all new facilities are accessible to disabled persons, and in some instances may be required to adapt existing facilities to make them accessible, such as ATM's and bank premises.

NEW AND PENDING LEGISLATION

Economic Growth and Regulatory Paperwork Reduction Act of 1996
The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Economic Growth Act"), enacted on September 30, 1996, continues to have a major impact on the banking industry. The primary purpose of the Economic Growth Act was to address the problems that arose from the disparity between the deposit insurance premiums payable by banks and savings associations.

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

Subtitle G of the Economic Growth Act provides that the cost of carrying the FICO bonds will now be allocated between BIF insurance institutions and SAIF insured institutions, with BIF insured institutions paying 1/5 the amount paid by SAIF insured institutions. During 1997, BIF institutions paid an average assessment of $.0137 per $100 of insured deposits. The rate is $.0126 per $100 of insured deposits for the first quarter of 1998. These assessments are subject to adjustments. Starting in the year 2000, BIF and SAIF institutions will share the FICO bond costs equally, with an estimated assessment of $.0243 annually per $100 of insured deposits.

This legislation has increased the Bank's premiums, as it is now required to share in the cost of carrying the FICO bonds. The increase will be slight until the year 2000, at which time it will increase.

The Economic Growth Act also included many regulatory relief provisions applicable to the Corporation and the Bank. National banks no longer need to submit branch applications with respect to ATM machines. Application procedures for the Corporation to engage in certain non-banking activities will be streamline, so long as the Corporation maintains an adequate financial position and is considered well managed. The lending restrictions on directors and officers have been relaxed to permit loans having favorable terms under employee benefit plans. The Federal Reserve Board and the Department of Housing and Urban Development ("HUD") are required to simplify and improve their regulations with respect to disclosures relating to certain mortgage loans, and certain exemptions from the disclosure requirements were added.

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

ATM Fee Legislation
In April of 1996, two of the larger ATM networks lifted their prior restriction prohibiting ATM operators from directly surcharging the users of the ATMs, which triggered a series of legislative proposals and hearings with respect to whether the fees charged by the operators of ATM machines should be regulated. The lifting of the prior restriction on surcharges was controversial in part because customer may be required to pay two charges for a single transaction, one to the bank issuing the ATM card and another to the operator of the ATM being used. See, Proposed Legislation and Regulation, below.

Currently, Federal law requires a bank at which a depositor has an account to disclose to its own customers the amount of fees it charges, and California law requires an ATM operator to disclose to users of the ATM machine who are using an ATM card issued by someone other than the ATM operator that a fee will be charged. California law was amended in 1996, effective July 1, 1997, to require the operators of ATMs in California to disclose to customers any surcharge or fee that the operator of the machine will charge, including charges for mini-statements and other services. The disclosure must be displayed on the machine itself or shown electronically, on the ATM screen. The Bank does not own or operate ATM machines.

Interstate Banking and Branching
The Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995 ("Interstate Banking Act") became effective October 2, 1995. The Interstate Banking Act implements in California a limited form of interstate branching. A bank from outside of California may now acquire a whole bank in California and merge the California bank into the out-of-state bank. The effect of such merger is that the out-of-state bank will have full branch offices in California. Federal law authorizing these mergers was passed in 1994 and became fully effective on June 1, 1997.

Out-of-state banks may not establish branch offices in California by opening a new branch or acquiring one or more (but less than all) of the branches of a California bank. They may only acquire a whole bank that has been in existence for at least five years. As a result of the Interstate Banking Act, California banks may now be permitted to branch into other states that have not opted-out of interstate banking. Since the beginning of 1996, several large banks and thrifts from outside of California have acquired banks in California under this legislation, and the effect has been to increase competition within California.

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

The Bank is currently considered a small institution under the CRA regulations and it will be a small institution until it has assets of greater than $250 million at the ends of two years in a row. The impact of this amendment on the business of the Bank is currently less than when the Bank no longer qualifies as a small institution. At that time, the new regulations will increase the amount of reports the Bank is required to prepare and submit, and it could cause the Bank to change its asset mix, in order to meet the performance standards. At this time, the new regulations have increased the uncertainty of the Bank's business, both as the rating and examination procedures changes and as the Bank grows and may no longer qualify as a small institution.

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

During 1997, the Unites States Congress considered financial modernization legislation that would have permitted banks or bank holding companies to become affiliated with securities companies, insurance companies and other financial firms. The legislation would also have eliminated the Federal thrift or savings and loan charter, by merging the charter with the bank charter. Such legislation, if adopted, is expected to have a significant impact on the business of the Corporation and the Bank, as the affiliation of banks with large and powerful companies in these other industries could make those banks strong competitors and give those banks advantages with respect to obtaining customers, accessing funds and capital markets and providing related services.

Legislation was also introduced during 1997 to lift the current ban on the payment of interest on business checking accounts. Legislation lifting the ban on paying interest on business checking accounts is expected to the considered again in 1998. The adopting of this legislation would permit the Bank to compete more directly for commercial deposits, but increase its costs of funds.

Bills have been introduced in the Congress and the California State Legislature to regulate the amount of ATM fees that operators of ATMs
may charge, and to further regulate the disclosure of such fees.   The
Bank does not own or operate ATM machines.

The regulatory agencies regulating the Corporation and the Bank have pending various proposals that would affect the business of the Corporation and the Bank. The Comptroller currently has pending several applications that would permit operating subsidiaries of national banks to engage in activities in which the parent banks are not be permitted to engage, and the Comptroller has indicated that it expects to expand the activities permitted for operating subsidiaries. Also, the Comptroller is reviewing the effect of its substantial revision over the past two years of its regulations generally, and has indicated that it may further revise its regulations in the near future.

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

The Bank currently leases approximately 7,500 square feet of space in a two story office building at 755 Fourth Street. The 755 Fourth Street premises are located across the street from the Bank's main office and is utilized for SBA and commercial lending and administration. During the second quarter of 1998, the Bank will be relocating these offices to another building which is located less than a block away from the main office at 815 Fifth Street. The Bank will be leasing this facility from Mr. James Ratto, a major shareholder of the Corporation.

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

No matters were submitted to a vote of shareholders in the fourth quarter of 1997.

                                 Part II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On February 28, 1998, the Corporation had 1,567,765 shares of common stock outstanding, held by approximately 318 shareholders of record.

The directors and officers of the Corporation and the Bank hold 13.3% and beneficially own 34.9% of the outstanding shares. See "Item 11, Security Ownership of Certain Beneficial Owners and Management," herein. Under SEC rules, the directors and officers are restricted in the amount of securities they may sell without registration under the Securities Act of 1933, as amended. In general, directors and officers each may offer up to 15,677 shares in any three month period without such registration.

As of February 28, 1998, the directors, officers and staff also have the right to acquire 67,531 additional shares upon the exercise of options granted pursuant to the Corporation's Stock Option Plan. Should several directors and officers choose to exercise options and sell their shares on the market, such that a large number of shares are offered at one time, the price of the common stock could be adversely affected.

The firms Everen Securities, Inc. and First Associated Securities Group, Inc., located in Santa Rosa, and Hoefer & Arnett, located in San
Francisco, are presently making a market in the stock.

The following chart shows the high and low bid quotations and the volume of transactions in the Corporation's stock for the periods indicated. This information has been provided to the Corporation by Hoefer & Arnet and First Associated Securities Group, Inc., the Corporation's market makers, and does not include privately negotiated transactions that were not conducted through them. The prices indicated below are inter-dealer prices, do not necessarily represent actual transactions and do not include retail mark-ups, mark-downs or commissions. The bid prices and numbers of shares in this table have been adjusted for the impact of stock dividends issued in 1997 and 1996.

                        Bid Quotations for the          Approximate
                      Corporation's Common Stock       Trading Volume

Quarter Ended               High      Low

March 31, 1996              $10.38   $8.23                102,160
June 30, 1996                11.50   10.15                 83,349
September 30, 1996           12.00   11.16                105,315
December 31, 1996            15.44   11.76                173,250
March 31, 1997               19.25   15.38                170,200
June 30, 1997                25.50   18.00                102,200
September 30, 1997           26.38   23.38                 59,100
December 31, 1997            32.38   26.25                 90,900


There has been an increase in the trading volume over the last two years; however, due to the lack of any significant trading and no established public market, this information should not be considered an indication of the market value of the shares. There is no assurance that any significant trading market for the shares will develop in the future and there are no assurances as to the price at which shares may be traded in the future. The bid and asked prices of the Corporation's common stock were $28.00 and $30.75, respectively, on February 27, 1998.

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

The approval of the Comptroller is required if the total of all dividends declared by a bank in any calendar year will exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock which may be outstanding. Moreover, the Comptroller may prohibit the payment of dividends which would constitute an unsafe and unsound banking practice. As of December 31, 1997, $7,264,000 of retained earnings of the Bank was available for the payment of dividends under this requirement.


ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Corporation's sole subsidiary is Sonoma National Bank ("Bank"), and its primary activities are the commercial banking activities engaged in through the Bank. The following discussion of financial condition and results of operations focuses primarily on the Bank, for the years ended December 31, 1996 and 1997.

During 1997, total consolidated assets grew 4.0% to $233,737,000 at December 31, 1997. Total consolidated assets grew 34.6% during 1996 to $224,793,000 at December 31, 1996.

Total deposits increased 2.6% to $214,747,000 when comparing December 31, 1997 to December 31, 1996. For the year ended December 31, 1996, total deposits increased 35.7% to $209,235,000.

RESULTS OF OPERATIONS

The Corporation's consolidated net income for the year ended December 31,1997 was $3,273,000 as compared to $2,306,000 for the year ended December 31, 1996, an increase of 41.9%. The Corporation's consolidated net income for the year ended December 31, 1996, increased 34.1% over the year ended December 31, 1995.

Net interest income before provision for loan losses increased 24.1%, or $2,222,000, when comparing the year of 1997 to 1996. This increase results from the growth in the volume of loans on which the Bank earns a net interest margin. The Bank's interest margin for 1997 declined slightly to 5.22% from 5.31% in 1996. The interest margin equaled 5.65% in 1995. See, "Net Interest Income."

The provision for loan losses increased $230,000 in 1997 over 1996. See, "Allowance for Loan Losses." Other income decreased $217,000 primarily due to the reduced level of SBA loan sales. See, "Non-Interest Income." Operating expenses increased by $309,000 primarily because of increases in personnel costs.

When comparing 1996 to 1995 the provision for loan losses increased $170,000 and other income increased $18,000. Operating expenses increased $548,000 during 1996 primarily due to increases in personnel costs and the cost associated with foreclosed property and problem loans.

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

For the year ended December 31, 1997, net interest income before the provision for loan losses totaled $11,454,000 as compared to $9,232,000 for the year ended December 31, 1996, representing an increase of 24.1%. The majority of this increase results from the net margin earned on growth in the loan portfolio, largely from the increase in SBA loans and commercial real estate loans. See, "Loan Portfolio." During 1996, net interest income before the provision for loan losses increased $1,667,000 or 22.0%, from $7,565,000 to $9,232,000, primarily due to the net margin earned on growth in the loan portfolio.

The Bank's net interest margin (expressed as a percentage, the yield on average interest earning assets less the rate paid on average interest bearing liabilities) has declined from 5.64% in 1995 to 5.31% in 1996 to 5.22% in 1997. Changes in market interest rates were the primary reason for the decline. The Federal Reserve Board lowered the discount rate in February of 1996 where it remained for the balance for the year and all of 1997. During 1995 the Federal Reserve increased the discount rate in February 1995 by 50 basis points and then lowered the rate in July 1995 by 25 basis points and again in December 1995 by 25 basis points. Commercial banks generally adjusted their prime lending rates immediately following changes in the discount rate. The prime rate was 8.25% at December 31, 1997 and 1996, compared to 8.5% at end of 1995. Since the Bank is asset sensitive, meaning more assets are immediately adjustable than liabilities, the net interest margin tends to increase when rates increase and tends to decrease in a declining rate environment.

The full impact of rate changes on the Bank's earnings are not realized for several months, since not all loans or deposits reprice immediately. The majority of SBA loans are tied to the prime rate and reprice on a calendar quarterly basis. Additionally, the Bank has some fixed rate loans and adjustable rate loans, mainly commercial real estate loans, that are tied to indexes which adjust at a slower pace, such as the Eleventh District Cost of Funds Index (COFI). The COFI rate decreased from 5.1% in December 1995 to 4.84% in December 1996 and increased to 4.95% in December 1997. There can be no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans-to-deposits increased during 1997, when it averaged 90.6%, as compared to 87.9% in 1996.

Interest income increased from $13.0 million in 1995 to $16.4 million in 1996 to $20.6 million in 1997. This is a direct result of growth in loans. Average loans increased from $148.0 million in 1996 to $191.3 million in 1997. However, the yield on loans declined to 9.98% in 1997 from 10.14% in 1996. The 16 basis point decline during 1997 results from several factors. The 50 basis point yield adjustment on the guaranteed portion of all new SBA loans continues to have a negative impact on the margin since SBA loans grew $15.5 million during 1997. This 50 basis points yield adjustment on new SBA loans was a change mandated by the SBA which became effective in October of 1995. The mix of loans also impacts the overall yield on loans. During 1997, average balances of real estate loans, which have a lower yield than other types of loans such as SBA loans, increased $17.3 million thereby impacting the overall portfolio yield. The Bank continues to experience increased competition for loans, which has resulted in lower loan pricing in the market place, which may impact the Bank's offering rates on new loans in the future.

Overall loan portfolio yields are affected by deferred loan fees and discounts on loans. These fees and discounts are amortized to income over the life, or estimated life, of the loan with which they are associated and serve to increase loan portfolio yields. Interest income on loans includes amortization of loan fee income of $923,000 for the year ended December 31, 1997 and $740,000 for the year ended December 31, 1996. This amortization increased yields on average loans by 48 basis points in 1997 as compared to 50 basis points in 1996. Deferred loan fees are a product of origination and commitment fees net of certain direct loan origination costs. The deferred fee amounts are as follows: $1,143,000 as of December 31, 1997, and $1,138,000 as of
December 31, 1996. Deferred fees are netted against total loans in the balance sheet.

Discounts on the unguaranteed portion of SBA loans are recorded when the guaranteed portion of the SBA loan is sold. These discounts are amortized as an adjustment to the loan yields over the estimated life of the SBA loan. As of December 31, 1997, $700,000 was recorded as discounts compared to $867,000 at December 31, 1996. These discounts are netted against total loans in the balance sheet.

The allowance for loan losses has no direct effect on yield. Loans carried as non-accrual reduce the portfolio yield, since the balance of a non-accrual loan is maintained in the loan total but no interest is accrued. Nonaccrual loans are included in the loan amounts in the following average balance sheets. Interest foregone on non-accrual loans equaled $12,000 in 1997 compared to $32,000 in 1996.

Interest expense increased 28% when comparing 1996 to 1997, due to increases in interest bearing deposits, particularly in time deposits which bear the highest cost. The average cost of interest paid on interest bearing deposits for the year ended December 31, 1997 was 4.98%, versus 4.96% for the year ended December 31, 1996. Average non-interest bearing deposits increased 14% in 1997, with most of the Bank's growth being funded by money market deposits and time deposits. In 1996, the Bank's growth also was funded by time certificates and money market accounts.

The Bank's deposits reprice at a slower pace than loans, primarily since certificates of deposits usually do not reprice until their maturity dates, which generally range from six months to eighteen months. Time deposits have increased from $66.5 million at December 1995 to $94.0 million at the end of 1996 to $102.9 million at December 31, 1997. During both 1996 and 1997, the Bank ran several time deposit campaigns at rates slightly higher than its local competitors. These higher priced deposits were used to fund the rapid growth in loans. The cost of time deposits averaged 5.77% in 1997 compared to savings and money market rate accounts which averaged 4.41%. This increase in time deposits has had a negative impact on the Bank's net interest margin.

The Bank's money market rate account, the Sonoma Investors Reserve Account, which offers rates tied to US Treasury rates, also remained competitive during 1997. Balances held in Sonoma Investors Reserve accounts increased from $49.9 million at the end of 1995 to $71.1 million at December 31, 1996 and declined to $64.8 million at year end 1997. In late December 1996, the Bank received short term deposits of approximately $16 million, which were held in Sonoma Investors Reserve accounts for approximately 30 days. This accounted for the majority of the increase in money market rate accounts in 1996 and explains the decline in 1997. The rate offered on the Sonoma Investors Reserve account is repriced on a weekly basis. During 1995 and 1996 the cost of these funds has remained fairly consistent with temporary increases and decreases based upon the movement of the 90 day U.S. Treasury Bill. Due to the weekly repricing, changes in rates on the Sonoma Investors Reserve Account have a more immediate impact on the Bank's cost of funds than changes in rates on time certificates. The cost of funds on savings and money market accounts equaled 4.41% in 1997 compared to 4.35% in 1996.

The decline in the Bank's margin during 1996 was caused by the decline in interest rates since February 1995, changes in the mix of loans and deposits and changes in the ratio of loans-to-deposits. During 1996, the Bank's cost of funds increased 0.02%, while the rate earned on interest-earning assets decreased 0.28% which negatively impacted income. The Bank's average loans-to-deposits ratio declined slightly from 88.2% in 1995 to 87.9% in 1996, this also impacted net interest margin.

The tables on the following pages (i) summarize the distribution, by amount, of the average assets, liabilities and shareholders' equity of the Corporation for the periods indicated and (ii) set forth the yields on earning assets and the rates paid for interest bearing liabilities during the periods indicated. Averages are computed primarily from daily balances.
                    AVERAGE BALANCE SHEET
                         Year Ended
                      December 31, 1997
(dollars in thousands)
                                   Average        Interest     Average
                                   Balance  Income/Expense  Yield/Rate
                                   -------  --------------  ----------
Certificates of deposit
  with other banks                  $1,292            $75        5.80%
Investments                          7,360            422        5.73%
Federal funds sold                  19,514          1,064        5.45%
Loans:
  Commercial (incl. SBA loans &
     loans held for sale)           95,682          9,894       10.34%
  Installment loans to individuals   1,833            202       11.02%
  Real estate - Construction         4,766            585       12.27%
  Real estate - Other               89,011          8,403        9.44%
                                  --------         ------      ------
  Total Loans                      191,292         19,084        9.98%
                                  --------         ------      ------
Total earning assets               219,458         20,645        9.41%
                                                   ------
Non-earning assets:
  Allowance for loan losses         (2,146)
  Deferred Loan Fees & Discounts    (1,868)
  Cash and due from banks            7,458
  Other assets                       5,547
                                  --------
TOTAL ASSETS                      $228,449
                                  ========
Deposits:
  Demand - interest bearing        $11,258           $120        1.07%
  Savings & money market            67,949          2,999        4.41%
  Time certificates                105,207          6,072        5.77%
                                  --------         ------       -----
  Total interest bearing deposits  184,414          9,191        4.98%
                                                   ------
  Demand - non-interest bearing     26,649
Other liabilities:
  Other liabilities                  1,262
  Shareholders' equity              16,124
                                  --------
TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY       $228,449
                                  ========
Net interest income                               $11,454
                                                  =======
Net interest margin                                 5.22%
                                                  =======


                            AVERAGE BALANCE SHEET
                                 Year Ended
                             December 31, 1996
(dollars in thousands)
                                   Average        Interest     Average
                                   Balance  Income/Expense  Yield/Rate
                                   -------  --------------  ----------

Certificates of deposit
  with other banks                  $4,872           $265        5.44%
Investments                          6,163            341        5.53%
Federal funds sold                  14,883            812        5.46%
Loans:
  Commercial (incl. SBA loans &
     loans held for sale)           71,523          7,589       10.61%
  Installment loans to individuals   2,337            274       11.72%
  Real estate - Construction         2,500            235        9.40%
  Real estate - Other               71,665          6,907        9.64%
                                  --------        -------       -----
  Total Loans                      148,025         15,005       10.14%
                                  --------        -------       -----
Total earning assets               173,943         16,423        9.44%
                                                  -------
Non-earning assets:
  Allowance for loan losses         (1,837)
  Deferred Loan Fees & Discounts    (1,868)
  Cash and due from banks            6,850
  Other assets                       5,339
                                  --------
TOTAL ASSETS                      $182,427
                                  ========

Deposits:
  Demand - interest bearing          9,730            103        1.06%
  Savings & money market            58,383          2,540        4.35%
  Time certificates                 76,844          4,548        5.92%
                                  --------        -------       -----
  Total interest bearing deposits  144,957          7,191        4.96%

  Demand - non-interest bearing     23,356

Other liabilities:
  Other liabilities                    991
  Shareholders' equity              13,123
                                  --------
TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY       $182,427
                                  ========
Net interest income                                $9,232
                                                  =======
Net interest margin                                 5.31%
                                                  =======



                       AVERAGE BALANCE SHEET
                             Year Ended
                         December 31, 1995
(dollars in thousands)
                                   Average        Interest     Average
                                   Balance  Income/Expense  Yield/Rate
                                   -------  --------------  ----------

Certificates of deposit
  with other banks                  $5,880           $354        6.02%
Investments                          2,450            134        5.47%
Federal funds sold                  10,503            599        5.70%
Bankers acceptances                    572             34        5.94%
Loans:
  Commercial (incl. SBA loans &
     loans held for sale)           52,361          5,844       11.16%
  Installment loans to individuals   2,924            348       11.90%
  Real estate - Construction         2,528            294       11.63%
  Real estate - Other               57,006          5,439        9.54%
                                  --------        -------       -----
  Total Loans                      114,819         11,925       10.39%
                                  --------        -------       -----
Total earning assets               134,224         13,046        9.72%

Non-earning assets:
  Allowance for loan losses         (1,508)
  Deferred Loan Fees & Discounts    (1,628)
  Cash and due from banks            6,155
  Other assets                       4,663
                                  --------
 TOTAL ASSETS                     $141,906
                                  ========


Deposits:
  Demand - interest bearing          9,042             95        1.05%
  Savings & money market            54,925          2,832        5.16%
  Time certificates                 47,089          2,554        5.42%
                                  --------        -------       -----
  Total interest bearing deposits  111,056          5,481        4.94%
                                  --------        -------       -----
 Demand - non-interest bearing     19,095
Other liabilities:
  Other liabilities                    588
  Shareholders' equity              11,167
                                  --------
TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY       $141,906
                                  ========

Net interest income                                $7,565
                                                  =======
Net interest margin                                  5.64%
                                                  =======



The following tables set forth the changes in net interest income due to changes in interest rates and the volume of assets and liabilities from the year ended December 31, 1997 as compared to the year ended December 31, 1996, and for the year ended December 31, 1996, as compared to the year ended December 31, 1995. Variances attributable to simultaneous rate and volume changes are all allocated to volume change amount.




                    ANALYSIS OF VOLUME AND RATE CHANGES
                     ON NET INTEREST INCOME AND EXPENSE

                                1997 OVER 1996


(dollars in thousands)
                                         Volume    Yield/Rate     Total
                                         ------    ----------     -----

Increase/(decrease) in interest income:
Certificates of deposit
  with other banks                        $(208)          $18     $(190)
Investments                                  69            12        81
Federal funds sold                          253            (1)      252
Bankers acceptances
Loans:
  Commercial (incl. SBA loans)            2,498          (192)    2,306
  Installment loans to individuals          (56)          (16)      (72)
  Real estate - Construction                278            71       349
  Real estate - Other                     1,638          (142)    1,496
                                         ------         -----     -----
  Total                                   4,472          (250)    4,222
                                         ------         -----     -----

Increase/(decrease) in interest expense:
Deposits:
  Demand - interest bearing                  16             1        17
  Savings & money market                    422            37       459


  Time certificates                       1,637          (113)    1,524
                                         ------         -----     -----
  Total                                   2,075           (75)    2,000
                                         ------         -----     -----
Increase/(decrease) in net
 interest income                         $2,397         $(175)   $2,222
                                         ======         =====    ======


                     ANALYSIS OF VOLUME AND RATE CHANGES
                     ON NET INTEREST INCOME AND EXPENSE
                            1996 OVER 1995
(dollars in thousands)
                                         Volume    Yield/Rate     Total
                                         ------    ----------     -----
Increase/(decrease) in interest income:
Certificates of deposit
  with other banks                         $(55)         $(34)     $(89)
Investments                                 205             2       207
Federal funds sold                          239           (26)      213
Bankers acceptances                         (34)                    (34)
Loans:
  Commercial (incl. SBA loans)            2,033          (289)    1,744
  Installment loans to individuals          (69)           (5)      (74)
  Real estate - Construction                 (3)          (55)      (58)
  Real estate - Other                     1,413            55     1,468
                                         ------         -----    ------
  Total                                   3,729          (352)   $3,377
                                         ------         -----    ------
Increase/(decrease) in interest expense:
Deposits:
  Demand - interest bearing                   7             1         8
  Savings & money market                    150          (442)     (292)
  Time certificates                       1,761           233     1,994
                                         ------         -----    ------
  Total                                   1,918          (208)    1,710
                                         ------         -----    ------
Increase/(decrease) in net
  interest income                        $1,322         $(144)   $1,667
                                         ======         =====    ======




NON-INTEREST INCOME

Non-interest income is derived primarily from gains on sales of SBA (Small Business Administration) loans, service charges on deposit accounts, discount brokerage income, earnings on life insurance and SBA loan servicing fees. When comparing the year ended December 31, 1997 to December 31, 1996, non-interest income decreased 13.4% to $1,403,000, compared to $1,620,000 in 1996.

Gains on the sale of the guaranteed portion of SBA loans declined to $265,000 in 1997 versus $567,000 in 1996. This decline in gains on sales resulted from management's decision to retain a larger portion of these loans, earning interest income, rather than selling them immediately. During 1997 the Bank sold SBA loans totaling $3,959,000, compared to $6,390,000 in 1996.

SBA servicing fees increased to $392,000 for 1997 compared to $379,000 for 1996. Service fee income is based on payments received, and therefore, vary from year to year. During 1997, the Bank's average
SBA loan portfolio serviced was $39.1 million compared to $43 million in 1996, which reflects the reduced level of loan sales and the impact of SBA loan payoffs. If the serviced portfolio continues to decline, the revenue will be negatively impacted.

There can be no assurance that the SBA program will continue to generate significant amounts of other non-interest income in the future. The Bank continues to experience additional competition with more financial institutions making SBA loans. The government may also revise the SBA program at any time, which could have a negative impact on the Bank's
profit.   See, "Item 1, The Corporation, Business of the Bank."

Non-interest income includes service charges on deposit accounts. During 1997, service charges totaled $346,000 versus $337,000 in 1996. Service charges vary depending upon the customers' uses of various Bank services. With the growth in deposit customers the fee income also increased. The Bank adjusted its rates for various services during the first quarter of 1996 after several years of no changes, thereby increasing service fee income in the future.

Non-interest income also includes earnings on life insurance held for directors and senior officers which totaled $135,000 in 1997 as compared to $104,000 in 1996. During 1996, the Bank sold US Treasuries, which were classified as held for sale, at a gain of $7,000. There were no gains or losses in 1997. Discount brokerage services generated
$65,000 in 1997 compared to $47,000 in 1996, its first full year of operation.

During 1997, $42,000 in gains on sale of other real estate owned (OREO) was recorded. There were no gains on the sale of OREO in 1996. See, "Other Real Estate Owned." Other non-interest income for 1996 totaled $1,620,000, increasing over the 1995 total of $1,605,000. The decline in gains on the sale of the guaranteed portions of SBA loans, which totaled $567,000 in 1996 compared to $715,000 in 1995 negatively impacted non-interest income, on SBA loan sales totaling $6,390,000 in 1996 and $9,837,000 in 1995. SBA servicing fees increased during 1996 to $379,000 compared to $362,000 in 1995 due to the increase in loans serviced. Discount brokerage services added $47,000 during its first full year. Service charges also increased $31,000 during 1996.


NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy, equipment and the general expenses required for the operation of the Corporation and the Bank. For the year ended December 31, 1997, non-interest expenses totaled $6,716,000, an increase of 4.8% over the previous year.

The following table outlines the components of non-interest expense for the periods indicated:


(In thousands)

                                       Year Ended December 31,
Expense Item                          1997       1996      1995
------------                          ----       ----      ----

Salaries & Employee Benefits        $3,762     $3,521    $3,186
Occupancy                              713        699       698
Equipment                              368        315       283
Advertising/Business Development       318        336       308
Outside Customer Services              249        245       218
Professional Fees                      147        185       130
Stationery & Supplies                  146        161       141
Deposit and Other Insurance            173        142       240
Other                                  840        803       655
                                    ------     ------    ------
TOTAL                               $6,716     $6,407    $5,859
                                    ======     ======    ======


A large portion of the 6.8% increase in salaries and benefits resulted from larger incentive payments since they are tied to loan production and deposit growth, which were at higher than anticipated levels during 1997. Salaries included increases for performance and promotions during the year. The Bank also experienced staff growth in 1997 with the Bank's full time equivalent (FTE) staff positions averaging 73 persons in 1997, compared to 68 in 1996.

Occupancy costs were $713,000 in 1997 compared to $699,000 in 1996. Effective in October 1996, the Oakmont lease payment was reduced from $10,000 per month to $6,000. This reduction in rent resulted from the renegotiation of our lease agreement. This savings partially offset increases in rents based on indexes in the various lease agreements for other locations and increases in property taxes, utilities and maintenance costs.

Equipment expenses increased to $368,000 in 1997 as the Bank has continued to upgrade its computer technology. Progress was made to upgrade from terminals to individual personal computers in the loan department. The Bank has ordered a new mainframe which will allow for additional expansion of personal computers through the use of networks. The new mainframe will be operational in February 1998. The Bank expects that equipment costs will continue to increase in 1998.

Advertising and business development costs vary from year to year depending on the various promotions that have occurred during the year. These costs include promotion of various products (Telebanc, SBA lending, Commercial lending and Deposit campaigns).

Outside customer services increased from $245,000 in 1996 to $249,000 in 1997. Analysis charges are a major expense included in this category. Analysis charges are customer expenses for title and escrow services, check charges, courier and payroll services incurred on behalf of customers who maintain deposit balances sufficient to compensate for these costs. See, "Deposits." While some non-interest expense is incurred, management feels the contribution of the non-interest bearing demand accounts toward lowering overall cost of funds more than offsets this cost.

Professional fees decreased from $185,000 in 1996 to $147,000 in 1997. The Bank's legal costs vary depending on the need to retain legal assistance. During 1996 legal costs increased due to a higher volume of problem loans and foreclosure activity. In 1997, the Bank received reimbursement from the SBA for its share of legal expenses on SBA guaranteed loans, which had previously been expensed by the Bank. See, "Other Real Estate Owned.

Regulatory assessments have varied from $129,000 in 1995 to $55,000 in 1996 to $88,000 in 1997. The Bank's deposit insurance premium is currently in the lowest cost category. The Bank's cost per $100 of insurance deposits fell from $0.23 to $0.04 during 1995 and then fell in the first half of 1996 to zero cents per $100 of insured deposits with an annual minimum payment of $2,000. There can be no assurance that the deposit insurance rates will remain at this low level. Effective in 1997, the Bank was charged a "Financing Corporation" (FICO) assessment at the annual rate of $0.0128 per $100 of
insured deposits.  This cost equaled $25,000 in 1997.   See,
"Description of Business-Supervision
and Regulation-New and Pending Legislation."

Other expenses increased 4.6% to $840,000 during 1997. Included in this category are expenses related to loan costs (broker fees, appraisals, etc.), foreclosure and OREO expense, shareholder and director fees, seminars and travel costs. During 1996, other expenses of $803,000 increased 22.6% over 1995.

Non-interest expenses are expected to increase in 1998 due to the planned growth in the Bank.

The increase in non-interest expenses of 9.4% from the 1995 total of $5,859,000 to $6,407,000 in 1996 was due primarily to staff incentives associated with increased volume of loan and deposit activity which were partially offset by FDIC insurance savings. Loan expenses were higher due expenses associated with problem loan.

The SBA department's direct operating expenses equaled $1,434,000, $1,547,000 and $1,382,000 for the years ended December 1997, 1996 and 1995 respectively.

LOAN PORTFOLIO

The following table shows the composition of the Corporation's loan portfolio, by type of loan, as of the dates indicated.

(In thousands)

                                                       December 31,
Type of Loan                           1997        1996      1995        1994       1993
------------                           ----        ----      ----        ----       ----
Commercial                         $100,283     $84,969    $62,062    $38,688    $31,315
Real Estate Construction             10,982       1,533      3,556      1,701      5,113
Real Estate Other                    95,513      81,008     64,720     49,601     44,048
Installment Loans to Individuals      2,012       2,218      2,702      2,965      3,147
                                   --------    --------   --------    -------    -------
TOTAL                              $208,790    $169,728   $133,040    $92,955    $83,623
                                   ========    ========   ========    =======    =======

The table above illustrates the Bank's emphasis on commercial and real estate lending. At December 31, 1997 and 1996 commercial loans comprised 48.0% and 50.1%, respectively, of the Bank's total loan portfolio. Construction and other real estate loans (combined) comprised 51.0% and 48.6% on those same dates. Management is aware of the risk factors in making commercial and real estate loans and is continuously monitoring the local marketplace as well as performing annual reviews of this portfolio.

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

While SBA loans generally have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have a higher loan-to-value ratio than the Bank typically accepts. This risk is mitigated by the majority of the loans being secured by real estate. If a default on a SBA loan occurs the Bank shares proportionally in the collateral supporting the loan with the SBA which guarantees the loan. At December 31, 1997, the Bank held $92,188,000 in loans generated by the SBA department, of which $46,712,000 was guaranteed by the SBA. At December 31, 1996, the Bank held $69,232,000 in loans generated by the SBA department, of which $28,256,000 was guaranteed by SBA. There were no SBA loans more than 90 days past due and still accruing interest: there were three SBA loan totaling $294,000, of which $40,000 was guaranteed by the SBA, on nonaccrual status, as of December 31, 1997. There were no SBA loan charge offs during 1997.

The category entitled "Real Estate-Other" includes loans which are secured by real estate and not classified as a construction or commercial loan. The majority of these loans are secured by commercial real estate. The Bank offers residential mortgage loans on a limited basis.

Home equity lines of credit, included in real estate - other, equaled 2.1% of the total loan portfolio at December 31, 1997 compared to 2.9% at December 31, 1996. These loans are secured primarily by second trust deeds on single family residences. The Bank typically requires a loan-to-value ratio of no more than 80% for home equity loans. The rates are adjustable monthly based on the Bank's internal reference rate, and terms do not exceed ten years.

Real estate construction loans grew from $1,533,000 in 1996 to $10,982,000 in 1997. The Bank created a construction loan group during 1997 to focus on construction loans primarily for single family residences and commercial properties valued at under $2,500,000 located in Northern California. Construction loans are made to "owner/occupied" and "owner/users" of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. Loan-to-value ratios on construction loans depend upon the nature of the property. The Banks's policy is to require that the loan-to-value ratio ranges from 65% to 75% and that the borrower have a cash equity interest in the land ranging from 25%-50%. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio, and on the earnings and financial condition of the Bank.

The Bank has a small portfolio of consumer loans, equaling 1.3% of the total loan portfolio at December 31, 1996 and 1.0% at December 31, 1997. Personal lines of credit and overdraft protection are offered to customers. Regular underwriting procedures are followed depending upon the type of loans. Revolving lines are reviewed every two years.

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

The following table summarizes the Bank's loan maturities, by loan type, at December 31, 1997. Loans are categorized by the maturity of the final installment.


(In thousands)
                                     Over 1 Year
                             1 year     through       Over 5
                            or Less     5 Years       Years       Total
                            -------    --------      ------       -----
Commercial                  $12,319     $11,318     $76,646    $100,283
Real Estate-Construction      6,787       1,945       2,250      10,982
Real Estate-Other             7,963      13,227      74,323      95,513
Installment Loans               493         963         556       2,012
                            -------     -------    --------    --------
TOTAL                       $27,562     $27,453    $153,775    $208,790
                            =======     =======    ========    ========

Of the total loans due in more than one year at December 31, 1997, $48,396,000 were at fixed interest rates, which includes loans currently at their floor rate, and $132,832,000 were at adjustable interest rates.

INTEREST RATE SENSITIVITY

The Bank attempts to lend at competitive interest rates and to reduce exposure to interest rate fluctuations by making most of its loans at adjustable interest rates.

The following table summarizes the Bank's loan portfolio by contractual repricing frequency and by loan type, at December 31, 1997. SBA loans are considered commercial loans for this analysis. Most of the SBA loans are secured by real estate. The Bank has approximately $27 million in adjustable loans which are priced at floor rate and are considered fixed rate loans, deemed to reprice at their maturity date for the purpose of this analysis.

                                    Over 3 Months  Over 1 Year
                       3 Months or        through      Through    Over 5
(In thousands)                Less         1 Year      5 Years     Years      Total
                        ----------  -------------  -----------    ------      -----
Commercial                 $93,486         $3,635       $3,162             $100,283
Real Estate-Construction     3,625          4,388        1,084    $1,885     10,982
Real Estate -Other          16,226         40,206        9,282    29,799     95,513
Installment Loans            1,514             62          276       160      2,012
                          --------        -------      -------   -------   --------
TOTAL                     $114,851        $48,291      $13,804   $31,844   $208,790
                          ========        =======      =======   =======   ========

Interest rate risk is reduced through the practice of making variable interest rate loans which are tied to an outside rate index. These loans "float", or adjust their rate as the interest rate environment changes. As of December 31, 1997 and 1996 approximately 70% and 72% respectively of the Bank's loan portfolio was comprised of loans with adjustable rates (excluding those which had reached their floors).


ALLOWANCE FOR LOAN LOSSES

In accordance with its policy, the Bank maintains an allowance for loan losses to provide for losses in the loan portfolio. The allowance for loan losses is reviewed monthly and is based on an allocation for each loan category (e.g. Real Estate, Commercial), an allocation for undisbursed commitments, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition, management considers such factors as known loan problems, historical loan loss experience, loan concentrations, loan loss experience in the banking industry, evaluations made by bank regulatory agencies, assessment of economic conditions and other appropriate data to identify risks in the loan portfolio. Based upon this analysis of the allowance for loan losses (which incorporates the growth in the loan portfolio during the year), the Bank has increased the allowance by 24.3% to $2,539,000 at December 31, 1997 compared to $2,042,000 in 1996. The provision for loan losses for the year ended December 31, 1997 was $650,000 as compared to $420,000 for the year ended December 31, 1996. The increase in the allowance and the provision was based upon the growth in the loan portfolio during the year.

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

During 1997, the Bank charged-off five loans (1 commercial, 2 real estate and 2 consumer) totaling $222,000 and recovered $69,000 on real estate loans. In 1996 six loans totaling $62,000 were charged-off and $8,000 was recovered during the year on loans which had been previously charged-off.

The following table sets forth the changes in the allowance for loan losses over the last five years and the relationship to loans outstanding, net of the SBA guaranteed portion, at the end of those periods.

(dollars in thousands)                                    Year Ended December 31,
ALLOWANCE FOR LOAN LOSSES:                       1997      1996      1995       1994      1993
--------------------------                   --------  --------   -------   --------  --------
Balance at Beginning of Period                 $2,042    $1,676    $1,421     $1,113    $1,144
Provision for Loan Losses Charged to Expense      650       420       250        280       174
Less Charge-Offs:
    Commercial                                     48        38         0          0       204
    Real Estate-Other                             140         0        72          0         0
    Consumer loans                                 34        24        30         16         8
                                             --------  --------  --------   --------  --------
     Total Charge-offs                            222        62       102         16       212
                                             --------  --------  --------   --------  --------
Recoveries:
    Commercial                                     69         8        79         20         3
    Real Estate - Other                             0         0        24         24         1
    Consumer                                        0         0         4          0         3
     Total Recoveries                              69         8       107         44         7
                                             --------  --------  --------   --------  --------
Net Charge-offs/(Recoveries)                      153        54        (5)       (28)      205
                                             --------  --------  --------   --------  --------
Balance at the End of the Period               $2,539    $2,042    $1,676     $1,421    $1,113
                                             ========  ========  ========   ========  ========

Total Loans Outstanding at End of
Period-Net of SBA Guarantees                 $162,077  $141,472  $118,716    $89,124   $82,263
                                             ========  ========  ========   ========  ========

Ratio of Ending Allowance to Ending
Loans Outstanding-Net of SBA Loan
Guarantees                                       1.6%      1.4%      1.4%       1.6%      1.4%
                                             ========  ========  ========   ========  ========

AVERAGE TOTAL LOANS                          $191,292  $148,025  $114,819    $90,341   $77,295
                                             ========  ========  ========   ========  ========

Ratio of Net Charge-offs to Average
Loans Outstanding During the Period            0.079%    0.036%  (0.004)%   (0.031)%    0.265%
                                             ========  ========  ========   ========  ========

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



(dollars in thousands)
                           December 31, 1997       December 31, 1996
                           -----------------       -----------------
Category                   Amount  % of Loans      Amount  % of Loans
                           ------  ----------      ------  ----------
Commercial                 $1,312       48.0%      $1,081       50.1%
Real Estate -Construction     133        5.3           66        0.9
Real Estate -Other          1,021       45.7          744       47.7
Installment Loans              73        1.0          151        1.3
                           ------      -----       ------      -----
TOTAL                      $2,539      100.0%      $2,042      100.0%
                           ======      =====       ======      =====


(dollars in thousands)
                                 December 31, 1995     December 31, 1994     December 31, 1993
                                 -----------------     -----------------     -----------------
                                              % of                  % of                  % of
Category                          Amount     Loans      Amount     Loans     Amount      Loans
--------                          ------     -----      ------     -----     ------      -----
Commercial                          $788     46.7%        $524     39.1%       $385      37.4%
Real Estate -Construction            166      2.7          117      1.9         189       6.1
Real Estate -Other                   682     48.6          683     55.7         449      52.7
Installment Loans                     40      2.0           97      3.3          90       3.8
                                  ------    -----       ------    -----      ------     -----
TOTAL                             $1,676    100.0%      $1,421    100.0%     $1,113     100.0%
                                  ======    =====       ======    =====      ======     =====


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

The following table sets forth accruing loans past due 90 days or more and non-accrual loans as of the dates indicated. The $150,000 past due over 90 days was one loan which had matured and was in the process of being renewed. This loan is now current and is not considered an impaired loan.



(dollars in thousands)
                                          December 31,
                             1997     1996     1995    1994   1993
                             ----     ----     ----    ----   ----
Past due 90 days or more     $150       $0       $0      $0     $0
Non-accrual                   318      438      398     201    438
                             ----     ----     ----    ----   ----
Total                        $468     $438     $398    $201   $438
                             ====     ====     ====    ====   ====
Percent of Total Loans       0.2%     0.3%     0.3%    0.2%   0.5%
                             ====     ====     ====    ====   ====
Impaired Loans               $468     $438     $398    $201   $438
                             ====     ====     ====    ====   ====

The amount of interest foregone on the loans on non-accrual at December 31, 1997 totaled approximately $12,000 for 1997 and $23,000 in interest was collected on those loans (prior to those loans being placed on nonaccrual) during the year.

On December 31, 1997, the Bank had $318,000 in non-accrual loans, of which $294,000 was collateralized by real estate and $40,000 was guaranteed by the SBA. As of December 31, 1996, the Bank had $438,000 in non-accrual loans, of which $100,000 was collateralized by real estate and $114,000 was guaranteed by the SBA on loans not secured by real estate.

Potential non-performing loans are identified by management as part of its ongoing evaluation and review of the loan portfolio. Based on such reviews as of December 31, 1997, management has no knowledge of information about any loan which causes management to have doubts about the borrowers' ability to comply with present repayment terms, such that the loan might subsequently be classified as non-performing.

OTHER REAL ESTATE OWNED

The Bank held one property recorded at a fair market value of $130,000 at December 31, 1997. The Bank foreclosed with respect to real estate collateral securing three loans and sold six OREO properties during 1997. The OREO sales resulted in gains totaling $42,000 during the year.

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

At December 31, 1997, deposits totaled $214,747,000, which was an increase of 2.6% from December 31, 1996. The growth of the Bank was impacted by the temporary receipt of an unusually large deposit approximating $16 million in late December 1996. Those funds were on deposit for less than 30 days. This resulted in higher than normal deposit balances at the end of 1996. If year-end 1996 deposits are adjusted to exclude this temporary deposit, December 31, 1997 deposits show an increase of 11.1% from 1996 amounts. This increase was based on new deposit business and expansion of services to existing customers.

Non-interest bearing demand deposits totaled $30,091,000 at December 31, 1997 as compared to $28,612,000 at December 31, 1996. Although these deposits do not bear interest, some of the account holders utilize the Bank's analysis system which gives earnings credits for their collected
average balances based on 100% of the 91-Day T-Bill rate.   The customer
may then use those earnings credits towards various account services such as escrow accounting fees, courier services, payroll, and check printing paid to third party vendors.

Most of the deposit growth at the Bank in 1997 was in time deposit, which increased $8.9 million or 9.5% in 1997. Money market deposits decreased $6.2 million or 8.7% from December 31, 1996 to December 31, 1997. The decrease in money market deposits result from the $16 million short term deposit discussed above that was received at the end of 1996. Had the beginning balances not included this large deposit, money market deposits would have grown $7.1 million or 17.7%.

During both 1996 and 1997, the Bank offered highly competitive rates on time deposits in order to fund growth in loans. Time deposits increased from $66,533,000 at December 31, 1995 to $93,973,000 at December 31,
1996 to $102,904,000 at December 31, 1997. This shift to time deposits which bear a higher rate than other types of deposits, increased the Bank's overall cost of funds. See, "Net Interest Income."

Average balances held in money market rate accounts increased from $58,383,000 in 1996 to $63,932,000 during 1997. The Bank's Sonoma
Investor Reserve account is tied to the 90-day Treasury Bill and reprices on a weekly basis. Since 1994 then the rates offered on longer term time deposit have exceeded the rate offered on the Sonoma Investors Reserve account, and there has been movement into time deposit unless immediate access to funds is needed. During 1997 the Sonoma Investors Reserve accounts offered rates which were competitive with rates offered on 30 to 90 day time certificates, and therefore, this account continues to be a very popular with depositors.

Management attempts to reduce risks from fluctuating interest rates by limiting the maturities on certificates of deposit. The following table sets forth, by time remaining to maturity, the Bank's time certificates of deposit as of December 31, 1997.




                       $100,000 and Over      Less than $100,000
                         Amount                Amount
                      (in 000's)    Pct.    (in 000's)      Pct.


Three Months or Less     $7,018     24.1%     $18,607       25.2%
3 to 6 months             7,330     25.2       15,390       20.9
6 months to 1 year        9,524     32.7       24,519       33.2
Over 1 year               5,230     18.0       15,286       20.7
                        -------    -----      -------      -----
Total                   $29,102    100.0%     $73,802      100.0%
                        =======    =====      =======      =====

At December 31, 1997, certificates of deposit of $100,000 or more constituted approximately 13.6% of total deposits. The holders of these deposits are primarily local customers of the Bank. While these deposits are rate sensitive, the Bank believes they are stable deposits, as they are obtained primarily from customers with other banking relationships with the Bank.

INVESTMENT PORTFOLIO

The following table shows the book value of the Bank's investment portfolio at December 31, 1997, 1996 and 1995.

                                                December 31,
(in thousands)                        1997        1996        1995

U.S. Treasury Securities            $1,500     $16,009     $10,756
U.S. Government-Sponsored Agencies   3,498           0           0
Mortgage-Backed Securities             452           0           0
Federal Home Loan Bank Stock         1,511           0           0
Federal Reserve Stock                  129         123         123
                                    ------     -------     -------
Total                               $7,090     $16,132     $10,879
                                    ======     =======     =======
Securities Pledged                    $500        $500        $500
                                    ======     =======     =======


The following table shows the yield of investments (at amortized cost) by maturity ranges as of December 31, 1997.


(in thousands)                        Amount          Yield
                                      ------          -----
One year or less                      $2,999           5.63%
Over one year through 5 years          2,293           6.05
Over 5 years through 10 years            159           5.25
Over 10 years                              0
                                      ------          -----
Total                                 $5,451           5.79%
                                      ======          =====

The Bank's investments in U.S. Treasury securities declined from $16,009,000 at December 31, 1996 to $1,500,000 at the end of 1997. The
Bank had excess liquidity at the end of 1996 and the receipt of a large short term deposit. $10 million of the funds from that deposit were invested in U.S. Treasury securities with a maturity of January 2, 1997 at a yield of 4.16%. At maturity, the funds were reinvested in Fed Funds Sold. See, "Deposits." The yield on average investments equaled 5.53% during 1996 compared to 5.73% in 1997. See, "Net Interest Income."

The Federal Home Loan Bank ("FHLB") stock was purchased during 1997. Stock purchase is a requirement of establishing a borrowing relationship. See, "Liquidity." The Bank receives dividends quarterly based upon the earnings of the Federal Home Loan Bank Stock. The Bank received an annualized yield of 6.2% during 1997. The Bank invested in mortgage-backed securities to qualify for participation with the FHLB since there is a requirement that participating banks have a minimum percentage of its loan outstandings in residential loan products.
Since year end these securities have matured. The Federal Reserve Bank stock has a yield of 6.0%.

Investments are carried at amortized cost or market value, depending on whether they are held to maturity or available for sale. At December 31, 1997, $3,139,000 was held as held-to-maturity and $3,951,000 as held as available-for- sale per accounting definitions. All debt securities, at December 31, 1997 and 1996 were categorized as held-to-maturity. The market value of securities equaled $7,089,000 at December 31, 1997 and $16,132,000 at December 31, 1996.

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

Cash and due from banks, federal funds sold and time certificates of deposit totaled $16,182,000 or 6.9% of total assets at December 31, 1997 compared to $37,158,000 or 16.5% at the end of 1996. This decline in liquidity resulted from several events. During the third quarter, the Bank entered into an arrangement with the Federal Home Loan Bank for short term secured borrowings. This additional source of liquidity justified reducing the level of liquidity held in Cash and Fed Funds and the Bank's liquidity guidelines were reduced. Then, during December of 1997, the Bank increased its loan portfolio by $7.3 million, which reduced the Bank' liquidity to below policy guidelines. Also during December of 1997, a new certificate of deposit campaign was implemented to raise liquidity, but there is a delay in the receipt of deposits following publication of a certificate of deposit campaign. Additionally, the ALCO committee approved the sale of $2 million in SBA loans in January 1998. As a result of these actions the liquidity position improved during January and came within policy guidelines by January 5, 1998.

At December 31, 1997 and 1996 the Bank's ratio of loans-to-deposits was 97.2% and 86.9% respectively. Due to the high loan growth in December 1997, the loan-to-deposit ratio exceeded the policy guideline of 95% at 1997 year end. During January of 1998 the ratio of loans-to-deposits declined and came within policy guidelines.

The Bank has two federal funds lines of credit totaling $9,000,000 with two financial institutions. These lines are available on a short term basis to meet cash demands that may arise. The Bank has also established a borrowing relationship with the Federal Home Loan Bank, as discussed above, which will provide a new source of funds for loan growth and liquidity purposes.

The Bank funded loan growth during 1997 through increased interest-bearing deposits (mainly time deposits) and liquidity.
Deposits increased during 1997 and 1996 largely due to deposit campaigns which offered higher rates to attract new time deposits. This trend is expected to continue in 1998.

The following table represents the Corporation's interest rate sensitivity profile as of December 31, 1997. Assets, liabilities and shareholders' equity are classified by the earliest possible repricing opportunity or maturity date, whichever first occurs.

                                                    Over 3
                                                    months     Over 1 year        Non-rate
Balance Sheet                        Through 3     through       through 5    Sensitive or
(in thousands)                         months       1 year           years    Over 5 years      Total
                                     --------     --------        --------        --------   --------
Assets
Fed funds sold                         $8,770                                                  $8,770
Investment securities                   1,500                        3,498           2,092      7,090
Loans                                 114,851       48,291          13,804          31,844    208,790
Non-interest-earning assets
(net of allowance for loan
losses)                                                                              9,087      9,087
                                    ---------     --------        --------        --------   --------
                                     $125,121      $48,291         $17,302         $43,023   $233,737
                                    =========     ========        ========        ========   ========
Liabilities & Shareholders Equity

Time Deposits $100,000 and over        $7,018       $7,330          $9,524          $5,230    $29,102
All other interest-bearing deposits   100,439       15,390          24,519          15,286    155,634
Non-interest bearing liabilities                                                    31,292     31,292
Other Liabilities &
Shareholders' Equity                                                                17,709     17,709
                                     --------      --------        --------       --------   --------
                                     $107,457       $22,720         $34,043        $69,517   $233,737
                                     ========      ========        ========       ========   ========
Interest Rate Sensitivity (1)         $17,664        25,571        ($16,741)      ($26,494)


Cumulative Interest Rate Sensitivity  $17,664       $43,235         $26,494              0
                                     ========      ========        ========       ========


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

At December 31, 1997, the Corporation had non-interest and interest bearing cash balances of $162,000, which management believes is adequate to meet the Corporation's foreseeable operational expenses.

RETURN ON EQUITY AND ASSETS

The following table shows key financial ratios for the years ended December 31, 1997, 1996 and 1995:

                                     Year Ended December 31,
                                     1997       1996     1995
                                     ----       ----     ----
Return on Average Assets              1.4%       1.3%     1.2%
Return on Average
 Shareholders' Equity                20.3%      17.6%    15.4%
Average Shareholders' Equity
 as a Percent of Average Assets       7.1%       7.2%     7.9%
Dividend Payout Ratio                 N/A        N/A     15.7%


EFFECTS OF INFLATION

Inflation affects the Bank and the banking business generally because of its effect on interest rates and loan demand. To offset inflation and the resulting changes in interest rates and market demands, the Bank attempts to maintain liquid interest bearing assets and to manage its assets and liabilities such that they can be repriced within a short period of time. In addition to its effect on market conditions and interest rates, inflation increases the Corporation's cost of operations. The rate of inflation has maintained a very low annual rate during 1997 and 1996.

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

The Bank and the Corporation are considered "Well-Capitalized" under the "risk- based" capital methodology. The Bank's leverage capital ratio was 7.3% of its total assets. The Bank's total risk-based capital ratio was 10.8% at December 31, 1997. The minimum acceptable level at December 31, 1997 was 8.0%. The Corporations leverage capital ratio was 7.4%, with total risk-based capital equaling 11.0%, at December 31, 1997.

INCOME TAXES

The 1997 provision for income tax equaled $2,218,000, which included a state tax provision of $583,000,. The overall effective tax rate was 40.4% during 1997. See, "Item 7, Consolidated Financial Statements, Note 6." The provision for federal income taxes for 1996 was $1,251,000, and the state provision was $468,000. The overall effective tax rate for 1996 was 42.7%. The decline in the effective tax rate resulted from positive tax adjustments in the accrual calculation.



YEAR 2000

The Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures, due to processing errors arising from calculations using the year 2000 date. The Company expects to incur additional costs on its program to redevelop, replace, or repair its computer applications to make them "year 2000 compliant." While the Company believes it is doing everything technologically possible to assure year 2000 compliance, it is to some extent dependent upon vendor cooperation. The Company is requiring its computer systems and software vendors to represent that the products provided are, or will be, year 2000 compliant, and has planned a program of testing for compliance. It is recognized that any year 2000 compliance failures could result in additional expense to the Company.

NEW AND PENDING ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and will become effective for the Company's 1998 fiscal year, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents contributions by shareholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's current reporting and disclosures.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for disclosures about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No
14. "Financial Reporting for Segments of a Business Enterprise. SFAS 131 will become effective for the Company's 1998 fiscal year and requires that comparative information from earlier years to be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.


 ITEM 7.

Financial Statements
            NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY

      REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS
          for the years ended December 31, 1997 and 1996
                REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders of Northern Empire Bancshares and Subsidiary:

We have audited the consolidated balance sheets of Northern Empire Bancshares and Subsidiary (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.






San Francisco, California
February 2, 1998


             NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                 as of December 31, 1997 and 1996

(dollars in thousands)

                   ASSETS                          1997          1996
Cash and cash equivalents:
  Cash and due from banks                      $  7,412      $ 11,066
  Federal funds sold                              8,770        22,724
   Total cash and cash equivalents               16,182        33,790
Certificates of deposits in other
 financial institutions                               -         3,368
Investment securities:
  Held-to-maturity                                3,139        16,132
  Available-for-sale                              3,951             -
Loans receivable, net                           204,408       165,681
Leasehold improvements and equipment, net           683           620
Accrued interest receivable and other assets      5,374         5,202
                                               --------      --------
Total assets                                   $233,737      $224,793
                                               ========      ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits                                     $214,747      $209,235
  Accrued interest payable and
   other liabilities                              1,281         1,220
                                               --------      --------
Total liabilities                               216,028       210,455

Commitments and contingencies (Note 10).

Shareholders' equity:
  Preferred stock, no par value; authorized,
  10,000,000 shares; none issued or
  outstanding                                         -             -

  Common stock, no par value; authorized,
  20,000,000 shares; shares issued and
  outstanding, 1,555,069 in 1997 and
  1,534,523 in 1996                               9,778         9,677

  Retained earnings                               7,931         4,661
                                               --------      --------
Total shareholders' equity                       17,709        14,338
                                               --------      --------
Total liabilities and shareholders' equity     $233,737      $224,793
                                               ========      ========


            NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
          for the years ended December 31, 1997 and 1996
(dollars in thousands)                        1997             1996
Interest income:
  Loans                                    $19,084          $15,005
  Certificates of deposits in
   other financial institutions                 75              265
  Federal funds sold and
   investment securities                     1,486            1,153
                                           -------          -------
Total interest income                       20,645           16,423
                                           -------          -------
Interest expense                             9,191            7,191
                                           -------          -------
Net interest income before
 provision for loan losses                  11,454            9,232
Provision for loan losses                      650              420
                                           -------          -------
Net interest income after provision
 for loan losses                            10,804            8,812
                                           -------          -------
Other income:
  Service charges on deposits                  346              337
  Gain on sale of loans                        265              567
  Other                                        792              716
                                           -------          -------
Total other income                           1,403            1,620
                                           -------          -------
Other expenses:
  Salaries and employee benefits             3,762            3,521
  Occupancy                                    713              699
  Equipment                                    368              315
  Outside customer services                    249              245
  Deposit and other insurance                  173              142
  Professional fees                            147              185
  Advertising                                  184              150
  Other                                      1,120            1,150
                                           -------          -------
Total other expenses                         6,716            6,407
                                           -------          -------
Income before income taxes                   5,491            4,025
Provision for income taxes                   2,218            1,719
                                           -------          -------
Net income                                 $ 3,273          $ 2,306
                                           =======          =======
Earnings per common share                  $  2.12          $  1.50
                                           =======          =======
Earnings per common share
 assuming dilution                         $  2.03          $  1.46




            NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          for the years ended December 31, 1997 and 1996


(dollars in thousands)

                                             Common Stock
                                        --------------------     Retained
                                         Shares       Amount     Earnings          Total
                                       ---------      ------     --------        -------
Balance, December 31, 1995             1,388,355      $7,433      $ 4,549        $11,982
Stock options exercised                    3,578          52                           52
Payout of fractional shares                                           -2             -2
Stock dividend                           142,590       2,192       -2,192
Net income                                                          2,306          2,306
                                       ---------      ------      -------        -------
Balance, December 31, 1996             1,534,523       9,677        4,661         14,338

Stock options exercised                   20,546         101                          101
Payout of fractional shares                                            -2             -2
Change in unrealized gain/loss on
  available-for-sale securities                                        -1             -1
Net income                                                          3,273          3,273
                                       ---------      ------       ------        -------

Balance, December 31, 1997             1,555,069      $9,778       $7,931        $17,709
                                       =========      ======       ======        =======





             NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the years ended December 31, 1997 and 1996

(dollars in thousands)                             1997           1996
                                                   ----           ----
Cash flows from operating activities:
  Net income                               $      3,273       $  2,306

 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Provision for loan losses                         650           420
   Depreciation, amortization and accretion          320           290
   Net increase (decrease) in deferred loan
     fees and discounts                             -162           228
   Deferred income taxes                            -216           -28
   Increase in interest receivable and other assets -184          -492
   Increase in accrued interest payable and
    other liabilities                                 61           460
                                                --------      --------
Net cash provided by operating activities          3,742         3,184
                                                --------      --------
Cash flows from investing activities:
 Purchase of: Held-to maturity securities        -16,354       -21,003
              Available-for-sale securities       -6,977             -
 Proceeds from: Maturities of held-to-maturity
                securities                        24,500        15,750

 Maturities of available-for-sale securities       3,043             -
 Sale of available-for-sale securities             5,006             -
 Net decrease in deposits in other
  financial institutions                           3,368         1,771
 Net increase in loans receivable                -39,164       -37,102
 Purchase of leasehold improvements and
  equipment, net                                    -383          -163
                                                --------      --------
   Net cash used in investing activities         -26,961       -40,747
                                                --------      --------
Cash flows from financing activities:
  Net increase in deposits                         5,512        55,015
  Payment of cash dividends                           -2            -2
  Stock options exercised                            101            52
                                                --------      --------
 Net cash provided by financing activities         5,611        55,065
                                                --------      --------

 Net increase (decrease) in cash and
  cash equivalents                               -17,608        17,502

Cash and cash equivalents at beginning of year    33,790        16,288

                                               --------       --------
Cash and cash equivalents at end of year        $16,182        $33,790
                                               ========       ========

Other cash flow information:
  Interest paid                                 $ 9,178        $ 7,150
  Income taxes paid                             $ 2,394        $ 1,860
  Addition to other real estate owned           $   227        $   359






NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 1.   Summary of Significant Accounting Policies:

Organization:
Northern Empire Bancshares (the "Company") is a bank holding company which conducts its primary business through its wholly owned subsidiary, Sonoma National Bank (the "Bank"), a commercial bank located in Sonoma County, California. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Investment Securities:
The Bank classifies and accounts for debt and equity securities as follows:

    Held-to-Maturity:
       Debt securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated remaining term of the underlying security.
       Trading Securities:
       Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at market value, with unrealized gains and losses included in earnings. The Bank held no trading securities during 1997.
    Available-For-Sale:
       Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available-for-sale. After amortization or accretion of any premiums or discounts, these assets are carried at market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of tax as a separate component of stockholders' equity until realized.

       Realized gains and losses on held-to-maturity and available-for-sale securities are computed using the specific identification method using amortized cost.

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

 A loan is considered impaired if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Any allowance for losses on impaired loans is measured under one of three prescribed methods. Since almost all of the Company's loans are collateral dependent, the calculation of the impaired loans is generally based on the fair value of the collateral.

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

Earnings Per Share:
Earnings per share (EPS) amounts for the years ended December 31, 1997 and 1996 are shown in accordance with SFAS No. 128 Earnings per Share which was effective for fiscal years ended after December 15, 1997 and requires restatement of prior period EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing diluted income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Bank's common stock throughout the period.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 1997 and 1996.

                                         1997                                     1996
                         ---------------------------------------   ----------------------------------
                                                             Per                                  Per
                            Income           Shares        Share      Income        Shares      Share
(dollars in thousands)   (Numerator)     (Denominator)    Amount   (Numerator)  (Denominator)  Amount
Net income                $ 3,273                                   $ 2,306
                          =======                                   =======



Basic EPS
Income available to common
stockholder               $ 3,273          1,545,729       2.12     $ 2,306      1,533,057      1.50
                          =======                          ====     =======                     ====


Effect of Dilutive Securities

Stock options                                 65,716                                43,645
                                           ---------                             ---------

Diluted EPS
Income available to common
stockholders + assumed
conversion                $ 3,273          1,611,445       2.03     $ 2,306      1,576,702     1.46
                          =======          =========       ====     =======      =========     ====



Reclassifications:
Certain amounts in the 1996 financial statements have been reclassified to conform with 1997 classifications.


The amortized cost and estimated market values of investment securities at December 31, 1997 and 1996 were as follows:


                                                               1997
                                            --------------------------------------------
                                                       Unrealized   Unrealized     Market
                                            Cost            Gains       Losses      Value
                                            ------     ----------   ----------     ------
Available for sale:
   U.S. Government Agency Securities       $ 3,952                       $-1      $ 3,951
Held to maturity:
   U.S. Treasury Securities                  1,499            -            -        1,499
Restricted:
   Federal Reserve Bank Stock                  129                                    129
Federal Home Loan Bank Stock                 1,511                                  1,511
                                           -------          ------       -----     ------
                                           $ 7,091            -          $ -1     $ 7,091
                                           =======          ======       =====    =======

                                                               1996
                                            --------------------------------------------
                                                       Unrealized   Unrealized     Market
                                            Cost            Gains       Losses      Value
                                            ------     ----------   ----------     ------
Held to maturity -
     U.S. Treasury securities              $16,009      $    1       $     -1      $16,009
Other securities -
    Federal Reserve Bank stock                 123                                     123
                                           -------      ------       --------      -------
                                           $16,132      $    1       $     -1      $16,132
                                           =======      ======       ========      =======


Investment securities totaling $500,000 at December 31, 1997 and 1996, were pledged to secure certain deposits.

During the year ended December 31, 1997, the bank sold one security classified as available-for-sale, for proceeds of $5,006,000 and recognized no gain or loss. During the year ended December 31, 1996, the bank sold one security, classified as available-for-sale, for proceeds of $1,002,000 and recognized a gain of $7,000.

The amortized cost and estimated market value of investment securities at December 31, 1997 by contractual maturity is as follows:


(dollars in thousands)
                                       Amortized Cost      Market Value


Held-to-maturity:  One year or less            $1,499          $1,499
                                               ------          ------


Available -for -sale:
   One year or less                             1,500           1,500
   Over one through five years                  2,293           2,292
   Over ten years                                 159             159
                                              -------          ------
                                               $3,952          $3,951
                                              -------          ------
                                               $5,451          $5,450
                                              =======          ======



3.   Loans and Allowance for Loan Losses:
Loans at December 31, 1997 and 1996 consisted of the following:



(dollars in thousands)                   1997                1996

Commercial loans                     $100,283             $84,969
Consumer installment loans              2,012               2,218
Real estate loans:
  Construction                         10,982               1,533
  Other                                95,513              81,008
                                    ---------            --------
                                      208,790             169,728

Deferred loan fees and discounts       -1,843              -2,005
Allowance for loan losses              -2,539              -2,042
                                    ---------           ---------
                                     $204,408            $165,681
                                    =========           =========


  The Company's lending activities are concentrated primarily in Sonoma
County; however, the   Company makes loans under the Small Business
Administration primarily in Northern California and  Arizona.  There were no industry or borrower group concentrations at December 31, 1997.



    3.   Loans and Allowance for Loan Losses:
      A summary of activity in the allowance for loan losses is as follows:



(dollars in thousands)          1997                  1996
                                ----                  ----
Balance, beginning of year     $2,042                $1,676
Provision for loan losses         650                   420

Charge-offs                      -222                   -62

Recoveries                         69                     8
                               ------                ------
Balance, end of year           $2,539                $2,042
                               ======                ======


There were four loans totaling $318,000 and six loans totaling
$438,000 on nonaccrual status as of December 31, 1997 and 1996, respectively. Interest foregone on such loans totaled $12,000 in 1997 and $32,000 in 1996.

At December 31, 1997 and 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114, as amended by SFAS No. 118, totaled $318,000 and $438,000, with a corresponding valuation allowance of $54,000 and $201,000, respectively.
The average recorded investment in impaired loans in 1997 and 1996 was
$378,000 and   $418,000, respectively.  No interest income was
recognized on impaired loans in 1997 and 1996.

As discussed in Note 1, the Company originates loans guaranteed by the U.S. Small Business Administration (SBA). The Company has the option to sell to outside investors, usually at a price in excess of par, the guaranteed portion of these loans and retain the remaining unguaranteed portion in its loan portfolio. When the Company sells the guaranteed portion of such loans, it transfers the SBA guarantee to the buyer and retains the servicing function. At December 31, 1997 and 1996, the Company serviced $33,893,000 and $44,110,000 in loans guaranteed by the SBA of which the Company's retained interests in these loans range from 10% to 35%. The Company and the SBA share losses on these loans on a pro rata basis. In addition, at December 31, 1997 and 1996, loans receivable included $43,988,000 and $28,256,000 of SBA loans which could be sold in the future.

At December 31, 1997 and 1996 the Company serviced additional loans for others totaling $8,395,000 and $10,494,000, respectively.

4.   Leasehold Improvements and Equipment:

Leasehold improvements and equipment consisted of the following at December 31, 1997 and 1996:



(dollars in thousands)             1997              1996
                                  -----              ----
Leasehold improvements           $  963            $  942
Furniture and equipment           1,752             1,513
                                 ------            ------
Total                            $2,715             2,455
Less accumulated depreciation
  and amortization               -2,032            -1,835
                                 ------            ------
Total                            $  683            $  620
                                 ======            ======


Depreciation and amortization of approximately $320,000 and $290,000 were charged to expense for the years ended December 31, 1997 and 1996, respectively.


5. Deposits:
      Deposits consisted of the following at December 31, 1997 and 1996:



(dollars in thousands)             1997            1996
                                   ----            ----
Noninterest-bearing deposits   $ 30,092        $ 28,612

Interest-bearing deposits:
  Money market rate              64,842          71,087
  Savings                         3,823           4,095
  Demand                         13,086          11,468
  Certificates of deposit       102,904          93,973
                                -------         -------
                               $214,747        $209,235
                               ========        ========

  Certificates of deposits with balances of $100,000 or more totaled
$29,104,000 and $25,621,000 at December 31, 1997 and 1996, respectively.

  Certificates of deposit have remaining maturities at December 31, 1997 and 1996 as follows:



5.Deposits, continued:

  (dollars in thousands)               1997          1996
                                       ----          ----
  Three months or less             $ 25,572      $ 22,855
  Over three through six months      22,721        25,335
  Over six through twelve months     34,082        37,969
  Over twelve months                 20,529         7,814
                                   --------      --------
  Total certificates of deposit    $102,904      $ 93,973
                                   ========      ========



6.   Income Taxes:
The components of the provision for federal and state income taxes are as follows:



(dollars in thousands)                1997            1996
                                      ----            ----
Currently payable:
   Federal                          $1,784          $1,219
   State                               650             528
                                    ------          ------
                                     2,434           1,747

Deferred:
   Federal                            -132              45
   State                               -84             -73
                                    ------          ------
                                      -216             -28
                                    ------          ------
                                    $2,218          $1,719
                                    ======          ======


A reconciliation of the statutory tax rates to the effective tax rates is as follows:

                               1997           1996
                               ----           ----
Statutory federal tax rate     35.0           35.0
State tax, net of federal
income tax effect               7.2            7.2
Other, net                     -1.8            0.5
                               ----           ----
                               40.4           42.7
                               ====           ====


  The components of deferred income tax assets net of liabilities as of December 31, 1997 and 1996 are as follows:

(dollars in thousands)

                               1997            1996
                             Deferred       Deferred
                            Tax Assets      Tax Assets
                          (Liabilities)   (Liabilities)
                           -----------     -----------
Loan loss reserves          $  810           $  650
Deferred compensation          140               86
Deferred loan fees              41               61
State taxes, net of
  federal effect               454              370

All others                    -166             -104
                            ------           ------
Total                       $1,279           $1,063
                            ======           ======

7. Stock Option Plan:

The Company's stock option plan provided for granting of stock options (up to 311,380 shares) to directors and officers to purchase shares of the Company's stock at a price not less than the fair market value on the date the option is granted. Options to outside directors vest at the time of grant. Options to officers and directors who are also officers vest over five years from the date of grant. All options expire ten years from the date of grant.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123),
Accounting for Stock Based Compensation, is effective for transactions entered into for fiscal years beginning after December
31, 1995, and applies to awards made in fiscal years beginning after December 31, 1994. This statement defines a fair-value method of accounting for stock-based compensation. As permitted by SFAS No. 123, the Company accounts for stock options under APB
Opinion No. 25, under which no compensation cost has been recognized.
The Company has made no awards under its stock option plans subsequent to January 1, 1995. As such, pro forma net income and earnings per share data as if compensation cost for these plans had been determined consistent with SFAS No. 123 would not differ from the reported amounts in the Company's income statement.

A summary of all stock option activity for the year ending
December 31, 1997 is presented below:


                                                     Weighted-Average
                                                       Exercise Price
                                                      Weighted-Average
                                                         Exercise
                                    Shares                Price
                                  ----------         ----------------
Outstanding, December 31, 1996      100,773               $6.33

   Exercised                        -20,546               $4.94

                                    -------
Outstanding, December 31, 1997       80,227
                                    =======

Options exercisable at year-end      80,227
                                    =======







The following table summarizes information about the Plan's stock options at December 31, 1997:


                         Outstanding  Weighted-Average
                             at          Remaining      Weighted-Average
Range of Exercise Price   12/31/97    Contractual Life   Exercise Price
-----------------------   --------    ----------------   --------------
    $5.74 - $7.01          80,227         2.1 years         $6.32


In 1994, the stock option plan expired, therefore at December 31, 1997 and 1996, there were no options to purchase shares available, under the 1984 plan, for future grants.


8. Deferred Compensation:

The Company has entered into deferred compensation agreements with two key officers and four board members. Under these agreements, the Company is obligated to provide for each such employee/director or their beneficiaries, during a period of 15 years after the employee's/director's death, disability, or retirement, annual benefits ranging from $75,000 to $100,000 for the employees and $13,000 to $55,000 for the directors. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred and amount accrued for this plan for the years ended December 31, 1997 and 1996 totaled
$156,517 and $104,000, respectively. The Company is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 1997 and 1996, the cash surrender value of these policies was $1,900,000 and $1,778,000, respectively, which is included in other assets.

9.   Employee Benefit Plan:

The Company has a 401(k) savings plan covering substantially all employees of the Company. Under the provisions of the plan, employees who elect to participate are allowed to make "deferred contributions" (as defined in the Plan Agreement) of up to 15% of their annual salary with a maximum of $9,500. In addition, the Company will make matching contributions equal to 100% of each employee's elective deferral with a maximum of $1,000 per employee. Contributions by the Company for the year ended December 31, 1997 and 1996 amounted to $52,000 and $46,000, respectively.

10.  Related Party Transactions:

The Company has and expects to have, in the future, banking transactions in the ordinary course of business with directors, officers and their associates. An analysis of the loans to related parties is as follows:


(dollars in thousands)


                              1997           1996
                              ----           ----
Balance, beginning of year   $6,075         $4,581

Additions                    10,336          6,164

Principal reductions         -9,396         -4,670
                             ------         ------
Balance, end of year         $7,015         $6,075
                             ======         ======


The Company has entered into three operating leases for branch and office facilities with a Director or partnerships owned by Directors of the Company. Rental payments made under these leases were $189,000 and $331,000 for the years ended December 31, 1997 and 1996, respectively.
Two of the leases require that rental payments will increase each year based on the consumer price index, and under certain circumstances, average deposits at the branch. Two of the leases changed owners during the year and are no longer related party transactions.


11.  Commitments and Contingencies:

The Bank is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Bank's daily demand deposit balances. Required deposits held with the Federal Reserve at December 31, 1997 were $1,205,000.
The future minimum noncancellable lease payments as of December 31, 1997 are as follows:


(Dollars in thousands)

        1998        $  401
        1999           339
        2000           341
        2001           329
   Thereafter        1,071
                    ------
     Total          $2,481


Total rental expense for the years ended December 31, 1997 and 1996 was $480,000 and $481,000, respectively.





12.  Regulatory Capital Requirements:

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital
(as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).
Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which it is subject.


(dollars in thousands
                                  For Capital    To Be Well-Capitalized
                                    Adequacy     Under Prompt Corrective
                    Actual          Purposes        Action Provisions
               Amount   Ratio     Amount   Ratio     Amount     Ratio
               ------   -----     ------   -----     -----      ------
Total Capital (to Risk Weighted Assets):

Consolidated $ 19,952   11.0%   $ >14,576  >8.0%   $ >18,220    >10.0%
Bank           19,743   10.8%     >14,754  >8.0%     >18,218    >10.0%


Tier 1 Capital (to Risk Weighted Assets):

Consolidated   17,671   9.7%      > 7,288  >4.0%     >10,932    > 6.0%
Bank           17,462   9.6%      > 7,287  >4.0%     >10,931    > 6.0%

Tier 1 Capital (to Average Assets):

Consolidated  17,671    7.4%      > 9,591  >4.0%     >11,988     > 5.0%
Bank          17,462    7.3%      > 9,575  >4.0%     >11,968     > 5.0%



As of December 31, 1997, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.
To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratio as set forth in the table, and not subject to a capital directive. Payment of dividends by the Bank is limited under regulation. The amount that can be paid in any calendar year without prior approval of the Office of the Comptroller of the Currency cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. Therefore, the payment of dividends by the Company may also be limited.


13.  Fair Values of Financial Instruments:

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

Loans Receivable:
In order to determine the fair values for loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on the carrying values. The fair values of other loans are estimated using discounted cash flow analysis. The discount rates used in these analysis are generally based on origination rates for similar loans of comparable credit quality. Maturity estimates of installment loans are based on historical experience with prepayments.

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

Off-Balance Sheet Instruments:
The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties.


(dollars in thousands)

                       December 31, 1997      December 31, 1996
                       Carrying     Fair      Carrying     Fair
                       Amount      Value      Amount      Value
                       ------      -----      ------      -----
Financial Assets:
Cash equivalents and
 certificates
  of deposits          $16,182   $16,182      $37,158    $37,159

Investments securities   7,091     7,091       16,009     16,009
Loans receivable, net  204,408   212,002      165,681    168,577
                      --------  --------     --------   --------
                      $227,681  $235,275     $218,848   $221,745
                      ======== =========     ========   ========

Financial Liabilities:
Deposits              $214,747  $214,761     $209,431   $209,597
                      ========  ========     ========   ========



Off-balance sheet financial instruments:
Commitments to
 extend credit        $     -       $231         $ -        $166
Standby letters of credit   -          -           -           4
                       -------    ------       -----       -----
                          $ -       $231         $ -        $170
                       =======    ======       =====       =====

14.  Financial Instruments with Off-Balance Sheet Risk:

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

At December 31, 1997 and 1996 loan commitments totaled $23,123,000 and
$16,590,000, respectively and standby letters of credit totaled $80,000 and $377,000, respectively.

15.   Parent Company Only Condensed Financial Information:

The condensed financial statements of Northern Empire Bancshares
(parent company only) as of December 31, 1997 and 1996, and for each of the two years in the period ended December 31, 1997, are presented below:

Balance Sheets (dollars in thousands)


                                             1997      1996
                                            -----     -----
Assets:
 Cash and cash equivalents                 $  162    $   196
 Investment in Sonoma National Bank        17,501     14,060
 Other assets                                  86         91
                                          -------    -------
 Total assets                             $17,749    $14,347
                                          =======    =======
Liabilities and shareholders' equity:
   Other liabilities                      $    40    $     9
   Preferred stock, no par value;
    authorized, 10,000,000 shares;
    none issued or outstanding
   Common stock, no par value;
    authorized, 20,000,000 shares;
    issued and outstanding 1,555,069
    in 1997 and 1,534,523 in 1996           9,778      9,677
   Retained earnings                        7,931      4,661
                                          -------     ------
       Total shareholders' equity          17,709     14,338
                                          -------     ------
 Total liabilities and
  shareholders' equity                    $17,749    $14,347
                                          =======    =======

15.  Parent Company Only Condensed Financial Information, continued:


Statements of Income (dollars in thousands)


                                          1997              1996
                                          ----              ----

Interest and other income               $   16             $   8
Administrative expenses                     -9                -9
Income taxes expense                        25                -1
Equity in undistributed earnings of
 Sonoma National Bank                    3,241             2,308
                                        ------            ------
Net income                              $3,273            $2,306
                                        ======            ======

Statements of Cash Flows
(dollars in thousands)                      1997           1996
                                            ----           ----
Cash flows from operating activities:
  Net income                             $ 3,273        $ 2,306
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
   Change in other assets                      5            -40
   Change in other liabilities                31              8
                                          ------         ------
 Total                                     3,309          2,274
Less equity in undistributed earnings
 of Sonoma National Bank                  -3,241         -2,308
                                         -------        -------
Net cash provided by (used in)
  operating activities                        68            -34

Cash flows from investing activities:
 Capital contributed to
   Sonoma National Bank                     -200              -
                                         -------         -------
Net cash (used in) provided by
 investing activities                       -200              -
                                         -------         -------
Cash flows from financing activities:
  Cash dividend paid                          -3              -2
  Stock options exercised                    101              52
                                         -------         -------
Net cash provided by
 financing activities                         98              50
                                         -------         -------
Net increase (decrease) in cash
and cash equivalents                          -34             16
 Cash and cash equivalents:
 Beginning of year                            196            180
                                           ------         ------
 End of year                                $ 162           $196
                                          =======        =======
ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.





                              Part III

ITEM 9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

The following are the directors and executive officers of the Corporation and the
Bank:

Name and Positions with the                      Principal Occupation
Corporation and the Bank          Age            During the Past 5 Years
---------------------------       ---            -----------------------

Deborah A. Meekins,                45            President and Chief
President & Chief Executive                      Executive Officer of
Officer and Director                             the Bank since February
                                                 1991.

Clement C. Carinalli               52            Retired CPA, local
Director of the Corporation                      Businessman, rancher
and the Bank                                     and real estate
                                                 investor.

Patrick R. Gallaher,               52            Certified Public
Chief accounting Officer of the                  Accountant and local
Corporation and Director of the                  businessman; major
Corporation and the Bank                         shareholder in Oakmont
                                                 Developers, a Santa
                                                 Rosa development
                                                 company.

William P. Gallaher,               47            Real Estate developer
Director of the Corporation                      and investor; President
and the Bank                                     of Oakmont Developers;
                                                 President of Gallaher
                                                 Construction Company.

William E. Geary,                  69            Senior Partner in
Director of the Corporation                      Geary,Shea & O'Donnell,
and the Bank                                     a Santa Rosa law firm.

Dennis R. Hunter,                  55            Real estate investor
Chairman of the Board of the                     and developer in Santa
Corporation and Vice Chairman of                 Rosa; principal in
the Board of the Bank                            Investment Development
                                                 Fund, a venture capital
                                                 fund.

James B. Keegan, Jr.,              49            Partner in Keegan &
President & Director of the                      Coppin Company, a Santa
Corporation and Chairman of the                  Rosa real estate
Board of the Bank                                brokerage and
                                                 development firm, since
                                                 1976.

Robert V. "Buzz" Pauley,           53            Owner of Pauley
Secretary/Treasurer of the                       Exports, Ltd., an
Corporation and Director of the                  exporter of California
Bank                                             food and beverage
                                                 products to the Pacific
                                                 Rim; commercial
                                                 properties manager;
                                                 trader of futures and
                                                 options contracts in
                                                 Chicago and other
                                                 international market
                                                 exchanges.


David F. Titus,                    45            Executive Vice
Executive Vice President and Senior              President & Senior Loan
Loan Officer of the Bank                         Officer of the Bank
                                                 since January, 1995.
                                                 Senior Vice President
                                                 & Senior Loan Officer
                                                 of the Bank from August
                                                 1991 to January, 1995.

JoAnn Barton,                      44            Senior Vice President
Senior Vice President & Senior                   and Senior Operations
Operations Officer of the Bank                   Administrator of the
                                                 Bank since March 1992;
                                                 from November 1985 Vice
                                                 President and Senior
                                                 Operations
                                                 Administrator of the
                                                 Bank.

Jane M. Baker                      51            Senior Vice President
Senior Vice President &                          and Chief Financial
Chief Financial Officer of the Bank              Officer of the Bank
                                                 since August 1995; Vice
                                                 President and Chief
                                                 Financial Officer of
                                                 the Bank since August
                                                 1992.


Each of the directors of the Corporation has served as a director since the initial organization of the Corporation in 1982, except for Patrick
R. Gallaher who was elected on May 19, 1992, William P. Gallaher who was elected on June 21,1994 and Clement C. Carinalli who was reappointed in May 1996. William P.Gallaher and Patrick R. Gallaher are brothers.

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

The Corporation's common stock is not registered pursuant to section 12 of the Exchange Act, therefore Item 405 of Regulation S-B is not applicable.

ITEM 10.

Executive Compensation

The following table sets forth the cash compensation paid to or accrued for the officers of the Bank whose cash compensation exceeded $100,000, for services rendered for the periods indicated. The executive officers of the Corporation,including the President, do not receive compensation for their services as such. The President of the Corporation, James B.
Keegan, Jr., serves as the Chairman of the Board of the Bank and receives $1,500 per month from the Bank for his services in that capacity. All other executive officers of the Corporation are considered outside directors of the Bank and, as such, they receive directors fees. See, "Compensation of Directors," below.

                      Summary Compensation Table
                      --------------------------
                       (dollars in thousands)
                                                     Long Term
                           Annual Compensation     Compensation
Name and                                              Options     All
Principal Position         Yr  Salary     Bonus   (# of shares) Other 1
------------------         --   ---------------    ------------- ----
Deborah A. Meekins,       1995   $128       $69                    $27
President and Chief       1996    133        81                     39
Executive Officer and     1997    141       110                     51
Director of the Bank

David F. Titus, Executive 1995     91        44                     23
Vice President and Senior 1996     96        54                     34
Loan Officer of the Bank  1997    100        73                     46

1) Includes contribution by the Bank for the benefit of the named officer pursuant to the Bank's 401(k) plan and expenses incurred with respect to the Salary Continuation Agreement for the named officer, as described below.

Salary Continuation Agreements

During 1993, the Bank entered into deferred compensation agreements with Deborah A. Meekins, President & Chief Executive Officer, and David F.
Titus, Executive Vice President & Senior Loan Officer. Under these agreements, the Bank is obligated to provide for them or their beneficiaries, during a period of 15 years after the employee's death, disability, or retirement, annual benefits ranging from $75,000 to $100,000. Benefits are also provided to the officer if he/she resigns following a change in control or if he/she voluntarily resigns after June 1, 1995. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until their expected retirement dates. The accrued expense is included in Other Liabilities in the financial statements. The Bank is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December
31, 1997, the cash surrender value of these policies were $876,000, which is included in other assets.

Stock Option Plan

Neither the Corporation nor the Bank award restricted stock or have long term incentive plans, other than the Corporation's Stock Option Plan.
No stock options were granted to officers in 1997 or 1996, since the stock option plan expired on February 26, 1994. Stock options granted under the Stock Option Plan remain outstanding even though the Plan has terminated.

The Corporation's Board of Directors has adopted a new stock option plan which will be brought to the shareholders for approval at the May 19, 1998 shareholders meeting. No options have been granted under this plan.


                  Aggregated Year-End Option Values

                                       December 31, 1997

Name              Number of Unexercised       Value of Unexercised
                  Securities Underling        Options (2)
                  Options (No. of Shares)(1)  Exercisable/Unexercisable
                  Exercisable/Unexercisable
========================================================================
Deborah A. Meekins         21,464 / 0             $313,000 / $0
David F. Titus              1,214/ 0                31,000 /

(1) Adjusted for stock dividends issued since date of the option grant.
(2) Calculated based on the difference between the fair market value of the stock and the exercise price of the options, as of December 31, 1997.

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

Directors also were eligible to receive options under the Corporation's
Stock Option Plan.  See "Item 11, Security Ownership of Certain
Beneficial Owners and Management." During 1997, stock options for 4,700 shares were exercised by directors, realizing a value of approximately
$72,000. Outside directors held on December 31, 1997 options for 62,905 shares, which options had an estimated value of $1,647,000 based on the difference between the fair market value of the stock as of that date and the exercise price of the options.

During 1994, 1995 and 1996, the Corporation entered into deferred compensation agreements with Patrick R. Gallaher, William P. Gallaher,
William Geary, and James B. Keegan, Jr. Under each of these agreements, the Corporation is obligated to provide for the director or his beneficiaries, during a period of between 10 to 15 years after the director's death, disability or retirement, annual benefits ranging from $13,000 to $55,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates. The Corporation is beneficiary of life insurance policies that have been purchased as a method of financing the benefits. At December 31, 1996, the cash surrender value of these policies was $1,021,000, which is included in other assets.

ITEM 11.

Security Ownership of Certain Beneficial Owners and Management

Other than as set forth below, the Corporation knows of no person who is the beneficial owner of more than 5.0% of the Corporation's outstanding shares as of February 28, 1998.

The following sets forth the numbers of shares of common stock beneficially owned by each director of the Corporation and the Bank and by the directors and officers (including vice presidents and above) of the Corporation and the Bank as a group, as of February 28, 1998. The numbers of shares beneficially owned include the numbers of shares which each person has the right to acquire upon exercise of stock options granted pursuant to the Corporation's Stock Option Plan. The percentages of shares owned beneficially are calculated, pursuant to SEC
Rule 13d-3(d) (1), based on the number of shares presently outstanding plus the number of shares which the person or group has the right to acquire.

Name                          Number of Shares
                              Beneficially Owned             Pct
====                          ==================             ===
Clement C. Carinalli          63,469 (1)                     4.0%
Patrick R. Gallaher           44,301                         2.8
William P. Gallaher           37,389 (2)                     2.4
William E. Geary              71,550 (3                      4.6
Dennis R. Hunter             140,623 (4)                     9.0
James B. Keegan, Jr.          48,831 (5)                     3.1
Deborah A. Meekins            22,564 (6)                     1.4
Robert V. Pauley             100,797 (7)                     6.4
All other officers as a
group  (13 people)            18,182 (8)                     1.2
Directors and Officers       -------                        ----
as a group (21 persons)      547,706                        34.9%
                             =======                        ====

(1) Including 20,271 shares which Mr. Carinalli has the right to purchase upon exercise of outstanding options and 3,160 shares held by members of his immediate family residing at his home.
(2) Including 7,291 shares which Mr. W. Gallaher has the right to purchase upon ercise of outstanding options and 18,300 shares held in Mr. W. Gallaher's IRA.
(3) Including 9,724 shares which Mr. Geary has the right to purchase upon exercise of outstanding options, 7,324 shares held for the employee pension and profit sharing plan of Geary Shea &
      O'Donnell, 8,195 shares held by Mrs. Geary and 3,949 shares held in a trust account for which Mr. Geary serves as trustee but does not have a beneficial interest.
(4) Including 39,147 shares held in the name of Katherine Hunter, as to which Mr. Hunter has voting rights, and 95,521 shares held in trust accounts for which Mr. Hunter serves as trustee but does not have a beneficial interest.
(5) Including 3,199 shares which Mr. Keegan has the right to purchase upon exercise of outstanding options, 34,008 shares held by Keegan
      & Coppin Company, Inc., 3,591 shares held by the Keegan & Coppin
      Profit Sharing Plan and 5,241 held in trust accounts for which Mr.
      Keegan is trustee or held in accounts for the benefit of his minor children.
(6) Including 11,757 shares which Ms. Meekins has the right to purchase upon exercise of outstanding options.
(7) Including 9,724 shares which Mr. Pauley has the right to purchase upon exercise of outstanding options and 8,473 shares held by Mrs.
      Pauley.
(8) Including 5,081 shares which officers have the right to purchase upon exercise of outstanding options.

The following are the business addresses of the directors having beneficial ownership of more than 5% of the Corporation's outstanding shares.

 Robert V. Pauley, 120 "D" Street, Santa Rosa, CA 95404
 Dennis R. Hunter, 2455 Bennett Valley Road, Santa Rosa, CA 95404

As of February 28, 1998, Mr. James Ratto and Mrs. Deana Ratto, P.O. Box
768, Novato, CA 94948, owned 77,191 shares or 4.9% of the total shares outstanding and held 24,917 shares in trust accounts for which either
Mr. Ratto or Mrs. Ratto serve as the trustee. The total number of shares equaled 102,108 or 6.5% of the total shares outstanding.

ITEM 12.

Certain Relationships and Related Transactions

The Corporation leased the main premises of the Bank from Clement C.
Carinalli, a director of the Corporation and the Bank, and Ann Marie
Carinalli.  The Corporation subleases the premises to the Bank.  During
1996, the building was sold and Mr. and Mrs. Carinalli assigned the lease obligation to the new owners. The monthly lease payment was $16,596 per month in 1997. The total rental expenses on this lease for the year ended December 31, 1997 was $194,000.

The Corporation leased the Oakmont Branch premises from Oakmont
Investments of which Patrick Gallaher, a director of the Corporation and Bank, is a partner. During 1997, Oakmont Investments sold the building and assigned the lease obligation to the new owner. The monthly rental for the Oakmont Branch was $7,122 at December 31, 1997. Total rental expense on this lease for the year ended December 31, 1997 was $76,000.

The Bank has leased new facilities for the loan department and some administrative offices from Mr. James Ratto, a major shareholder of the Corporation. The monthly rent will be $12,875 per month commencing May
1, 1998.

The Bank has had in the ordinary course of business, and expects to have in the future, banking transactions with its directors, officers and their associates, including transactions with corporations of which such persons are directors, officers or controlling shareholders. The transactions involving loans have been and will be entered into with such persons in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. At December 31, 1997, loans by the Bank to directors, officers and their associates totaled approximately
$7,015,000, constituting 3.4% of total loans, 40.1% of the Bank's shareholder's equity and 39.6% of the consolidated shareholders' equity of the Corporation.

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

       (e) Secretary's certificate of Amendment to the Bylaws of the Corporation and revised Bylaws.

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

       (n)*    Executive Salary Continuation Agreement between
               David F. Titus and Sonoma National Bank (filed as Exhibit(10)(p) to the Corporation's Annual
               Report on Form 10-KSB for the Fiscal Year Ended
               December 31,1993 and incorporated herein by this reference).

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

       t)*    Director's Deferred Compensation Plan between
              William P. Gallaher and Sonoma National Bank (filed as
              Exhibit (10)(v) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter Ended June 30,1996 and incorporated herein by this reference).

       u)     Lease for Bank Premises at 6641 Oakmont Drive,
              Santa Rosa, California, dated October 1, 1996
              (filed as Exhibit (10)(w) to the Corporation's
              Quarterly Report on Form 10-QSB for the Quarter ended September 30, 1996 and incorporated herein by this reference).

      (v) Lease for Loan and Administration Offices at 751 and 755 Fourth Street, Santa Rosa, California, dated
              June 1, 1996 (filed as Exhibit (10)(x) to the
              Corporation's Quarterly Report on Form 10-QSB for the Quarter ended September 30, 1996 and incorporated herein by this reference).

      (w)     Lease for Loan and Administration Offices at 815
              Fifth Street, Santa Rosa, California, dated
              February 24, 1998. *Management contract or compensation plan or arrangement.

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

       (27)   Financial Data Schedule.

        (b) Reports on Form 8-K

           Not Applicable

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers.

Four copies of the Registrant's 1997 Annual Report to Security Holders will be furnished to the Commission for its information when it is sent to the security holders.

The Registrant's Proxy Materials for the 1998 Shareholders' Meeting have not yet been sent to the Security Holders. Copies of the Proxy materials will be furnished to the Commission for its information when they are sent to the security holders.


                             SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Northern Empire Bancshares



By /s/ Dennis R. Hunter
-----------------------
 Dennis R. Hunter, Chairman of the Board
of Directors


Date
     March 17, 1998
-------------------


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities on the dates indicated.



Date March 17, 1998

/s/ Dennis R. Hunter
--------------------
Dennis R. Hunter
Chairman of the Board of Directors


Date March 17, 1998

/s/ James B. Keegan
--------------------
James B. Keegan, Jr.
President/Director



Date March 17, 1998

/s/Patrick R. Gallaher
----------------------

Patrick R. Gallaher,
Chief Accounting Officer/Director



Date March 17, 1998

/s/Robert V. Pauley
-------------------
Robert V. Pauley,
Secretary and Treasurer/Director



Date March 17, 1998


/s/Clement C. Carinalli
-----------------------
Clement C. Carinalli,
Director



Date March 17, 1998

/s/William P. Gallaher
----------------------
William P. Gallaher,
Director



Date March 17, 1998

/s/William E. Geary
-------------------
William E. Geary,
Director
















