Form 10QSB
period 1998-03-31
NORTHERN EMPIRE BANCSHARES
filed 1998-05-08
CIK 746253

FORM 10-QSB


              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

                            OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            Commission File Number 2-91196

                    NORTHERN EMPIRE BANCSHARES
  ----------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

        California                              94-2830529
 ------------------------------            ------------------
 (State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)


             801 Fourth Street, Santa Rosa, California  95404
          ---------------------------------------------------
          (Address of principal executive  offices) (Zip code)


   Registrant's telephone number, including area code    707-579-2265


                                  NONE
 (Former name, former address and former fiscal year, if changed  since last report)


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   X   No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Title of class:  Common Stock, no par value Outstanding shares as of
                   April 30, 1998:    1,572,964
Transitional Small Business Disclosure Format (check one):  Yes   No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

(dollars in thousands)
                               March 31,        December 31,
                                   1998                1997
                               --------         -----------
                     ASSETS

Cash and equivalents:
  Cash and due from banks     $  11,275            $  7,412
     Federal funds sold          21,690               8,770
                              ---------            --------
 Total cash and equivalents      32,965              16,182
Investment securities
     Held-to-maturity                 0               1,500
     Available-for-sale           4,997               3,951
     Restricted                   1,663               1,639
Loans receivable, net           221,887             204,408
Leasehold improvements and
  equipment, net                    665                 683
Accrued interest receivable
  and other assets                5,403               5,374
                               --------            --------
Total assets                   $267,580            $233,737
                               ========            ========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits                     $247,122            $214,747
  Accrued interest payable
   and other liabilities          1,605               1,281
                               --------            --------
    Total liabilities          $248,727            $216,028

Commitments and contingencies (Note 10).

Shareholders' equity:

 Preferred stock, no par value;
  authorized, 10,000,000 shares;
  none issued or outstanding

 Common stock, no par value;
 authorized, 20,000,000 shares;
 shares issued and  outstanding,
 1,570,964 in 1998 and
 1,555,069 in 1997                9,880               9,778

 Unrealized gain/(loss) on
 available for sale securities       (4)                  0

 Retained earnings                8,977               7,931
                               --------            --------
  Total shareholders' equity     18,853              17,709
                               --------            --------
Total liabilities and
 shareholders' equity          $267,580            $233,737
                               ========            ========

              See Notes to Consolidated Financial Statements


                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
           for the three months ended March 31, 1998 and 1997
                               (Unaudited)

(dollars in thousands, except per share data)


                                           1998               1997
                                           ----               ----
Interest income:
   Loans                                $ 5,363            $ 4,319
   Certificates of deposits
    in other financial institutions           0                 41
   Federal funds sold and
    investment securities                   383                352
                                         ------            -------
    Total interest income                 5,746              4,712

Interest expense                          2,555              2,134
                                         ------            -------
Net interest income before
 provision for loan losses                3,191              2,578
Provision for loan losses                   120                120
                                         ------             ------
Net interest income after
 provision for loan losses                3,071              2,458

Other income:
 Service charges on deposits                 89                 89
 Gain on sale of loans                      198                  -
 Other                                      169                185
                                         ------             ------
Total other income                          456                274
                                         ------             ------
Other expenses:
 Salaries and employee benefits             997                862
 Occupancy                                  179                166
 Equipment                                  113                 83
 Outside customer services                   64                 60
 Deposit and other insurance                 46                 42
 Professional fees                           47                 40
 Advertising                                 75                 73
 Other                                      235                236
                                         ------             ------
Total other expenses                      1,756              1,562
                                         ------             ------
Income before income taxes                1,771              1,170
Provision for income taxes                  725                496
                                         ------             ------
Net income                               $1,046             $  674
                                         ======             ======
Earnings per common share                $ 0.67             $ 0.44
                                         ======             ======
Earnings per common share
 assuming dilution                       $ 0.65             $ 0.42
                                         ======             ======

              See Notes to Consolidated Financial Statements



                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the three months ended March 31, 1998 and 1997
                               (Unaudited)

(dollars in thousands)
                                                     1998      1997
                                                     ----      ----
Cash flows from operating activities:
  Net income                                      $ 1,046    $  674
Adjustments to reconcile net income to net
 cash provided by operating activities:
     Provision for loan losses                        120       120
     Depreciation, amortization and accretion          87        73
     Net increase/(decrease) in deferred loan
      fees and discounts                              135      (125)
     Increase in interest receivable
      and other assets                                (29)     (132)
     Increase/(decrease) in accrued interest
      payable and other liabilities                   324      (104)
                                                  -------   -------
  Net cash provided by in operating activities      1,683       506
                                                  -------   -------
Cash flows from investing activities:
     Purchase of investment securities             (2,026)   (4,426)
     Maturities of investment securities            2,453    12,000
     Net decrease in deposits in other
      financial institutions                            0       594
     Net decrease (increase) in loans receivable  (17,734)   (9,959)
     Purchase of leasehold improvements
      and equipment, net                              (70)      (30)
                                                  -------   -------
Net cash used in investing activities             (17,377)   (1,821)
                                                  -------   -------
Cash flows from financing activities:
     Net increase/(decrease) in deposits           32,375    (3,220)
     Stock options exercised                          102        28
                                                  -------   -------
Net cash provided by/(used in)
  financing activities                             32,477    (3,192)
                                                  -------   -------
Net increase (decrease) in cash
  and cash equivalents                             16,783    (4,507)
Cash and cash equivalents at beginning of period   16,182    33,790
                                                  -------   -------
Cash and cash equivalents at end of period        $32,965   $29,283
                                                  =======   =======
Other cash flow information:
  Interest paid                                   $ 2,492   $ 2,130
                                                  =======   =======
  Income taxes paid                               $   232   $   250
                                                  =======   =======
  Additions to Other Real Estate Owned            $     0   $    90
                                                  =======   =======

         See Notes to Consolidated Financial Statements


                 Northern Empire Bancshares and Subsidiary

                Notes to Consolidated Financial Statements

                              March 31, 1998

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at March 31, 1998 and the results of operations for the three months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1997 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results through December 31, 1998.

Note 2 - Net Income per Common and Common Equivalent Share

Earnings per share (EPS) are shown in accordance with SFAS No. 128 "Earnings per Share" which was effective for fiscal years ended after December 31, 1997 and requires restatement of prior period EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing diluted income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Bank's common stock throughout the period.

Note 3 - New and Pending Accounting Standards

See the Corporation's 1997 Annual Report on Form 10-KSB for a discussion of new and pending accounting standards.


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

Total consolidated assets of $267,580,000 at March 31, 1998 grew $33.8 million compared to $233,737,000 at December 31, 1997. Net loans increased $17.5 million. Cash and equivalents increased $16.8 million during the first quarter.

The net income after tax for the first three months of 1998 equaled $1,046,000 compared to $674,000 for the comparable period of 1997, an increase of 55%. The higher profit resulted from increases in net interest income due to loan growth (a larger volume of high yielding earning assets) and gains on sales of the guaranteed portion of Small Business Administration (SBA) loans.

Net Interest Income

Net interest income of $3,191,000 for the first quarter of 1998 increased 24% from $2,578,000 for the comparable period last year. This increase in net interest income resulted from volume increases of $41.2 million in average earning assets for the current quarter compared to the first quarter of 1997. The Bank experienced a $42.8 million increase in average loans outstanding, which have the highest yields, while investments and Fed Funds investments declined $1.6 million. Average interest bearing deposits for the first quarter increased $32.5 million over the same period last year.

The net interest margin equaled 5.25% during the first quarter of 1998 compared to an average margin during 1997 of 5.22%. The yield on average loans equaled 9.96% in the first quarter compared to 9.98% during 1997, while the Bank's cost of funds increased from 4.98% for 1997 to 5.00% for the first quarter of 1998.

Several factors impact the Bank's interest margin. The mix of loans influences the overall yield on loans. During the first quarter of 1998, there was significant growth in all loan categories; however, an increase of $10.7 million in average construction loans balances had a positive effect since that loan category has the highest loan yield. Net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans to deposits increased from an average of 90.6% in 1997 to 92.6% during the first quarter of 1998.

The Bank is considered asset sensitive and benefits from rate increases since more of its assets reprice at a faster rate than deposits. The Prime lending rate was 8.25% from December 31, 1996 through March 26,1997 when it increased to 8.5%, where it has remained. Of the Bank's loan portfolio totaling $226.5 million at March 31, 1998, $162.8 million or 71.9% of total loans are adjustable rate loans which have not reached a floor or ceiling rate. Approximately $109.5 million are prime-based loans, of which $26.3 million reprice immediately and $83.2 million reprice on a quarterly basis. Approximately $72.2 million of the Bank's loan portfolio is periodically adjustable (generally every six months) based upon the Eleventh District's cost of funds index. This index was 4.97% in March 1998 and equaled 4.76% in March 1997.

Interest expense increased from $2,134,000 in the first quarter of 1997 to $2,555,000 in 1998. The major factor was the increase of $32.5 million in average interest bearing deposits when comparing the first quarter of 1997 to 1998. The average cost of interest bearing deposits increased from 4.96% to 5.00% when comparing the first quarter of last year to the first quarter of this year.

Other Income

Other income is derived primarily from service charges on deposit accounts, discount brokerage income, earnings on life insurance, SBA loan servicing, SBA loan sales and sales of other real estate owned. Other income increased to $457,000 from $274,000 when comparing the first quarter of 1998 to the same period last year.

In the first quarter of this year, the Bank sold the guaranteed portion of SBA loans totaling $2.1 million and recognized gains on those sales of $198,000. There were no sales of SBA loans during the first quarter of 1997. At year end the Bank's liquidity position was low and management sold the SBA loans as part of several steps taken to increase
liquidity. See, "Liquidity and Investment Portfolio."   The Bank
continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loans and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them.

SBA servicing fees, which totaled $90,000 during the first quarter of 1998, were similar to fees of $93,000 recorded for the same period last year. This change reflects the decrease in the pool of loans serviced, on which the Bank receives a servicing fee. The serviced portfolio equaled $33.3 million at March 31, 1998 compared to $42.5 million at the end the first quarter of last year.

There were no sales of other real estate owned (OREO) during the first quarter of 1998. In the first quarter of 1997, the Bank sold a commercial building, which had been recorded as OREO, realizing a gain of $15,000.

Non-Interest Expenses

The Bank's non-interest expenses increased from $1,562,000 for the first quarter of last year to $1,756,000 for the first quarter of 1998. This increase was anticipated since the Bank has continued to grow at a rapid rate with minimal increases in non-interest expenses for the last few years.

The Bank's largest expense category is salaries and benefits which increased 16% from $862,000 to $997,000. A new loan group specializing in residential construction loans was added during the second quarter of last year which added three new staff positions. The growth in the loan portfolio and deposits increased incentive payments from the previous first quarter. Personnel costs are also affected by annual salary increases, and changes in benefit costs.

Occupancy expenses increased 8%, mainly due to scheduled lease adjustments and additional premises repairs and maintenance. Equipment costs increased to $113,000 over $83,000 for the comparable quarter last year. The increase results from upgrading computer equipment and operations. During the first quarter of this year, the Bank's mainframe was replaced with the Unisys Clearpath system. This upgrade increased the speed of processing the Bank's information and set the framework for installing networks. The use of personal computers was also expanded and many of the personal computers have been upgraded in preparation for the installation of two networks scheduled for the second quarter of this year.

Deposit and other insurance of $46,000 increased $4,000 over the first quarter of last year. Regulatory assessments and FDIC insurance cost grew due to the increase in deposit assessment base for Financing Corporation (FICO) assessment which became effective January
1, 1997. There is no assurance that the current FDIC assessment will continue at such a low level. The cost of other insurance increased due to growth and additions to the Bank's insurance coverage which resulted in higher premiums.

Advertising and business development costs increased to $75,000 up from $73,000 the first quarter of 1997. Professional fees increased by $7,000 from the first quarter of 1997 to $47,000. Both of these expense categories vary significantly based on activity throughout the year. Other expenses, which includes stationery & supplies, telephone, postage, loan expenses, director fees, dues and subscriptions and automobile costs, approximated last year's expense level.

Total non-interest expenses for the SBA lending department for the first quarter of 1998 was approximately $365,000 ($202,000 in personnel costs, $46,000 in occupancy and equipment expenses, $27,000 in marketing/business development) compared to $266,000 for the first quarter of 1997. Since March 31, 1997, the SBA loan portfolio (serviced portion and Bank's portion) has increased 17% to $137 million, of which $33 million has been sold and is being serviced.

Income Taxes

The effective tax rate of 41% for the first quarter of 1998 approximated last year's rate. The provision for the first quarter of 1996 was $725,000 versus $496,000 for the same period last year. The increase resulted from the increase in pre-tax income during the comparable quarters.


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

Cash and due from banks, federal funds sold and certificates of deposit totaled $33 million or 12% of total assets at March 31, 1998, compared to $16.2 million or 7% of total assets at December 31, 1997. Liquid assets were lower than normal at year end due to the rapid growth in loans at the end of the year. During the first quarter of 1998 the Bank offered special time deposits at slightly higher rates to attract new deposits and sold $2.1 million of SBA guaranteed loans in order to restore liquidity to normal levels. As of March 31, 1998, the Bank held $51.0 million in SBA guaranteed loans which could be sold if additional liquidity was needed.

At March 31, 1998, the Bank had unused federal funds lines of credit totaling $9,000,000. The Bank also has a credit line with the Federal Home Loan Bank which is based upon the value of collateral (investments and loans). Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At March 31, 1998, the Corporation had non-interest and interest bearing cash balances of $298,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the first quarter of 1998, deposits increased 15% to $247.1 million compared to $214.7 million at the end of the year.

Money market rate deposits grew from $64.8 million at year end to $72.9 million at the end of the quarter. This is a limited transaction account with a floating rate which is tied to the 13 week treasury bill less a margin of 50 basis points. The rate offered on this account has been very attractive and many of the Bank's customers have held their funds in this deposit product rather than locking a specific maturity. New customers continue to find this deposit account attractive due to the immediate availability of the funds versus a time certificate bearing a future maturity.

Certificates of deposits increased from $102.9 million at December 31, 1997 to $124.2 million as of March 31, 1998. During the first quarter, the Bank offered attractive rates on ten and thirteen month certificates, which account for the majority of the growth in time deposits.

As of March 31, 1998, non-interest bearing deposits equaled $34.5 million compared to $30.1 million at December 31, 1997 and $23.7 million on March 31, 1997. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by title and mortgage companies. Those deposit accounts has greater balance fluctuations than other types of deposits based upon their business activity; however, in total their average balances approximate $3 million.

The low interest rate environment over the past several years and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $221.9 million compared to $204.4 million at December 31, 1997, increasing 9%.

The SBA department continued to experience strong loan demand with SBA loans growing $10.6 million during the first quarter of 1998. The majority of the Bank's SBA loans are secured by real estate; however, they are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, except they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the program could affect profitability and future SBA loan growth. The guaranteed portion of SBA loans which could be sold in the secondary market increased 52% from $33.5 million at March 31, 1997 to $51.0 million at March 31, 1998.

The Bank continues to emphasize commercial and real estate lending. At March 31, 1998, 48.4% of the loans held for investment were commercial loans and 50.9% were real estate and construction loans, compared to 48.0% and 51.0% respectively at December 31, 1997. The Bank has increased the commercial and commercial real estate portfolio through its reputation, in Sonoma and Marin Counties, as an experienced business and real estate lender which facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan to value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

During the second quarter of 1997, the Bank added a residential construction loan group. As a result, construction loan balances have increased from $ 2.1 million at March 31, 1997 to $11.0 million at year end to $14.3 million at March 31, 1998. The Bank offers residential mortgages on a limited basis.

The Bank has a small portfolio of consumer loans which equaled 0.7% of the total loan portfolio at March 31, 1998 and 1.0% at December 31, 1997.

Allowance for Loan Losses

The allowance for loan losses equaled $2,659,000 at March 31, 1998, compared to $2,539,000 at December 31, 1997. At March 31, 1998, the allowance for loan losses equaled 1.6% of loans (net of the guaranteed portion of SBA loans), which was unchanged from 1997 year end. The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At March 31, 1998, there were three loans on non-accrual totaling $151,000 with $129,000 of that amount collateralized by real estate and $24,000 guaranteed by the SBA. There were two loans totaling $170,000 past due 90 days or more and still accruing interest of which $70,000 was secured by real estate. Loans past due 30 to 89 days totaled $1,483,000, all of which were secured by real estate. On December 31, 1997, the Bank had $318,000 in non-accrual loans, and $150,000 in loans past due 90 or more days and still accruing interest.

During the first quarter of 1998, there were no loans charged off and no loan recoveries. The Bank continues to have a low charge off experience compared to industry standards.

Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At March 31, 1998, the Bank was considered " well capitalized." The total risk-based capital ratios were 10.7% for the Bank and 10.9% for the Corporation.

The Corporation declared a 5% stock dividend on March 31, 1998 with a record date of May 1, 1998. The financial statements have not been adjusted to include the impact of this stock dividend. The impact on reported net income per share of this stock dividend will be as follows:

                                                       As Adjusted for
Quarter ended March 31,                As Reported   5% Stock Dividend
-----------------------                -----------   -----------------
1998
   Basic earnings per common share          $ 0.67          $ 0.64
   Diluted earnings per common share        $ 0.65          $ 0.62

1997
   Basic earnings per common share           $0.44          $ 0.42
   Diluted earnings per common share         $0.42          $ 0.40




                                 SCHEDULES
                         LOANS HELD FOR INVESTMENT

Type of Loan                        March 31,     December 31,
(in thousands)                          1998             1997
                                    --------      -----------
Commercial                          $109,633         $100,283
Real Estate Construction              14,262           10,982
Real Estate Other                    100,980           95,513
Installment Loans to Individuals       1,648            2,012
                                    --------         --------
         TOTAL                      $226,523         $208,790
                                    ========         ========




              ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                            Quarter Ended
                                            March 31, 1998
                                            --------------
  Balance - Beginning of Period                 $2,539,000
        Provision for Loan Losses                  120,000
        Charge Offs                                      0
        Recoveries                                       0
                                                ----------
 Balance - End of the Period                    $2,659,000
                                                ==========

There were three loans on non-accrual at March 31, 1998, amounting to $151,000, of which $129,000 were secured by real estate collateral, and $24,000 was guaranteed by the U.S. Government. There were two loans totaling $170,000 past due 90 days or more and still accruing interest of which $70,000 was secured by real estate.






                               GAP ANALYSIS

The following schedule represents interest rate sensitivity profile as of March 31, 1998 of assets, liabilities and shareholder's equity classified by earliest possible repricing opportunity or maturity date.

                                                                             Non-rate
                                                      Over 3      Over 1    Sensitive
                                                      months        year           Or
Balance Sheet                          Through 3     through   through 5       Over 5
(in thousands)                            months      1 year       years        years       Total
-------------                          ---------     --------  ---------    ---------    --------
Assets
Fed funds sold                           $21,690                                          $21,690
Investment securities                          7      $3,000      $1,989       $1,664       6,659
Loans (net of discounts)                 111,733      54,871      11,366       46,575     224,545
Non-interest-earning assets
(net of allowance for loan
losses)                                                                        14,685      14,685
                                        --------    --------     --------    --------    --------
                                        $133,430     $57,871      $13,355     $62,924    $267,580
                                        ========    ========     ========    ========    ========
Liabilities & Shareholders Equity
Time Deposits $100,000 and over           $8,431     $20,346       $7,327                 $36,104
All other interest-bearing
deposits                                 105,755      51,436       19,329          $2     176,522
Non-interest bearing deposits                                                  34,496      34,496
Other Liabilities &
Shareholders' Equity                                                           20,458      20,458
                                        --------    --------     --------    --------    --------
                                        $114,186     $71,782      $26,656     $54,956    $267,580
                                        ========    ========     ========    ========    ========
Interest Rate Sensitivity (1)            $19,244    ($13,911)    ($13,301)     $7,968

Cumulative Interest Rate Sensitivity     $19,244      $5,333      ($7,968)         $0
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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On March 31, 1998 a 5% stock dividend was declared which will be issued to shareholders of record as of May 1, 1998. The stock will be distributed on or about May 15, 1998.

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

   (e) Secretary's certificate of Amendment to the Bylaws of the Corporation and revised Bylaws ((filed as Exhibit (3)(e) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1997 and incorporated herein by this reference).

(27)(a)  Financial Data Schedule

b.  Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NORTHERN EMPIRE BANCSHARES

Date:   May 4, 1998



/s/ James B. Keegan, Jr.                /s/ Patrick R. Gallaher
------------------------               ------------------------
James B. Keegan, Jr.                   Patrick R. Gallaher
Director & President                   Director & Chief Accounting
Officer