Form 10QSB
period 1998-06-30
NORTHERN EMPIRE BANCSHARES
filed 1998-08-14
CIK 746253

FORM 10-QSB


                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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

                APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:  Common Stock, no par value Outstanding shares as of
             July 31, 1998:     1,651,452
Transitional Small Business Disclosure Format (check one):  Yes  No  X


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
(dollars in thousands)

                                           June 30,    December 31,
                                             1998          1997

          ASSETS

Cash and equivalents:
Cash and due from banks                    $  9,880     $ 7,412
Federal funds sold                           26,438       8,770
                                            -------     -------
    Total cash and equivalents               36,318      16,182
Investment securities
     Held-to-maturity                             0       1,500
     Available-for-sale                       3,493       3,951
     Restricted                               1,685       1,639
Loans receivable, net                       234,149     204,408
Leasehold improvements and equipment, net       817         683
Accrued interest receivable and other assets  5,742       5,374
                                           --------    --------
           Total assets                    $282,204    $233,737
                                           ========    ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

   Deposits                                $261,000    $214,747
   Accrued interest payable and
    other liabilities                         1,202       1,281
                                           --------    --------
    Total liabilities                       262,202     216,028
                                           --------    --------

Commitments and contingencies (Note 10).

Shareholders' equity:

   Preferred stock, no par value;
    authorized, 10,000,000 shares;
    none issued or outstanding

   Common stock, no par value;
    authorized, 20,000,000 shares;
    shares issued and  outstanding,
    1,651,452 in 1998 and
    1,628,727 in 1997                        12,345       9,778

  Unrealized gain (loss) on available
    for sale securities                          (3)          0

  Retained earnings                           7,660       7,931
                                           --------     -------
    Total shareholders' equity               20,002      17,709
                                           --------     -------
           Total liabilities and
            shareholders' equity           $282,204    $233,737
                                           ========    ========

            See Notes to Consolidated Financial Statements


              NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
      for the three and six months ended June 30, 1998 and 1997

(Unaudited)              Three Months Ended   Six Months Ended
                              June 30,              June 30,
                               1998    1997      1998     1997
 (dollars in thousands,
 except per share data)

Interest income:
  Loans                      $5,724  $4,668   $11,087   $8,987
  Federal funds sold and
   investment securities        389     346       772      739
                             ------  ------    ------   ------
   Total interest income      6,113   5,014    11,859    9,726

Interest expense              2,683   2,237     5,238    4,371
                             ------  ------   -------   ------
  Net interest income before
   provision for loan losses  3,430   2,777     6,621    5,355

Provision for loan losses       120     120       240      240
                             ------  ------   -------   ------
  Net interest income after
   provision for loan losses  3,310   2,657     6,381    5,115
                             ------  ------   -------   ------
Other income:
 Service charges on deposits     87      91       176      180
 Gain on sale of loans          134     130       332      130
 Other                          190     203       359      388
                             ------  ------   -------   ------
   Total other income           411     424       867      698
                             ------  ------   -------   ------
Other expenses:
  Salaries and
     employee benefits        1,046     879     2,043    1,741
  Occupancy                     186     178       365      344
  Equipment                     115      84       228      167
  Advertising                    89     101       164      174
  Outside customer services      59      63       123      123
  Director and
    shareholder expenses         80      71       131      122
  Deposit and other insurance    48      44        94       86
  Professional fees              32      38        79       78
  Other                         185     190       369      375
                             ------  ------   -------   ------
   Total other expenses       1,840   1,648     3,596    3,210
                             ------  ------    ------   ------
 Income before income taxes   1,881   1,433     3,652    2,603

 Provision for income taxes     741     560     1,466    1,056
                             ------  ------   -------   ------
   Net income                $1,140   $ 873   $ 2,186   $1,547
                             ======  ======   =======   ======
Earnings per common share    $ 0.69  $ 0.54   $  1.32   $ 0.95
                             ====== =======   =======   ======
Earnings per common share
  assuming dilution          $ 0.67  $ 0.52   $  1.28   $ 0.92
                             ====== =======   =======   ======

            See notes to Consolidated Financial Statements

              NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the six months ended June 30, 1998 and 1997

                             (Unaudited)
                                                1998        1997
(dollars in thousands)

Cash flows from operating activities:

 Net income                                  $ 2,186       1,547
 Adjustments to reconcile net income to
 net cash provided by operating activities:

   Provision for loan losses and OREO losses     240         240
   Depreciation, amortization and accretion      178         150
   Net increase (decrease) in deferred
    loan fees and discounts                      173        (112)
   Decrease (increase) in interest
    receivable and other assets                 (368)        438
   Increase (decrease) in accrued interest
    payable and other liabilities                (79)       (443)
                                             -------     -------
     Net cash provided by in
      operating activities                     2,330       1,820
                                             -------     -------
Cash flows from investing activities:
   Purchase of:
            Held to maturity securities            0      (9,843)
            Available for sale securities     (2,018)     (7,015)
            Restricted securities                (45)     (1,517)

   Maturities of:
            Held to maturity securities        1,500      10,000
            Available for sale securities      2,474       7,696
 Net decrease in deposits in other
   financial institutions                          0       2,873
 Net decrease (increase) in loans receivable (30,154)    (24,219)
 Purchase of leasehold improvements
  and equipment, net                            (313)       (137)
                                             -------     -------
 Net cash used in investing activities       (28,556)    (22,162)
                                             -------     -------

Cash flows from financing activities:
 Net increase (decrease) in deposits          46,253      (1,685)
 Payment of cash dividends                        (5)         (2)
 Stock options exercised                         114          77
                                             -------     -------
 Net cash provided by financing activities    46,362      (1,610)
                                             -------     -------
   Net increase (decrease) in cash and
    cash equivalents                          20,136     (21,952)

Cash and cash equivalents at
  beginning of year                           16,182      33,790
                                             -------     -------
Cash and cash equivalents at end
 of period                                   $36,318     $11,838
                                             =======     =======
Other cash flow information
   Interest paid                             $ 5,176     $ 4,389
                                             =======     =======
   Income taxes paid                         $ 1,725     $   944
                                             =======     =======
   Additions to other real estate owned      $     0     $    97
                                             =======     =======

            See notes to Consolidated Financial Statements



               Northern Empire Bancshares and Subsidiary

              Notes to Consolidated Financial Statements

                             June 30, 1998

NOTE 1 - BASIS OF PRESENTATION

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares (the "Corporation") and Subsidiary at June 30, 1998 and the results of operations for the three and six months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1997 Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the operating results through December 31, 1998.

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

                                          For the three months ended    For the six months ended
                                                   June 30,                       June 30,
                                                    1998         1997         1998          1997
Weighted average number of common
   shares outstanding - Basic                  1,651,144    1,617,566    1,646,968     1,628,421

Effect of dilutive securities: Stock options      54,816       61,722       54,737        52,101

Weighted average number of common
   shares outstanding - diluted                1,705,960    1,679,288     1,701,705    1,680,522
Net income                                    $1,140,000     $873,000    $2,186,000   $1,547,000
Basic earnings per share                           $0.69        $0.54         $1.32        $0.95
Diluted earnings per share                         $0.67        $0.52         $1.28        $0.92


NOTE 3 - NEW AMD PENDING ACCOUNTING STANDARDS

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

Total consolidated assets equaled $282,204,000 at June 30, 1998 compared to $233,737,000 at December 31, 1997. Cash and cash equivalents increased $20.1 million since year end. Net loans increased $29.7 million since year end with $12.2 million occurring in the second quarter. The growth in cash and cash equivalents and loans was funded by new deposits.

Net income for the first six months of 1998 equaled $2,186,000 compared to $1,547,000 for the comparable period last year, an increase of 41%. The second quarter's net income of $1,140,000 increased 31% over the second quarter of 1997 when net income equaled $873,000. The higher profit resulted from increases in net interest income due to loan growth (a larger volume of higher yielding earning assets).

Net Interest Income

Net interest income of $3,430,000 for the second quarter of 1998 increased 24% from $2,777,000 for the comparable period last year. This increase in net interest income resulted from volume increases of $45.6 million in average earning assets for the second quarter of 1998 compared to the second quarter of 1997. $42.5 million of that increase was in average loans outstanding, which have the highest yield of interest earning assets. Average interest bearing deposits for the second quarter increased $35.4 million over the same period last year.

The net interest margin equaled 5.31% during the second quarter of 1998 compared to an average margin for the year of 1997 of 5.22%. The yield on average loans equaled 9.95% in the second quarter compared to 9.98% for the year of 1997, while the Bank's cost of funds was 4.98% compared to 5.00% during the year of 1997.

Several factors impact the Bank's interest margin. The Bank's ratio of loans to deposits increased from an average of 90.6% in 1997 to 93.4% during the second quarter of 1998. The mix of loans influences the overall yield on loans. During the second quarter of 1998, there was significant growth in all loan categories: however, an increase of $12.9 in average construction loan balances had a positive effect since that loan category has the highest loan yield. Net interest margin is also affected by the level of loans relative to deposits.

The Bank is considered asset sensitive and benefits from rate increases, since its assets reprice at a faster rate than deposits. The Prime lending rate was 8.25% from December 31, 1996 through March 26, 1997 when it increased to 8.5%, where it has remained. Of the Bank's loan portfolio totaling $238.9 million at June 30, 1998, $214.1 million or 90% of the loans are adjustable rate loans which have not reached a floor or ceiling rate. Approximately $147.9 million are prime-based loans, of which $26.0 million reprice immediately and $120.3 million reprice on a quarterly basis. Approximately $80.8 million of the Bank's loan portfolio is periodically adjustable (generally every six months) based upon the Eleventh District's cost of funds index. This index was 4.88% in June 1998 and equaled 4.86% in June 1997.

Interest expense increased from $2,237,000 in the second quarter of 1997 to $2,683,000 in 1998. The major factor was the increase of $35.4 million in average interest bearing deposits when comparing the second quarter of 1997 to 1998. The average cost of interest bearing deposits was 4.98% during the second quarter of 1998 compared to 4.97% in the second quarter of 1997.

Other Income

Other income is derived primarily from service charges on deposit accounts, discount brokerage income, earnings on life insurance, SBA loan servicing, SBA loan sales and sales of other real estate owned. Other income decreased to $411,000 from $424,000 when comparing the second quarter of 1998 to the same period last year. This decline resulted from less income from servicing SBA loan. SBA servicing fees, which totaled $83,000 during the quarter, decreasing from $103,000 for the same period of 1997. This change reflects the decrease in the pool of loans serviced, on which the Bank receives a servicing fee. The serviced portfolio equaled $30.9 at June 30, 1998 compared to $38.9 million at the end of the second quarter of 1997.

Service charges during the quarter decreased slightly to $87,000 from $91,000 during the second quarter last year. This fluctuation is not unusual since service charges vary depending on the services to customer and earnings credits provided from balances maintained by analysis customers.

There were $1,460,000 in sales of SBA loans during the second quarter of 1998, compared to sales of $1,454,000 for the second quarter of 1997. The 1998 sales resulted in gains totaling $134,000 during the second quarter of 1998 compared to $130,000 for the same period last year. The Bank has been retaining the majority of the guaranteed portion of SBA loans to realize the interest yield, rather than selling the guaranteed portion for a one time gain and then servicing the loan for a fee. Management considers the Bank's liquidity needs and the estimated loans and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. There is an established market for SBA guaranteed loans which the Bank can access to sell qualifying SBA guaranteed loans.

There were no sales of other real estate owned (OREO) during the first six months of 1998. During 1997, the Bank sold four OREO properties realizing book gains totaling $23,000 ($9,000 in the second quarter).

Non-Interest Expenses

The Bank's non-interest expenses increased from $1,648,000 in the second quarter of 1997 to $1,840,000 in the second quarter of 1998. This increase was anticipated since the Bank has continued to grow at a rapid rate with minimal increases in non-interest expenses for the last few years.

The Bank's largest expense category is salaries and benefits which increased 19% from $879,000 to $1,046,000. A new loan group specializing in residential construction loans was added during the second quarter of last year which added three new staff positions. The Bank has also added Branch staff to handle the increased deposit customer activity. The growth in the loan portfolio and deposits resulted in higher incentive payments over the second quarter of 1997. Personnel costs were also affected by annual salary increases and changes in benefit costs.

Occupancy expenses increased 4.5% for the second quarter of 1998, which resulted from increased rent charges. In June 1998, the lending and loan administrative staff was relocated to a new building, which is expected to improve work flow and provide space for future growth. Equipment costs also increased in the second quarter of 1998 to $115,000 over $84,000 for the comparable quarter last year. As a part of the move, a computer network was installed, which required upgrading existing computer equipment and purchasing new equipment. Equipment costs are expected to continue to increase during 1998 and 1999 as additional networks are installed throughout the branches.

Deposit and other insurance of $48,000 increased $4,000 over the second quarter of last year. Regulatory assessments and FDIC insurance cost grew due to the increase in deposit assessment base for Financing Corporation (FICO) assessment which became effective January 1, 1997. There is no assurance that the current FDIC assessment will continue at such a low level. Other insurance costs increased due to Bank growth and additions to the Bank's insurance coverage which resulted in higher premiums.

Advertising and business development costs decreased to $89,000 up from $101,000 in the second quarter of 1997. Professional fees declined by $6,000 from the second quarter of 1997 to $32,000. Both of these expense categories vary significantly based on activity throughout the year. Other expenses, which includes stationery & supplies, telephone, postage, loan expenses, director fees, dues and subscriptions and automobile costs, approximated the second quarter of 1997's expense level.

Total non-interest expenses for the SBA lending department for the second quarter was approximately $442,000 ($260,000 in personnel costs, $59,000 in occupancy and equipment expenses, $26,000 in marketing/business development) compared to $380,000 for the second quarter of 1996. At June 30, 1998, the SBA loan portfolio (serviced portion and Bank's portion) equaled $110.5 million, of which $30.9 million has been sold and is being serviced.

Income Taxes

The effective tax rate was 39.4% for the second quarter of 1998. The provision for the second quarter of 1998 was $741,000 versus $560,000 for the same period last year. The increase resulted from the increase in pre-tax income during the comparable quarters.

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

Cash and due from banks, federal funds sold and certificates of deposit totaled $36.3 million or 12.9% of total assets at June 30, 1998, compared to $16.2 million or 6.9% of total assets at December 31, 1997. Liquid assets were lower than normal at year end due to the rapid growth in loans at the end of the year. During the first quarter of 1998 the Bank offered special time deposits at slightly higher then market rates to attract new deposits and sold loans in order to restore liquidity to normal levels. At the end of the first quarter, total cash and equivalents equaled $33 million or 12.3% of total assets.

The Bank has several ways of providing additional liquidity. Special deposit campaigns, which offer slightly higher than market rates, continue to attract new deposits to the Bank. The Bank also has the option of selling SBA guaranteed loans to provide liquidity. As of June 30, 1998, the Bank held $54.2 million in SBA guaranteed loans which could be sold if liquidity was needed.

At June 30, 1998, the Bank had unused federal funds lines of credit totaling $9,000,000. The Bank also has a credit line with the Federal Home Loan Bank which is based upon the value of collateral (investments and loans). Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At June 30, 1998, the Corporation had non-interest and interest bearing cash balances of $303,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the second quarter of 1998 total deposits increased $13.9 million to $261 million at June 30, 1998.

Money market rate deposits grew from $64.8 million at year end to $75.1 million at June 30, 1998. This is a limited transaction account which pays a floating rate equal to the 13 week treasury bill less a margin of 50 basis points. The rate offered on this account has been very attractive and many of the Bank's customers have held their funds in this deposit product rather than locking a specific maturity. New customers continue to find this deposit account attractive due to the immediate availability of the funds versus a time certificate bearing a future maturity.

Certificates of deposits increased from $102.9 million at December 31, 1997 to $133.4 million as of June 30, 1998. The Bank has increased certificates of deposit by offering attractive rates on certificates for specific terms. The Bank has been successful in retaining the majority of funds received through certificate campaigns.

As of June 30, 1998, non-interest bearing deposits equaled $36 million compared to $30.1 million at December 31, 1997 and $26.7 million on June 30, 1997. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by title companies. This type of deposit account has greater balance fluctuations than other types of deposits based upon their business activity; however, they carry average daily balances in excess of $3 million.

The low interest rate environment over the past few years and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $234.1 million at June 30, 1998 compared to $189.8 million at December 31, 1997, increasing 23.3%.

The SBA department continues to experience strong loan demand with SBA loans, net of sold loans, growing $9.5 million during the second quarter to $87.5 million on June 30, 1998. The majority of the Bank's SBA loans are secured by real estate; however, these loans are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the program could affect profitability and future SBA loan growth. The guaranteed portion of SBA loans currently held by the Bank but which could be sold in the secondary market increased 40% from $38.7 million to $54.2 million when comparing June 30, 1997 to June 30, 1998.

The Bank continues to emphasize commercial and real estate lending. At June 30, 1998, 48.0% of the loans held for investment were commercial loans and 51.2% were real estate and construction loans, compared to 48.0% and 51.0% respectively at December 31, 1997. The Bank has increased the commercial and commercial real estate portfolio through its reputation, in Sonoma and Marin Counties, as an experienced business and real estate lender that facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan to value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

During the second quarter of 1997, the Bank added a residential construction loan group. As a result, construction loan balances have increased from $6.1 million at June 30, 1997 to $11.0 million at year end to $17.8 million at June 30, 1998. The Bank offers residential mortgages on a limited basis.

The Bank has a small portfolio of consumer loans which equaled 0.7% of the total loan portfolio at June 30, 1998.

Allowance for Loan Losses

The allowance for loan losses equaled $2.8 million at June 30, 1998, compared to $2.5 million at December 31, 1997. At June 30, 1998, the allowance for loan losses equaled 1.6% of loans, net of the guaranteed portion of SBA loans , which was unchanged from 1997 year end. The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At June 30, 1998, there was one loan on non-accrual for $26,000 which was collateralized by real estate and $24,000 was guaranteed by the SBA. There were no loans past due 90 days or more and still accruing interest Loans past due 30 to 89 days totaled $1,324,000 of which $1,311,000 was secured by real estate and $875,000 was guaranteed by the SBA. On December 31, 1997, the Bank had $318,000 in non-accrual loans, and $150,000 in loans past due 90 or more days and still accruing interest.

There were no loans charged offs and no loan recoveries during 1998. The Bank has experienced very low credit losses.

Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At June 30, 1998, the Bank was considered "well capitalized." The total risk-based capital ratios were 10.7% for the Bank and 11.0% for the Corporation.

The Corporation declared a 5% stock dividend on March 31, 1998 with a record date of May 1, 1998. The dividend was distributed on May 15, 1998. This report has been adjusted to reflect this dividend. During 1997 the Bank issued a 5% stock dividend to shareholders of record on March 31, 1997.

On May 19, 1998, the shareholders of the Company approved the Northern Empire Bancshares 1997 Stock Option Plan (the "Plan"). Among the purposes of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to attract and retain the best available persons to serve as directors and to provide a means whereby employees and directors may purchase shares of common stock of the Company. Based on the current number of shares outstanding and the number of shares currently covered by options still outstanding under the prior stock option plan, the number of shares for which the Board may initially grant options under the Plan is 406,957.

On July 21, 1998 the Board of Directors granted stock options for 352,000 shares of Northern Empire Bancshares under the Plan. The President and the Chairman of Northern Empire Bancshares,Dennis Hunter and James B. Keegan, Jr., each received options for 50,000 shares and the six other directors of the Bank, Clement Carinalli, Patrick Gallaher, William Gallaher, William Geary, Robert Pauley and Deborah Meekins, received options for 42,000 shares. The exercise price for all of the options equals the market value of the Company's stock on the date of the grant, which was $29.375 per share, and each of the options vests over five years from the date of grant.


                               SCHEDULES


                       LOANS HELD FOR INVESTMENT
                            (In thousands)

                              June 30, 1998    December 31, 1997

Commercial Loans                   $114,804             $100,283
Real Estate Loans-Construction       17,821               10,982
Real Estate Loans-Other             104,596               95,513
Installment Loans                     1,722                2,012
                                  ---------             --------
  Total                            $238,943             $208,790
                                  =========             ========

Of the total loans due in more than one year, $45.8 million were at fixed interest rates or had reached the loan's floor or ceiling rates and $158.5 million were at adjustable interest rates at June 30, 1998. The loan portfolio has no foreign balances.



               ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                            (In thousands)

                                  Quarter Ended  Six Months Ended
                                  June 30, 1998     June 30, 1998

Balance - Beginning of Period            $2,659            $2,539
Provision for Loan Losses                   120               240
Charge Offs                                   0                 0
Recoveries                                    0                 0
                                         ------            ------
Balance - End of the Period              $2,779            $2,779
                                         ======            ======

There was one loan on non-accrual at June 30, 1998, amounting to $26,000 which was secured by real estate collateral and $24,000 was guaranteed by the U.S. Government. There were no loans past due 90 days or more and still accruing interest.






                             GAP ANALYSIS

The following schedule represents interest rate sensitivity profile as of June 30, 1998 of assets, liabilities and shareholder's equity classified by earliest possible repricing opportunity or maturity date.

                                                  Over 3
                                                  months   Over 1 year      Non-rate
Balance Sheet                      Through 3     through    through 5    Sensitive or
(in thousands)                        months     1 year       Years       Over 5 years   Total
Assets

Fed funds sold                       $26,438                                           $26,438
Investment securities                                         $3,493         $1,685      5,178
Loans (net of discounts)             116,550     $64,359      21,314         34,704    236,927
Non-interest-earning assets
(net of allowance for loan losses)                                           13,661     13,661
                                     -------     -------      -------        ------   --------
                                    $142,988     $64,359      $24,807       $50,050   $282,204
                                    ========     =======      =======       =======   ========
Liabilities & Shareholders Equity
Time Deposits $100,000 and over       $6,537     $24,520       $6,202        $1,797    $39,056
All other interest-bearing deposits  108,849      62,154       14,927                  185,930
Non-interest bearing deposits                                                36,013     36,013
Other Liabilities &
  Shareholders' Equity                                                       21,205     21,205
                                    --------      -------     -------        ------    -------
                                    $115,386      $86,674     $21,129       $59,015   $282,204
                                    ========      =======     =======       =======   ========
Interest Rate Sensitivity (1)        $27,602     ($22,315)     $3,678       ($8,965)
Cumulative Interest Rate Sensitivity $27,602       $5,287      $8,965            $0

(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.


                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    None other than in the ordinary course of business.

Item 2.  Changes in Securities

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareholders of the Corporation was held on May 19, 1998. The following candidates received the votes indicated.
                                     For   Withheld     Against
    Clement C. Carinalli       1,390,091      1,514           0
    Patrick R. Gallaher        1,390,091      1,514           0
    William P. Gallaher        1,390,091      1,514           0
    William E. Geary           1,390,091      1,514           0
    James B. Keegan, Jr.       1,390,091      1,514           0
    Dennis R. Hunter           1,390,091      1,514           0
    Robert V. Pauley           1,389,591      1,514         500

    All candidates were re-elected.

    The shareholders approved the 1997 Stock Option Plan at the Annual Meeting. 1,336,460 shares voted for the approval of the Plan, 38,091 shares voted against the Plan and 15,540 shares abstained from voting.

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

(10) (a) Indemnification Agreement between William P. Gallaher and Northern Empire Bancshares.

        (b) Indemnification Agreements between Clement C. Carinalli and Sonoma National Bank and Northern Empire Bancshares.

        (c) 1997 Stock Option Plan, as amended, and Stock Option
        Agreement

(27)    (a)  Financial Data Schedule

    (b.)  Reports on Form 8-K  -  None




SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN EMPIRE BANCSHARES

Date:   August 11, 1998
-----------------------

/s/Dennis R. Hunter                        /s/Patrick R. Gallaher
------------------------                   ----------------------
Dennis R. Hunter                           Patrick R. Gallaher
Chairman of the Board                      Director & Chief Accounting
                                           Officer