Form 10QSB
period 1998-09-30
NORTHERN EMPIRE BANCSHARES
filed 1998-11-10
CIK 746253

FORM 10-QSB


                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

                                    OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                      Commission File Number 2-91196


                        NORTHERN EMPIRE BANCSHARES
      ---------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

         California                                    94-2830529
-------------------------------                  ------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)


            801 Fourth Street, Santa Rosa, California  95404
          --------------------------------------------------
          (Address of principal executive  offices) (Zip code)


                 issuer's telephone number 707-579-2265


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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title of class:  Common Stock, no par value Outstanding shares as of
 October 15, 1998:
                                3,303,412
 Transitional Small Business Disclosure Format (check one):  Yes  No  X

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
(dollars in thousands)

                                 ASSETS

                             September 30,  December 31,
                                  1998            1997
                             -------------  -----------
Cash and equivalents:
 Cash and due from banks          $  8,984      $ 7,412
 Federal funds sold                 38,375        8,770
                                  --------     --------
   Total cash and equivalents       47,359       16,182

Investment securities
  Held-to-maturity                                1,500
  Available-for-sale                 2,003        3,951
  Restricted                         1,708        1,639

Loans receivable, net              249,527      204,408

Leasehold improvements and
 equipment, net                        789          683

Accrued interest receivable
 and other assets                    5,777        5,374

                                  --------     --------
    Total assets                  $307,163     $233,737
                                  ========     ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deposits                         $284,444     $214,747

 Accrued interest payable
  and other liabilities              1,364        1,281
                                  --------     --------
   Total liabilities               285,808      216,028
                                  --------     --------
Shareholders' equity:
 Preferred stock, no par value;
 authorized, 10,000,000 shares;
 none issued or outstanding

 Common stock, no par value;
 authorized, 20,000,000 shares;
 shares issued and outstanding,
 in 1998 and  in 1997               12,347        9,778

 Unrealized gain (loss)
 on available for sale securities        2            0

 Retained earnings                   9,006        7,931
                                  --------     --------

   Total shareholders' equity       21,355       17,709
                                  --------     --------
     Total liabilities and
      shareholders' equity        $307,163     $233,737
                                  ========     ========

              See Notes to Consolidated Financial Statements


               NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
     for the three and nine months ended September 30, 1998 and 1997


(Unaudited)
                            Three Months Ended    Nine Months Ended
                               September 30,        September 30,
(dollars in thousands,
 except per share data)         1998         1997     1998        1997
                                ----         ----     ----        ----
Interest income:
  Loans                      $ 6,151      $ 4,981   $17,238    $13,968

  Federal funds sold and
   investment securities         490          436     1,262      1,175
                             -------      -------   -------    -------
     Total interest income     6,641        5,417    18,500     15,143

Interest expense               2,897        2,417     8,135      6,788
                             -------      -------   -------    -------

Net interest income before
 provision for loan losses     3,744        3,000    10,365      8,355

Provision for loan losses        120          120       360        360
                             -------      -------   -------    -------
Net interest income after
 provision for loan losses     3,624        2,880    10,005      7,995
                             -------      -------   -------    -------
Other income:
 Service charges on deposits      93           80       269        260
 Gain on sale of loans           235            0       567        130
 Other                           177          214       536        602
                             -------      -------   -------    -------
   Total other income            505          294     1,372        992
                             -------      -------   -------    -------

Other expenses:
 Salaries and employee benefits  998          961     3,041      2,702
 Occupancy                       176          179       541        523
 Equipment                       181           94       409        261
 Advertising                     102           94       266        268
 Outside customer services        79           65       202        188
 Shareholder and
  director expenses               73           45       204        167
 Deposit and other insurance      50           45       144        131
 Professional fees                41           27       120        105
 Other                           193          181       562        556


                             -------      -------   -------    -------
   Total other expenses        1,893        1,691     5,489      4,901
                             -------      -------   -------    -------
Income before income taxes     2,236        1,483     5,888      4,086

Provision for income taxes       890          580     2,356      1,636
                             -------      -------   -------    -------
   Net income                $ 1,346      $   903   $ 3,532    $ 2,450
                             =======      =======   =======    =======

Earnings per common share    $  0.41      $  0.28   $  1.07    $  0.76
                             =======      =======   =======    =======
Earnings per common share
 assuming dilution           $  0.40      $  0.27   $  1.03    $  0.73
                             =======      =======   =======    =======

              See Notes to Consolidated Financial Statements

                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the nine months ended September 30, 1998 and 1997
                               (Unaudited)


(dollars in thousands)                                     1998        1997
                                                      ---------   ---------
Cash flows from operating activities:
  Net income                                          $   3,532   $   2,450

  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses and OREO losses               360         360
    Depreciation, amortization and accretion                276         228
    Net increase (decrease) in deferred loan
     fees and discounts                                     168        (264)
    Decrease (increase) in interest receivable
     and other assets                                      (533)        294
    Increase (decrease) in accrued interest
     payable and other liabilities                           83         139
                                                      ---------   ---------
    Net cash provided by in operating activities          3,886       3,207
                                                      ---------   ---------
Cash flows from investing activities:
   Purchase of: Held to maturity securities                   0     (13,982)
                Available for sale securities            (2,026)     (3,974)
                Restricted securities                       (69)     (1,506)

   Maturities of:  Held to maturity securities            1,500      20,995
                   Available for sale securities          3,977       3,340
   Proceeds from sale of available for sale securities        0       5,006
   Net decrease in deposits in other
    financial institutions                                    0       3,269
   Net decrease (increase) in loans receivable          (45,517)    (29,914)
   Purchase of leasehold improvements and
    equipment, net                                         (382)       (206)
                                                      ---------   ---------
   Net cash used in investing activities                (42,517)    (16,972)
                                                      ---------   ---------
Cash flows from financing activities:
   Net increase (decrease) in deposits                   69,698      15,617
   Payment of cash dividends                                 (5)         (3)
   Stock options exercised                                  115          89
                                                      ---------   ---------
   Net cash provided by financing activities             69,809      15,703
                                                      ---------   ---------
 Net increase (decrease) in cash and
    cash equivalents                                     31,178       1,938

Cash and cash equivalents at beginning of year           16,182      33,790
                                                      ---------   ---------
Cash and cash equivalents at end of period            $  47,360   $  35,728
                                                      =========   =========
 Other cash flow information
     Interest paid                                    $   8,043   $   6,790
     Income taxes paid                                $   2,333   $   1,685
     Additions to other real estate owned             $       0   $     227

              See Notes to Consolidated Financial Statements



                 Northern Empire Bancshares and Subsidiary
                Notes to Consolidated Financial Statements
                            September 30, 1998

NOTE 1 - BASIS OF PRESENTATION

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares (the "Corporation") and Subsidiary at
September 30, 1998 and the results of operations for the three and nine months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1997 Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results through December 31, 1998.

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

                                               For the three          For the nine
                                               months ended           months ended
                                               September 30,          September 30,

                                             1998        1997        1998       1997
Weighted average number of common
   shares outstanding - Basic           3,303,175   3,260,521   3,300,191   3,241,274


Effect of dilutive securities:
  Stock options                            89,324     135,479     133,594     126,990


Weighted average number of common
   shares outstanding - diluted         3,392,499   3,396,000   3,433,785   3,368,264


Net income                             $1,346,000    $903,000  $3,532,000  $2,450,000


Basic earnings per share                    $0.41       $0.28       $1.07       $0.76


Diluted earnings per share                  $0.40       $0.27       $1.03       $0.73


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

Total consolidated assets equaled $307,163,000 at September 30, 1998 compared to $233,737,000 at December 31, 1997. Cash and cash equivalents increased $31.2 million since year end. Net loans increased $45.1 million since year end with $15.4 million occurring in the third quarter. The growth in cash and cash equivalents and loans was funded by new deposits.

Net income for the first nine months of 1998 equaled $3,532,000 compared to $2,450,000 for the comparable period last year, an increase of 44.2%. The third quarter's net income of $1,346,000 increased 49.1% over the third quarter of 1997 when net income equaled $903,000. The higher profit resulted from increases in net interest income due to loan growth (a larger volume of higher yielding earning assets)and increased sales of Small Business Administration (SBA) loans.

NET INTEREST INCOME

Net interest income of $3,744,000 for the third quarter of 1998 increased 24.8% from $3,000,000 for the comparable period last year. This increase in net interest income resulted from volume increases of $54.9 million in average earning assets for the third quarter of 1998 compared to the third quarter of 1997. $50.4 million of that increase was in average loans outstanding, which have the highest yield of interest earning assets. Average interest bearing deposits for the third quarter increased $43.3 million over the same period last year.

The net interest margin equaled 5.25% during the third quarter of 1998 compared to an average margin for the year of 1997 of 5.22%. The yield on average loans equaled 9.87% in the third quarter compared to 9.98% for the year of 1997, while the Bank's cost of funds was 4.91% in the third quarter compared to 5.00% during the year of 1997.

Several factors impact the Bank's interest margin. The Bank's ratio of loans to deposits increased from an average of 90.6% in 1997 to 91.5% during the third quarter of 1998. The mix of loans influence the overall yield on loans. During the third quarter of 1998, there was significant growth in all loan categories: however, an increase of $15.0 million in average construction loan balances over September 30, 1997 balances had a positive effect since that loan category has the highest loan yield. Recently, the Bank has experienced increased competition from financial institutions which has resulted in lower pricing on certain types of loan products offered by the Bank.

The Bank is considered asset sensitive and benefits from rate increases, since its assets reprice at a faster rate than deposits. The Prime lending rate was 8.25% from December 31, 1996 through March 26, 1997 when it increased to 8.5%, where it remained until September 30, 1998 when it declined to 8.25%. On October 16, 1998 the Bank lowered prime rate to 8.00%. Of the Bank's loan portfolio totaling $254.4 million at September 30, 1998, $187.9 million or 73.9% of the loans are adjustable rate loans which have not reached a floor or ceiling rate.
Approximately $117.7 million are prime-based loans, of which $24.0 million reprice immediately and $92.2 million reprice on a quarterly basis. Approximately $83.3 million of the Bank's loan portfolio is periodically adjustable (generally every six months) based upon the Eleventh District's cost of funds index. This index was 4.90% in September 1998 and September 1997.

Interest expense increased from $2,417,000 in the third quarter of 1997 to $2,897,000 in 1998. The major factor was the increase of $43.3 million in average interest bearing deposits when comparing the third quarter of 1997 to 1998. The average cost of interest bearing deposits was 4.91% during the third quarter of 1998 compared to 5.02% in the third quarter of 1997. Interest rates on deposits have also declined due to the actions of the Federal Reserve by lowering the fed funds interest rates and discount rate. At September 30, 1998 the Bank had $81.0 million in deposits which reprice weekly based upon the 23 week treasury bill less a margin of 50 basis points. The cost on this account was 4.58% on June 30, 1998 and has declined to 4.00% on September 30, 1998. Rates offered on certificates of deposits have also declined; however, these accounts reprice only on the certificate's maturity date.

OTHER INCOME

Other income is derived primarily from service charges on deposit accounts, discount brokerage income, earnings on life insurance, SBA loan servicing, SBA loan sales and sales of other real estate owned. Other income increased to $505,000 from $294,000 when comparing the third quarter of 1998 to the same period last year. The majority of this increase resulted from gains on SBA sales totaling $235,000 during the third quarter while there were no SBA loans sales during the third quarter of 1997. SBA servicing fees, which totaled $81,000 during the quarter, decreased from $102,000 for the same period of 1997. This change reflects the decrease in the pool of loans serviced, on which the Bank receives a servicing fee. The serviced portfolio equaled $31.2 at September 30, 1998 compared to $35.0 million at the end of the third quarter of 1997.

Service charges during the quarter increased to $93,000 from $80,000 during the third quarter last year. Service charges vary depending on the services to customer and earnings credits provided from balances maintained by analysis customers.

There were $2,873,000 in sales of SBA loans during the third quarter of 1998, compared to no sales in the third quarter of 1997. The 1998 sales resulted in gains totaling $235,000 during the third quarter of 1998. The Bank has been retaining the majority of the guaranteed portion of SBA loans to realize the interest yield, rather than selling the guaranteed portion for a one time gain and then servicing the loan for a fee. Management considers the Bank's liquidity needs and the estimated loans and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. There is an established market for SBA guaranteed loans which the Bank can access to sell qualifying SBA guaranteed loans.

The Bank sold other real estate owned (OREO) valued at $130,000 at a gain of $1,000 during the third quarter of 1998. During the first nine months of 1997, the Bank sold five OREO properties realizing book gains totaling $42,000 ($19,000 in the third quarter).

NON-INTEREST EXPENSES

The Bank's non-interest expenses increased from $1,691,000 in the third quarter of 1997 to $1,893,000 in the third quarter of 1998. This increase was anticipated since the Bank has continued to grow at a rapid rate with minimal increases in non-interest expenses for the last few years.

The Bank's largest expense category is salaries and benefits which increased 3.9% from $961,000 to $998,000 when comparing third quarter of 1997 to same period of 1998. The Bank has been hiring Branch staff in preparation for the opening of the West College Branch scheduled for this November. Personnel costs were also affected by annual salary increases, changes in benefit costs and incentive compensation based upon loan and deposit growth.

Occupancy expenses decreased 1.7% when comparing the third quarter of 1997 to 1998; however, occupancy expenses have increased 3.4% when comparing the first nine months of 1997 to 1998. Occupancy expenses fluctuate in part due to repairs. The milder weather during the summer also resulted in lower utility bills. In June 1998, the lending and loan administrative staff was relocated to a new building, which is expected to improve work flow and provide space for future growth. Occupancy expenses are expected to increase with the opening of the West College Branch.

Equipment costs equaled $181,000 during the third quarter of 1998 compared to $94,000 for the comparable quarter last year. During the second and third quarters of 1998, a computer network was installed, which required upgrading existing computer equipment and the purchasing of new computers and peripheral equipment. Equipment costs are expected to continue to increase during 1998 and 1999 as additional networks are installed throughout the branches. Equipment costs include costs associated with the year 2000 readiness. These costs include replacement of noncompliant software and equipment and software testing charges.

Deposit and other insurance of $50,000 increased $5,000 over the third quarter of last year. Regulatory assessments and FDIC insurance costs grew due to the increase in the deposit assessment base for Financing Corporation (FICO) assessment which became effective January 1, 1997. There is no assurance that the current FDIC assessment will continue at such a low level. Other insurance costs increased due to Bank growth and additions to the Bank's insurance coverage which resulted in higher premiums.

Advertising and business development costs increased to $102,000 up from $94,000 in the third quarter of 1997. Professional fees increased by $14,000 from the third quarter of 1997 to $41,000. Professional fees included the cost of specialized computer training for the loan department staff. Legal costs were higher during 1998 due to the legal cost associated with the new stock option plan. Both the advertising and professional fee categories vary significantly based on activity throughout the year. Other expenses, which include stationery & supplies, telephone, postage, courier, customer expenses, loan expenses, dues and subscriptions and automobile costs, increased 6.6% over the third quarter of 1997's expense level due to growth of the Bank.

Total non-interest expenses for the SBA lending department for the third quarter were approximately $349,000 ($176,000 in personnel costs, $60,000 in occupancy and equipment expenses, $20,000 in marketing/business development) compared to $372,000 for the third quarter of 1997. At September 30, 1998, the SBA loan portfolio
(serviced portion and Bank's portion) equaled $121.9 million, of which $31.2 million has been sold and is being serviced.

INCOME TAXES

The effective tax rate was 39.8% for the third quarter of 1998. The provision for the third quarter of 1998 was $890,000 versus $580,000 for the same period last year. The increase resulted from the increase in pre-tax income during the comparable quarters.

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

Cash and due from banks and federal funds sold totaled $47.4 million or 15.4% of total assets at September 30, 1998, compared to $16.2 million or 6.9% of total assets at December 31, 1997. Liquid assets were lower than normal at year end due to the rapid growth in loans at the end of the year. During the first quarter of 1998 the Bank offered special time deposits at slightly higher then market rates to attract new deposits and sold loans in order to restore liquidity to normal levels. At the end of the first quarter, total cash and equivalents equaled $33 million or 12.3% of total assets.

The Bank has several ways of providing additional liquidity. Special deposit campaigns, which offer slightly higher than market rates, continue to attract new deposits to the Bank. The Bank also has the option of selling SBA guaranteed loans to provide liquidity.
As of September 30, 1998, the Bank held $55.9 million in SBA guaranteed loans which could be sold if liquidity was needed.

At September 30, 1998, the Bank had unused federal funds lines of credit totaling $9,000,000. The Bank also has a credit line with the Federal Home Loan Bank which is based upon the value of collateral (investments and loans). Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At September 30, 1998, the Corporation had non-interest and interest bearing cash balances of $299,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

DEPOSITS

During the third quarter of 1998 total deposits increased$23.4 million to $284.4 million at September 30, 1998.

Money market rate deposits grew from $64.8 million at year end to $81.0 million at September 30, 1998. This is a limited transaction account which pays a floating rate equal to the 13 week treasury bill less a margin of 50 basis points. The rate offered on this account has been very attractive and many of the Bank's customers have held their funds in this deposit product rather than locking a specific maturity. New customers continue to find this deposit account attractive due to the immediate availability of the funds versus a time certificate bearing a future maturity.

Certificates of deposits increased from $102.9 million at December 31, 1997 to $145.6 million as of September 30, 1998. The Bank has increased certificates of deposit by offering attractive rates on certificates for specific terms. The Bank has been successful in retaining the majority of funds received through certificate campaigns.

As of September 30, 1998, non-interest bearing deposits equaled $40.9 million compared to $30.1 million at December 31, 1997. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by title companies. This type of deposit account has greater balance fluctuations than other types of deposits based upon their business activity; however, they carry average daily balances in excess of $3 million.

The low interest rate environment over the past few years and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

LOANS

Loans, net of discounts and reserves, equaled $249.5 million at September 30, 1998 compared to $204.4 million at December 31, 1997, increasing 22.1%.

The SBA department continues to experience strong loan demand with SBA loans (net of $3.8 million in SBA loan sales) growing $3.2 million during the third quarter to $90.7 million on September 30, 1998. The majority of the Bank's SBA loans are secured by real estate; however, these loans are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the program could affect profitability and future SBA loan growth. The guaranteed portion of SBA loans currently held by the Bank but which could be sold in the secondary market increased 33.7% from $41.8 million to $55.9 million when comparing September 30, 1997 to September 30, 1998.

The Bank continues to emphasize commercial and real estate lending. At September 30, 1998, 46.5% of the loans held for investment were commercial loans and 52.9% were real estate and construction loans, compared to 48.0% and 51.0% respectively at December 31, 1997.
The Bank has increased the commercial and commercial real estate portfolio through its reputation, in Sonoma and Marin Counties, as an experienced business and real estate lender that facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan to value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

During the third quarter of 1997, the Bank added a residential construction loan group. As a result, construction loan balances have increased from $7.7 million at September 30, 1997 to $11.0 million at year end to $20.7 million at September 30, 1998. The Bank offers residential mortgages on a limited basis.

The Bank has a small portfolio of consumer loans which equaled 0.6% of the total loan portfolio at September 30, 1998.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses equaled $2.9 million at September 30, 1998, compared to $2.5 million at December 31, 1997. At September 30, 1998, the allowance for loan losses equaled 1.5% of loans, net of the guaranteed portion of SBA loans . The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At September 30, 1998, there were two loans on non-accrual for a total of $155,000 of which $129,000 was collateralized by real estate and $140,000 was guaranteed by the SBA. There were no loans past due 90 days or more and still accruing interest. Loans past due 30 to 89 days totaled $1,634,000 of which $1,566,000 was secured by real estate and $354,000 was guaranteed by the SBA. On December 31, 1997, the Bank had $318,000 in non-accrual loans, and $150,000 in loans past due 90 or more days and still accruing interest.

There have been no loan charge offs and no loan recoveries during the first nine months of 1998. The Bank has experienced very low credit losses since its inception.

CAPITAL RESOURCES

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At September 30, 1998, the Bank was considered "well capitalized." The total risk-based capital ratios were 10.7% for the Bank and 10.9% for the Corporation.

The Corporation declared a 2 for 1 stock split during August 1998. The record date was September 30, 1998 and the new shares were distributed on October 15, 1998. In March 1998 the Corporation declared a 5% stock dividend with a record date of May 1, 1998 and distributed on May 15, 1998. This report has been adjusted to reflect the stock split and stock dividend. During 1997 the Bank issued a 5% stock dividend to shareholders of record on March 31, 1997.

YEAR 2000 COMPLIANCE

State of Readiness:   The Bank is working to identify and mitigate the
potential impact of the Year 2000 on its computer systems. Year 2000 Readiness is defined as hardware, software and other date-sensitive systems which execute correctly, regardless of the date on which they are processing or the contents of the files that are being utilized. The Bank uses a great number of such systems across its entire operation. All of the Corporation's data processing is performed using the Bank's computer systems.

Specifically, the Bank has undertaken a major project to ensure that its systems will be capable of processing after the century date change. There is a formal Year 2000 Project Plan in place. This project is overseen by the Y2K Committee, which reports monthly progress to the Board of Directors.

The initial phase of the project was to identify hardware, software, vendors and correspondents. The Bank then decided which ones required renovation or replacement and developed time frames to complete these tasks. This process was largely completed by mid-1998. By the end of 1998, the Bank will have substantially completed the renovation phase and begin Year 2000 testing by simulating certain key dates identified by regulatory agencies. Testing and implementation should be completed by the second quarter of 1999.

The Bank has started the testing phase of its Year 2000 Project, with particular emphasis on systems determined Mission Critical. As part of this phase, the Bank is working with external vendors to test their systems as Year 2000 Ready. The testing phase also includes a new release of the main bank software package by the end of 1998. In addition, the Bank plans to test certain systems such as environmental, vault doors and security systems by the end of 1998.

The Bank relies on third-party software and service providers for substantially all of its Data Processing and does not use any proprietary programs which are critical to operations. Therefore, it is of primary importance that the Bank closely monitor the progress of its primary software vendors toward Year 2000 Readiness.

The Bank has also contacted its major suppliers regarding their Year 2000 readiness. At this time, the Committee has not identified any significant issues with identified suppliers.

The Bank has also identified customers with material loan and/or deposit balances. They have been contacted personally and it has been requested that they fill out a standard survey regarding their Year 2000 planning. The Bank will then assess the overall risk to the company and include the information in its Contingency Planning.

Costs to Address the Year 2000 Issue:   The Bank has budgeted
anticipated expenditures of $50,000 in 1998 and 1999. The Bank estimates that it has spent $3,000 to date during 1998 in connection with Year 2000 issues. These expenses may total $20,000 by the end of the year. In addition, the Bank has had to reallocate internal resources to address Year 2000 issues. The Bank does not anticipate that cost for repair or replacement of non-compliant systems will be material. The Bank also sees this as an opportunity to replace older technology with systems that are more current.

The Bank has not completed the testing phase of its Plan, but currently believes that costs of addressing it will not have a material adverse impact of the Bank's financial position. However, if the Bank and third party vendors on which it relies are unable to resolve any significant issues that could arise during the testing phase in a timely manner, it could result in a material financial risk to the Bank. To reduce that risk as much as possible, the Bank plans to devote additional resources if required to resolve any significant Year 2000 issues.

Risks Presented by the Year 2000 Issue:   As testing continues and new
information is obtained, other systems may be identified as Year 2000 risks. If any critical third-party software vendors or service providers fail to adequately address their Year 2000 issues, such failure could have a material adverse effect on the Bank's business, financial condition and operating results. Such adverse impacts could include the requirement that the Bank pay significant overtime to employees to centralizing operations and performing a limited number of transactions. There is also a risk that the repairs made by the third party vendor could render it incompatible with the Bank's operations and require that a new vendor be identified, which could have a material adverse effect.

Contingency Plans:   The Year 2000 Committee is currently in the process
of developing a Year 2000 Contingency Plan. The Bank completed a
Business Impact Analysis during the third quarter 1998 and the Contingency Plan is expected to be completed by the end of the fourth quarter 1998. The Bank will test the Contingency Plan as much as possible without interrupting normal operations during 1999.

Despite the Bank's activities regarding the Year 2000 issue, there can be no assurance that partial or total systems interruptions and/or costs to update the necessary hardware and software would not have a material adverse effect on the Bank's business, financial condition, results of operations or business prospects. Moreover, due to conditions beyond the Bank's control, such as power and telecommunications, there can be no assurance that the Contingency Plans will be successful.



                                 SCHEDULES


                         LOANS HELD FOR INVESTMENT
                              (In thousands)

                            September 30, 1998  December 31, 1997

Commercial Loans                      $118,230           $100,283
Real Estate Loans-Construction          20,700             10,982
Real Estate Loans-Other                113,873             95,513
Installment Loans                        1,633              2,012
                                      --------           --------
   Total                              $254,436           $208,790
                                      ========           ========

Of the total loans due in more than one year, $42.3 million were at fixed interest rates or had reached the loan's floor or ceiling rates and $171.3 million were at adjustable interest rates at September 30, 1998. The loan portfolio has no foreign balances.



                 ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                              (In thousands)

                              Quarter Ended   Nine Months Ended
                         September 30, 1998   September 30, 1998

Balance - Beginning of Period        $2,779               $2,539
Provision for Loan Losses               120                  360
Charge Offs                               0                    0
Recoveries                                0                    0
                                     ------               ------
Balance - End of the Period          $2,899               $2,899
                                     ======               ======

There were two loans on non-accrual at September 30, 1998, totaling to $155,000 of which $140,000 was guaranteed by the U.S. Government and $129,000 was secured by real estate. There were no loans past due 90 days or more and still accruing interest.






                               GAP ANALYSIS

The following schedule represents interest rate sensitivity profile as of September 30, 1998 of assets, liabilities and shareholder's equity classified by earliest possible repricing opportunity or maturity date.

                                                       Non-rate
                                     Over 3    Over 1 Sensitive
                                     months      year        or
                        Through 3   through through 5    Over 5
Balance Sheet              months    1 year     years     years    Total
(in thousands)
                         --------  --------  --------  --------  -------
Assets

Fed funds sold            $38,375                                $38,375
Investment securities                          $2,003    $1,708    3,711

Loans (net of discounts)  133,538    $70,182   14,647    34,058  252,425

Non-interest-earning assets
(net of allowance for loan
losses)                                                  12,601   12,601

                         --------  --------  --------  --------  -------
                          171,913    70,182    16,650    48,367  307,112
                         ========  ========  ========  ========  =======
Liabilities & Shareholders
  Equity

Time Deposits $100,000
   and over                $7,514   $27,390    $8,066    $2,759  $45,729

All other interest-bearing
deposits                  107,605    72,715    15,220     2,585  198,125


Non-interest bearing deposits                            40,890   40,890

Other Liabilities &
Shareholders' Equity                                     22,368   22,368
                         --------  --------  --------  -------- --------
                          115,119   100,105    23,286    68,602  307,112
                         ========  ========  ========  ======== ========
Interest Rate
 Sensitivity (1)           56,794   (29,923)   (6,636)  (20,235)
Cumulative Interest Rate
 Sensitivity               56,794    26,923    20,235         0
                         --------  --------  --------  --------  -------



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

      (d)  Amendment to the Bylaws of the Corporation and revised
       Bylaws(filed as Exhibit(3)(d) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1994 and incorporated herein by this reference).

 (27)   (a)  Financial Data Schedule

b.  Reports on Form 8-K  -  None



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN EMPIRE BANCSHARES

Date:  November 10, 1998
------------------------


/s/ Dennis R. Hunter                       /s/ Patrick R. Gallaher
--------------------                       -----------------------
Dennis R. Hunter                           Patrick R. Gallaher
Chairman of the Board                      Director & Chief Accounting Officer