Form 10KSB
period 1998-12-31
NORTHERN EMPIRE BANCSHARES
filed 1999-03-23
CIK 746253

FORM 10-KSB
     U.S. Securities and Exchange Commission
     Washington, D.C. 20549

     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the Fiscal Year Ended December 31, 1998

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

     State issuer's revenues for its most recent fiscal year.
 $27,101,000
     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $65,871,000, as of February 26, 1999.
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,335,244 shares of common stock as of February 26, 1999.


     DOCUMENTS INCORPORATED BY REFERENCE:
     Not Applicable.

     Transitional Small Business Disclosure Format:  Yes        No  X

(1) Registrant filed a registration statement, on Form S-1, under File Number 2-91196, and the Post Effective Amendment No. 8 to the registration statement was declared effective on November 23, 1988.







     TABLE OF CONTENTS



               Part I

Item 1.   Description of Business
          Business of the Bank
          Employees
          Supervision and Regulation

Item 2.   Description of Properties

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

               Part II

Item 5.   Market for Common Equity and Related Stockholder Matters

Item 6.   Management's Discussion and Analysis or Plan of Operations

Item 7.   Financial Statements

Item 8.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

               Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item  11. Security Ownership of Certain Beneficial Owners and
             Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits, Financial and Reports on Form 8-K

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

Business of the Bank

The Bank was organized as a national banking association on March 27, 1984 and commenced operations on January 25, 1985. It currently has four banking offices: the main office located at 801 Fourth Street, in the central business district of Santa Rosa, California, a branch office located in the Oakmont area of Santa Rosa, approximately 5 miles east of the main office, a branch office in west side of Santa Rosa and a branch in Windsor, approximately 5 miles north of the main office.


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


Description of Business

The Bank engages in the general commercial banking business. It accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial and other installment and term loans, and offers other customary banking services. The Bank makes commercial loans guaranteed by the SBA
("Small Business Administration"), which may be sold in the secondary market. The Bank does not offer trust services directly, and does not presently intend to do so, but offers such services, where requested, through its correspondent banks.

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

The Bank offered investment services through PrimeVest Financial
Services, Inc ("PrimeVest"). PrimeVest provides full-service stock and bond brokerage services. The Bank's investment program was administered by a Bank employee who is also a licensed registered representative with PrimeVest. The Bank recently decided to discontinue this service on Bank premises. Existing PrimeVest customers will transact investment services directly with PrimeVest headquartered in St. Cloud, MN via the telephone.

Market Area

The Bank's primary market area and the source of most of its loan business is Sonoma and Marin Counties. The Bank has increased its lending territory for loans made under the programs of the Small Business Administration ("SBA"). The Bank has SBA loan production facilities in Phoenix, Arizona, San Francisco, California and Sacramento, California. The primary market area for deposit business is Sonoma County.

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

At present, there are approximately 91 banking offices and offices of savings and loan associations in the Sonoma County market area, including offices of major chain banks, of smaller independent banks and savings and loan associations. The Bank attempts to compete by offering personalized and specialized services to its customers. The Bank's promotional activities emphasize the advantages of doing business with a locally owned, independent institution attuned to the particular needs of the community.

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

Employees

At December 31, 1998 the Bank had 65 full-time and 15 part-time employees.

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

(a)  Dividends Payable by the Corporation   Holders of Common Stock of
the Corporation are entitled to receive dividends as and when declared by the Board of Directors out of funds legally available therefor under the laws of the State of California. Under California law, the Corporation is prohibited from paying dividends unless: (a) the amount of its retained earnings immediately prior to the dividend payment equals or exceeds the amount of the dividend; or (b) immediately after giving effect to the dividend (i) the sum of its assets would be at least equal to 125 percent of its liabilities and (ii) its current assets would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125 percent of its current liabilities.

The Board of Governors has advised bank holding companies that it believes that payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, banks and their holding companies may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items such as sales of buildings or other large assets in order to generate profits to enable payment of future dividends. Further, the Board of Governors' position that holding companies are expected to provide a source of managerial and financial strength to their subsidiary banks potentially restricts a bank holding company's ability to pay dividends.

The Corporation's ability to pay dividends on its Common Stock is subject to the rights of senior security holders and lenders, which will include the holders of preferred stock in the future if preferred stock is again issued. Dividend payments will also be dependent upon its separate liquidity needs. See Item 6, "Management's Discussion and Analysis of Financial Condition." In that regard, Federal and state statutes, regulations and policies impose restrictions on the payment of management fees and cash dividends by the Bank to the Corporation. Information regarding the Company's cash dividend payment history can be found in Item 5, "Market for Common Equity and Related Stockholder Matters."

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

In 1996, the OCC issued a community bank risk-assessment system, which consists of examination procedures that focus on the various types of risks that national banks face. The OCC now measures each individual bank's exposure to certain risks, assesses the controls the bank has adopted in response to the risks it faces and the measures it takes to monitor those risks. The OCC evaluates nine categories of risk: credit, interest rate, liquidity, price, foreign exchange, transaction, compliance, strategic and reputation. These nine risks are measured and the direction of the risk is also analyzed.

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

                                Total         Tier 1
Ratio Category                  Risk-Based    Risk-Based   Leverage
--------------                  ----------    ----------   --------
Well Capitalized*               10% or above  6% or above  5% or above
Adequately Capitalized          8% or above   4% or above  4% or above**
Undercapitalized                Less than 8%  Less than 4% Less than 4%
Significantly Undercapitalized  Less than 6%  Less than 3% Less than 3%
Critically Undercapitalized     -             -            2% or less

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

Based on its capital position at December 31, 1998, the Bank is considered well capitalized.

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

The capital totals of the Corporation and the Bank, as of December 31, 1998, exceeded the amounts of capital required under the regulatory guidelines. The following table shows the capital of the Corporation and the Bank, as a percentage of assets, and the capital which they are required to maintain under the capital regulations, as of December 31, 1998:



                                            Corporation     Bank
Leverage capital ratio                      7.2%            7.1%
Required leverage capital ratio             3.0% - 5.0%*    3.0% - 5%*
Total risk-based capital ratio             10.6%           10.5%
Required total risk-based capital ratio     8.0%            8.0%
Tier 1 risk-based capital ratio             9.4%            9.3%
Required tier 1 risk-based capital ratio    4.0%            4.0%
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

The required capital ratios have increased in significance under FDICIA, as described above. The ratios now affect the Bank's ability to utilize brokered deposits and its deposit insurance premium rates, and they can result in regulatory enforcement action. See, above, "The Bank."

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

Regulatory restrictions and other information guidelines with respect to the payment of dividends by the Bank are contained in Item 5, "Market for Common Equity and Related Stockholder Matters.", below.

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

Public Interest Laws, Consumer and Lending Laws

In addition to the other laws and regulations discussed herein, the Bank is subject to certain consumer and public interest laws and regulations that are designed to protect customers in transactions with banks.
While the list set forth below is not exhaustive, these laws and regulations include the Community Reinvestment Act, Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Right to Financial Privacy Act.

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

The Bank attempts to protect its position against the remaining environmental risks by performing prudent due diligence. Environmental questionnaires and information on use of toxic substances are requested as part of its underwriting procedures. The Bank lends based upon its evaluation of the collateral, net worth of the borrower and the borrower's capacity for unforeseen business interruptions or risks.

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

New and Pending Legislation

Certain legislative and regulatory proposals that could affect the Corporation, the Bank and the banking business in general are pending or have been introduced, before the United States Congress, the California State Legislature, and Federal, state and local government agencies.

(a) ATM Fees. Legislation has been proposed in the past in the Congress and the California legislature and measures are currently being proposed in local jurisdictions to regulate the amount of ATM fees that operators of ATMs may charge, and to further regulate the disclosure of such fees. The Bank does not own or operate ATM machines.

(b) Banking Reform Bills. A new financial service reform bill was introduced early in the 1999 session of the House of Representatives, patterned on the Senate version which was considered last year but not passed. A similar bill passed the House in 1998. The new Bill, H.R. 10, would repeal the Glass Steagall Act prohibitions on bank affiliation with securities firms. It would allow bank affiliates to engage in certain securities underwritings and dealing and distributions of mutual funds. It expands bank powers by allowing them to engage in activities 'financial in nature' rather than be limited by the current standard,
'closely related to banking'.   It would allow banks to underwrite and
broker insurance products, and requires the Federal Reserve to defer to the State and Federal agencies on securities and insurance law issues. It also requires a satisfactory CRA rating for a bank to be eligible for new powers, and expands compliance with CRA requirements to other financial companies created by H.R. 10. Similar legislation permitting cross ownership of banks and commercial businesses and continuation of the thrift charter is expected to be introduced in the Senate for consideration this year.

(c)  Expansion in Credit Union Membership.   A broad rule has been
adopted by the National Credit Union Administration ('NCUA'), relaxing limits of credit union membership. The new rule takes effect January 1, 1999. The NCUA will now approve credit unions with membership of more than 300,000 residents with proof that they function as a community.
The effect is to substantially expand credit union membership and make credit unions as tax exempt entities, serving credit needs of large communities, more competitive to banks. Litigation attacking the new rule is pending.

(d) Office of Thrift Supervision ('OTS') Expansion of Charters to Insurance Industry. In 1998 the OTS granted its ninth charter for an insurance company to operate a thrift or savings and loan subsidiary. In this case the OTS approved the application of State Farm Mutual Auto Insurance Co. to operate a savings and loan business at some 16,000 sites where State Farm has insurance agents. State Farm will offer auto, home equity and mortgage loans both directly through agents and through the mail. There have been 41 new thrifts approved by the OTS since 1994 with 54 charter applications pending which is expected to result in yet more competition for banks.

(e) Proposed 'Know Your Customer Rule'; Privacy. The 'Know Your Customer' rule was proposed by the Federal Reserve to enforce the Bank Secrecy Act, and requires bank management to determine the identity of their customers and their customers' source of funds and then monitor the accounts for unusual events. Suspicious events are then to be reported to law enforcement authorities by the banks. The rule has been widely criticized as requiring an additional expenditure of resources by banks as well as requiring invasion of the privacy of customers. At the same time, other regulators such as the OCC are proposing privacy rules to prevent such information from being provided.

The 1996 Amendments to the Fair Credit Reporting Act allow a bank to share customer information with its affiliates providing the bank's customers are given the opportunity to 'opt out' by way of language contained in a bank's loan applications, loan agreements and other
forms.   California state law provides protection against furnishing customer information to third parties (other than law enforcement
officials).    It is not known whether the 'know your customer rule'
will be finally adopted, but it is expected that banks will be required by bank regulators, including the OCC, as well as customers and consumers to adhere to existing laws on privacy and to adopt privacy policies.

(f) Interest on Business Checking. Legislation has again been introduced during 1999 to lift the current ban on the payment of interest on business checking accounts. Legislation lifting the ban on paying interest on business checking accounts is expected to the considered in 1999 in the Shelby-Mack Regulatory Relief Bill. The adoption of this legislation would permit the Bank to compete more directly for commercial deposits, but increase its costs of funds.

It is not known to what extent, if any, these proposals will be enacted or remain in force or what effect such legislation would have on the structure, regulation and competitive relationship of financial institutions. It is likely, however, that many of these proposals would subject the Corporation and the Bank to increased regulation, disclosure and reporting requirements and would increase competition to the Bank and its cost of doing business.

In addition to pending legislative changes, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such legislation or regulations will be enacted or the effect that such legislation or regulations may have on the Bank's business. It is likely, however, that many of these proposals would subject the Corporation and the Bank to increased regulation, disclosure and reporting requirements and would increase competition to the Bank and its cost of doing business.

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

In May 1998, SBA and Commercial Lending and Loan Administration offices were relocated to a building which is located less than a block away from the main office at 815 Fifth Street, Santa Rosa. The Bank leases 8,047 square feet from Mr. James Ratto, a major shareholder of the Corporation.

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

No matters were submitted to a vote of shareholders in the fourth quarter of 1998.



    Part II

ITEM 5.   Market for Common Equity and Related Stockholder Matters

On February 26, 1999, the Corporation had 3,335,244 shares of common stock outstanding, held by approximately 325 shareholders of record.

The directors and officers of the Corporation and the Bank hold 12.7% and beneficially own 31.1% of the outstanding shares. See "Item 11, Security Ownership of Certain Beneficial Owners and Management," herein. Under SEC rules, the directors and officers are restricted in the amount of securities they may sell without registration under the Securities Act of 1933, as amended. In general, directors and officers each may offer up to 33,352 shares in any three month period without such registration.

As of February 26, 1999, the directors, officers and staff also have the right to acquire additional shares upon the exercise of options granted pursuant to the Corporation's Stock Option Plan. Should several directors and officers choose to exercise options and sell their shares on the market, such that a large number of shares are offered at one time, the price of the common stock could be adversely affected.

The firms Everen Securities, Inc. and Mutual Securities, located in Santa Rosa, and Van Kasper & Company, located in San Francisco, are presently making a market in the stock.

The following chart shows the high and low bid quotations and the volume of transactions in the Corporation's stock for the periods indicated. The volume information has been provided to the Corporation by Hoefer & Arnet of transactions reported to NASDAQ and does not include privately negotiated transactions. The prices provided by Mutual Securities are inter-dealer prices, do not necessarily represent actual transactions and do not include retail mark-ups, mark-downs or commissions. The bid prices and numbers of shares in this table have been adjusted for the impact of the stock split and stock dividends issued during 1998 and stock dividend in 1997.

              Bid Quotations for the Corporation's Common Stock

Quarter Ended                                          Approximate
                                High         Low      Trading Volume
March 31, 1997                   $9.63     $7.69        357,420
June 30, 1997                    12.75      9.00        214,620
September 30, 1997               13.19     11.69        124,110
December 31, 1997                16.14     13.13        190,890
March 31, 1998                   17.13     16.19        265,860
June 30, 1998                    18.00     17.22        226,420
September 30, 1998               15.88     14.44         46,100
December 31, 1998                15.25     14.38        273,400


There has been an increase in the trading volume over the last two years; however, due to the lack of any significant trading and no established public market, this information should not be considered an indication of the market value of the shares. There is no assurance that any significant trading market for the shares will develop in the future and there are no assurances as to the price at which shares may be traded in the future. The bid and asked prices of the Corporation's common stock were $19.50 and $20.00, respectively, on February 26, 1999.

Dividends

On August 25, 1998, the Corporation declared a two for one stock split to shareholders of record on September 30, 1998. On March 31, 1998, the Corporation declared a 5% stock dividend to shareholders of record on May 1, 1998. On February 19, 1997, the Corporation declared a 5% stock dividend to shareholders of record on March 31, 1997.

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

The approval of the Comptroller is required if the total of all dividends declared by a bank in any calendar year will exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock which may be outstanding. Moreover, the Comptroller may prohibit the payment of dividends which would constitute an unsafe and unsound banking practice. As of December 31, 1998, $10,327,000 of retained earnings of the Bank was available for the payment of dividends under this requirement.

ITEM 6.   Management's Discussion and Analysis or Plan of Operations

The Corporation's sole subsidiary is Sonoma National Bank ("Bank"), and its primary activities are the commercial banking activities engaged in through the Bank. The following discussion of financial condition and results of operations focuses primarily on the Bank, for the years ended December 31, 1997 and 1998.

During 1998, total consolidated assets grew 37.8% to $322,124,000 at December 31, 1998. Total consolidated assets grew 4.0% during 1997 to $233,737,000 at December 31, 1997.

Total deposits increased 37.8% to $295,969,000 when comparing December 31, 1998 to December 31, 1997. For the year ended December 31, 1997, total deposits increased 2.6% to $214,747,000.

Results of Operations

The Corporation's consolidated net income for the year ended December 31, 1998 was $4,765,000 as compared to $3,273,000 for the year ended December 31, 1997, an increase of 45.6%. The Corporation's consolidated net income for the year ended December 31, 1997, increased 41.9% over the year ended December 31, 1996.

Net interest income before provision for loan losses increased 24.8%, or $2,842,000, when comparing the year of 1998 to 1997. This increase results from the growth in the volume of loans on which the Bank earns a net interest margin. The Bank's interest margin for 1998 equaled 5.23% compared to 5.22% in 1997. The interest margin equaled 5.31% in 1996. See, "Net Interest Income."

The provision for loan losses decreased $170,000 in 1998 over 1997.
See, "Allowance for Loan Losses." Other income increased $299,000 primarily due to SBA loan sales. See, "Non-Interest Income." Operating expenses increased by $866,000 primarily because of growth of the Bank. A new branch office was opened, the lending staff moved to larger space and a new computer network was installed during 1998.

When comparing 1997 to 1996 the provision for loan losses increased $230,000 and other income decreased $217,000. Operating expenses increased $309,000 during 1997 primarily due to increases in personnel costs and the cost associated with foreclosed property and problem loans.

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

For the year ended December 31, 1998, net interest income before the provision for loan losses totaled $14,296,000 as compared to $11,454,000 for the year ended December 31, 1997, representing an increase of 24.8%. The majority of this increase results from the net margin earned on growth in the loan portfolio, largely from the increase in SBA loans, commercial real estate loans and construction loans. See, "Loan Portfolio." During 1997, net interest income before the provision for loan losses increased $2,222,000 or 24.1%, from $9,232,000 to $11,454,000, primarily due to the net margin earned on growth in the loan portfolio.

The Bank's net interest margin (expressed as a percentage, the yield on average interest earning assets less the rate paid on average interest bearing liabilities) moved from 5.31% in 1996 to 5.22% in 1997 and to 5.23% in 1998. Changes in market interest rates impact the Bank's net interest margin. The Federal Reserve Board had held the Fed Funds and Discount rate at the same level since February 1996; however, in September, October and November of 1998, the Federal Reserve Bank lowered rates reducing the Fed Funds rate to 4.75% and this discount rate to 4.5%. The prime rate generally follows rate adjustments by the Federal Reserve Bank and the prime rate declined from 8.25% on September 29, 1998 to 7.75% on November 18, 1998 where is has remained. The prime rate was 8.25% at December 31, 1997 and 1996. Since the Bank is asset sensitive, meaning more assets are immediately adjustable than liabilities, the net interest margin tends to increase when rates increase and tends to decrease in a declining rate environment.

The full impact of rate changes on the Bank's earnings are not realized for several months, since not all loans or deposits reprice immediately. The majority of SBA loans are tied to the prime rate and reprice on a calendar quarter basis. Additionally, the Bank has some fixed rate loans and adjustable rate loans, mainly commercial real estate loans, that are tied to indexes which adjust at a slower pace, such as the Eleventh District Cost of Funds Index (COFI). The COFI rate increased from 4.84% in December 1996 to 4.95% in December 1997 and decreased to 4.69% in December 1998. There can be no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans-to-deposits increased during 1998, when it averaged 94.9%, as compared to 90.6% in 1997 and 87.9% in 1996. Changes in the mix of loans also impacts the Bank's interest margin.

Interest income increased from $16.4 million in 1996 to $20.6 million in 1997 to $25.4 million in 1998. This is a direct result of growth in loans. Average loans increased from $148.0 million in 1996 to $191.3 million in 1997 to $239.5 million in 1998. However, the yield on loans declined to 9.85% in 1998 from 9.98% in 1997. The 13 basis point decline during 1998 results primarily from the drop in prime rate during the last quarter of 1998. The mix of loans also impacts the overall yield on loans. During 1998, average balances of real estate loans, which have a lower yield than other types of loans such as SBA loans, increased $17.2 million thereby impacting the overall portfolio yield. The Bank continues to experience increased competition for loans, which has resulted in lower loan pricing in the market place, which may impact the Bank's offering rates on new loans in the future.

Overall loan portfolio yields are affected by deferred loan fees and discounts on loans. These fees and discounts are amortized to income over the life, or estimated life, of the loan with which they are associated and serve to increase loan portfolio yields. Interest income on loans includes loan fee income of $1,095,000 for the year ended December 31, 1998 and $923,000 for the year ended December 31, 1997. This fee income increased yields on average loans by 45 basis points in 1998 as compared to 48 basis points in 1997. Deferred loan fees are a product of origination and commitment fees net of certain direct loan origination costs. The deferred fee amounts are as follows: $1,353,000 as of December 31, 1998, and $1,143,000 as of December 31, 1997. Deferred fees are netted against total loans in the balance sheet.

Discounts on the unguaranteed portion of SBA loans are recorded as an asset when the guaranteed portion of the SBA loan is sold. These discounts are amortized as an adjustment to the loan yields over the estimated life of the SBA loan. As of December 31, 1998, $654,000 was recorded as discounts compared to $700,000 at December 31, 1997. These discounts are netted against total loans in the balance sheet.

The allowance for loan losses has no direct effect on yield. Loans carried as non-accrual reduce the portfolio yield, since the balance of a non-accrual loan is maintained in the loan total but no interest is accrued. Nonaccrual loans are included in the loan amounts in the following average balance sheets. Interest foregone on non-accrual loans equaled $12,000 in 1998 compared to $12,000 in 1997.

Interest expense increased 20.8% when comparing 1997 to 1998, due to increases in interest bearing deposits, particularly in time deposits which bear the highest cost. The average cost of interest paid on interest bearing deposits for the year ended December 31, 1998 was 4.89%, versus 4.98% for the year ended December 31, 1997. Average non-interest bearing deposits increased 27.2% in 1998, with most of the Bank's growth being funded by time deposits. In 1997, the Bank's growth also was funded by time certificates and money market accounts.

The Bank's deposits reprice at a slower pace than loans, primarily since certificates of deposits usually do not reprice until their maturity dates, which generally range from six months to eighteen months. Time deposits have increased from $94.0 million at the end of 1996 to $102.9 million at December 31, 1997 to $146.6 million at December 31, 1998. During both 1997 and 1998, the Bank ran several time deposit campaigns at rates slightly higher than its local competitors. These higher priced deposits were used to fund the rapid growth in loans. The cost of time deposits averaged 5.69% in 1998 compared to savings and money market rate accounts which averaged 4.17%. Growth in time deposits (highest cost), has a negative impact on the Bank's cost of funds and net interest margin.

The Bank's money market rate account, the Sonoma Investors Reserve Account, which offers rates tied to US Treasury rates, also remained competitive during 1998. Balances held in Sonoma Investors Reserve accounts fluctuated from $71.1 million at December 31, 1996 to $64.8 million at December 31, 1997 to $87.0 million at year end 1998. In December 1996, the Bank received a short term deposit of approximately $16 million, which were held in Sonoma Investors Reserve accounts for approximately 30 days. This deposit increased the 1996 balance at year end and the withdrawal of this deposit in 1997 was greater than other increases during 1997. Average balances for all money market accounts at the Bank were $59.2 million for 1996, $66.7 million for 1997 and $77.5 million for 1998. The rate offered on the Sonoma Investors Reserve account is repriced on a weekly basis. During 1997 and 1998 the cost of these funds has declined based upon the movement of the 90 day U.S. Treasury Bill. Due to the weekly repricing, changes in rates on the Sonoma Investors Reserve Account have a more immediate impact on the Bank's cost of funds than changes in rates on time certificates. The cost of funds on savings and money market accounts equaled 4.17% in 1998 compared to 4.41% in 1997.

The Bank's margin has been relatively stable during 1996, 1997 and 1998. Changes in the mix of loans and deposits, changes in the ratio of loans-to-deposits and market rates all impact the Bank's margin. During 1997, the Bank's cost of funds increased 0.02%, while the rate earned on loans decreased 0.16% which negatively impacted income. The Bank's average loans-to-deposits ratio increased from 87.9% in 1996 to 90.6% in 1997, this had a positive impact on net interest margin.

The tables on the following pages (i) summarize the distribution, by amount, of the average assets, liabilities and shareholders' equity of the Corporation for the periods indicated and (ii) set forth the yields on earning assets and the rates paid for interest bearing liabilities during the periods indicated. Averages are computed primarily from daily balances.

AVERAGE  BALANCE SHEET
Year Ended
December 31, 1998
(dollars in thousands)

                                    Average        Interest     Average
                                    Balance  Income/Expense  Yield/Rate

Certificates of deposit
  with other banks                      $ 0             $ 0
Investments                           5,660             332       5.87%
Federal funds sold                   28,047           1,466       5.23%
Loans:
  Commercial (including SBA loans)  113,108          11,357      10.04%
  Installment loans to individuals    1,761             193      10.99%
  Real estate - Construction         18,473           2,142      11.59%
  Real estate - Other               106,207           9,909       9.32%
                                   --------         -------     ------
  Total Loans                       239,549          23,601       9.85%
                                   --------         -------     ------
Total earning assets                273,256          25,399       9.29%
                                                    -------
Non-earning assets:
  Allowance for loan losses          (2,765)
  Deferred Loan Fees & Discounts     (1,992)
  Cash and due from banks             8,072
  Other assets                        6,181
                                   --------
TOTAL ASSETS                       $282,752
                                   ========
Deposits:
  Demand - interest bearing         $12,608            $134       1.06%
  Savings & money market             81,359           3,395       4.17%
  Time certificates                 132,938           7,568       5.69%
                                   --------         -------       ----
  Total interest bearing deposits   226,905          11,097       4.89%
Other Interest bearing liabilities      130               6       4.61%
                                   --------         -------       ----
Total Interest bearing deposits &
liabilities                         227,035          11,103       4.89%
                                                    -------
Non-interest bearing liabilities:
  Non-interest bearing deposits      33,917
  Other liabilities                   1,426
  Shareholders' equity               20,374
                                   --------
TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY        $282,752
                                   ========
Net interest income                                 $14,296
                                                    =======
Net interest margin                                    5.23%
                                                      =====


AVERAGE  BALANCE SHEET
Year Ended
December 31, 1997
(dollars in thousands)

                                    Average        Interest     Average
                                    Balance  Income/Expense  Yield/Rate
Certificates of deposit
  with other banks                   $1,292            $75        5.80%
Investments                           7,360            422        5.73%
Federal funds sold                   19,514          1,064        5.45%
Loans:
  Commercial (including SBA loans)   95,682          9,894       10.34%
  Installment loans to individuals    1,833            202       11.02%
  Real estate - Construction          4,766            585       12.27%
  Real estate - Other                89,011          8,403        9.44%
                                   --------        -------       -----
  Total Loans                       191,292         19,084        9.98%
                                   --------        -------       -----

Total earning assets                219,458         20,645        9.41%
                                                   -------
Non-earning assets:
  Allowance for loan losses          (2,146)
  Deferred Loan Fees & Discounts     (1,868)
  Cash and due from banks             7,458
  Other assets                        5,547
                                   --------
TOTAL ASSETS                       $228,449
                                   ========

Deposits:
  Demand - interest bearing         $11,258           $120        1.07%
  Savings & money market             67,949          2,999        4.41%
  Time certificates                 105,207          6,072        5.77%
                                   --------        -------       -----
  Total interest bearing deposits   184,414          9,191        4.98%

Non-interest bearing liabilities:
  Demand - non-interest bearing      26,649
  Other liabilities                   1,262
  Shareholders' equity               16,124
                                   --------
TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY        $228,449
                                   ========


Net interest income                                $11,454
                                                  ========
Net interest margin                                   5.22%
                                                     =====





AVERAGE  BALANCE  SHEET
Year Ended
December 31, 1996
(dollars in thousands)

                                    Average        Interest     Average
                                    Balance  Income/Expense  Yield/Rate

Certificates of deposit
  with other banks                   $4,872           $265        5.44%
Investments                           6,163            341        5.53%
Federal funds sold                   14,883            812        5.46%
Loans:
  Commercial (including SBA loans)   71,523          7,589       10.61%
  Installment loans to individuals    2,337            274       11.72%
  Real estate - Construction          2,500            235        9.40%
  Real estate - Other                71,665          6,907        9.64%
                                   --------        -------      ------
  Total Loans                       148,025         15,005       10.14%
                                   --------        -------      ------
Total earning assets                173,943         16,423        9.44%

Non-earning assets:
  Allowance for loan losses          (1,837)
  Deferred Loan Fees & Discounts     (1,868)
  Cash and due from banks             6,850
  Other assets                        5,339
                                   --------
TOTAL ASSETS                       $182,427
                                   ========


Deposits:
  Demand - interest bearing           9,730            103        1.06%
  Savings & money market             58,383          2,540        4.35%
  Time certificates                  76,844          4,548        5.92%
                                   --------       --------       -----
  Total interest bearing deposits   144,957          7,191        4.96%

Non-interest bearing liabilities
  Demand - non-interest bearing      23,356
  Other liabilities                     991
  Shareholders' equity               13,123
                                   --------



TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY        $182,427
                                   ========
Net interest income                                 $9,232
                                                    ======
Net interest margin                                   5.31%
                                                    ======

The following tables set forth the changes in net interest income due to changes in interest rates and the volume of assets and liabilities between years. Variances attributable to simultaneous rate and volume changes are all allocated to volume change amount.


ANALYSIS OF VOLUME AND RATE CHANGES
ON NET INTEREST INCOME AND EXPENSE
1998 OVER 1997
(dollars in thousands)


                                          Volume    Yield/Rate    Total


Increase/(decrease)in interest income:
Certificates of deposit
   with other banks                         $(75)          $ -     $(75)
Investments                                  (97)            7      (90)
Federal funds sold                           465           (63)     402
Loans:
  Commercial (incl. SBA loans)             1,802          (339)   1,463
  Installment loans to individuals            (8)           (1)      (9)
  Real estate - Construction               1,682          (125)   1,557
  Real estate - Other                      1,623          (117)   1,506
                                          ------          ----   ------
  Total                                    5,392          (638)   4,754
                                          ------          ----   ------

Increase/(decrease) in interest expense:
Deposits & other interest bearing liabilities:
  Demand - interest bearing                   14             -       14
  Savings & money market                     591          (195)     396
  Time certificates                        1,600          (104)   1,496
  Other interest bearing liabilities           -             6        6
                                          ------         -----   ------
  Total                                    2,205          (293)   1,912
                                          ------         -----   ------

Increase/(decrease) in
  net interest income                     $3,187         $(345)  $2,842
                                          ======         =====   ======


ANALYSIS OF VOLUME AND RATE CHANGES
ON NET INTEREST INCOME AND EXPENSE
1997 OVER 1996
(dollars in thousands)

                                          Volume    Yield/Rate    Total
Increase/(decrease) in interest income:
Certificates of deposit
  with other banks                         $(208)          $18    $(190)
Investments                                   69            12       81
Federal funds sold                           253            (1)     252
Loans:
  Commercial (incl. SBA loans)             2,498          (192)   2,306
  Installment loans to individuals           (56)          (16)     (72)
  Real estate - Construction                 278            71      349
  Real estate - Other                      1,638          (142)   1,496
                                          ------          ----   ------
  Total                                    4,472          (250)   4,222
                                          ------          ----   ------
Increase/(decrease) in interest expense:
Deposits:
  Demand - interest bearing                   16             1       17
  Savings & money market                     422            37      459
  Time certificates                        1,637          (113)   1,524
                                          ------          ----   ------
  Total                                    2,075           (75)   2,000
                                          ------          ----   ------
Increase/(decrease) in
 net interest income                      $2,397         $(175)  $2,222
                                          ======         =====   ======

Non-Interest Income

Non-interest income is derived primarily from gains on sales of SBA loans, service charges on deposit accounts, discount brokerage income, earnings on life insurance and SBA loan servicing fees. When comparing the year ended December 31, 1998 to December 31, 1997, non-interest income increased 21.3% to $1,702,000, compared to $1,403,000 in 1997.

Gains on the sale of the guaranteed portion of SBA loans increased to $619,000 in 1998 versus $265,000 in 1997. This increase in gains on sales resulted from management's decision to sell a larger portion of SBA loans. During 1998 the Bank sold SBA loans totaling $7,144,000, compared to $3,959,000 in 1997.

SBA servicing fees decreased to $339,000 for 1998 compared to $392,000 for 1997. Service fee income is based on payments received, and therefore, vary from year to year. During 1998, the Bank's average SBA loan portfolio serviced was $31.5 million compared to $39.1 million in 1997, which reflects the impact of SBA loan payoffs. If the serviced portfolio continues to decline, SBA servicing revenue will continue to be negatively impacted.

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

Non-interest income includes service charges on deposit accounts. During 1998, service charges totaled $367,000 versus $346,000 in 1997. Service charges vary depending upon the customers' uses of various Bank services. With the growth in deposit customers the fee income also increased.

Non-interest income also includes earnings on life insurance held for directors and senior officers which totaled $105,000 in 1998 as compared to $135,000 in 1997. The decline in income reflects adjustment to interest accrual during 1998.

Discount brokerage services generated $72,000 in 1998 compared to $67,000 in 1997. The costs associated with this service have consistently exceeded the revenue generated. This service was well received by Bank customers; however, due to the risk associated with discount brokerage services it was determined that the Bank would no longer offer this service effective January 1999.

During 1998, $1,000 in gain on sale of other real estate owned (OREO) was recorded compared to $42,000 in 1997. See, "Other Real Estate Owned."

Other non-interest income for 1997 totaled $1,403,000, compared to $1,620,000 in 1996. The decline in gains on the sale of the guaranteed portions of SBA loans, which totaled $265,000 in 1997 compared to $567,000 in 1996 negatively impacted non-interest income, on SBA loan sales totaling $3,959,000 in 1997 and $6,390,000 in 1996. SBA servicing fees increased during 1997 to $392,000 compared to $379,000 in 1996. Discount brokerage services added $67,000, before expenses, during its second full year of operation. Service charges also increased $9,000 during 1997.

Non-Interest Expense

Non-interest expenses include salaries and employee benefits, occupancy, equipment and the general expenses required for the operation of the Corporation and the Bank. For the year ended December 31, 1998, non-interest expenses totaled $7,582,000, an increase of 12.9% over the previous year. The following table outlines the components of non-interest expense for the periods indicated:


(In thousands)
Year Ended December 31,                      1998      1997      1996
Expense Item
Salaries & Employee Benefits               $4,284    $3,762    $3,521
Occupancy                                     747       713       699
Equipment                                     521       368       315
Advertising/Business Development              299       318       336
Outside Customer Services                     278       249       245
Director & Shareholder expenses               274       204       205
Deposit and Other Insurance                   198       173       142
Professional Fees                             151       147       185
Stationery & Supplies                         148       146       161
Other                                         682       636       598
                                           ------    ------    ------
TOTAL                                      $7,582    $6,716    $6,407
                                           ======    ======    ======

A portion of the 13.9% increase in salaries and benefits resulted from staff increases associated with the opening of the new West College Branch in the last quarter of 1998. During 1998 incentive compensation increased due to increased loan production and deposit growth. Salaries included increases for performance and promotions during the year. The Bank also experienced staff growth in 1998 with the Bank's full time equivalent (FTE) staff positions averaging 76 persons in 1998, compared to 73 in 1997.

Occupancy costs were $747,000 in 1998 compared to $713,000 in 1997. During May 1998 the Loan Administration personnel was relocated to a larger space at 815 Fifth Street in Santa Rosa. In addition to the moving costs, the Bank experiences annual increases in the rents charged on most of their facilities.

Equipment expenses increased to $521,000 in 1998 as the Bank has continued to upgrade computer technology by installing a network in the Loan Administration and Finance Departments. This project required purchasing personal computers for terminal users in the loan department. The Bank installed a new mainframe in February 1998. In January 1999 the Bank expanded its computer network to the Windsor and Oakmont branch offices and will add the Main branch during the first half of 1999. In addition, the Bank provided for known expenses and costs associated with Year 2000 project by accruing $50,000. Equipment costs are expected to continue to increase during 1999.

Advertising and business development costs vary from year to year depending on the various promotions that have occurred during the year. These costs include promotion of various products (Telebanc, SBA lending, Commercial lending and Deposit campaigns).

Outside customer services increased from $249,000 in 1997 to $278,000 in 1998. Analysis charges are a major expense included in this category. Analysis charges are customer expenses for title and escrow services, check charges, courier and payroll services incurred on behalf of customers who maintain deposit balances sufficient to compensate for these costs. See, "Deposits." While some non-interest expense is incurred, management feels the contribution of the non-interest bearing demand accounts toward lowering overall cost of funds more than offsets this cost.

Professional fees increased from $147,000 in 1997 to $151,000 in 1998. The Bank's legal costs vary depending on the need to retain legal assistance on problem loans, OREO, compliance issue and other issues. During 1998 a new stock option plan was approved which increased legal expenses. Other professional fees include accounting services, loan review services, SBA audit fees and computer training.

Regulatory assessments have varied from $129,000 in 1995 to $55,000 in 1996 to $88,000 in 1997 to $97,000. The Bank's deposit insurance premium is currently in the lowest cost category. The Bank's cost per $100 of insurance deposits fell from $0.23 to $0.04 during 1995 and then fell in the first half of 1996 to zero cents per $100 of insured deposits with an annual minimum payment of $2,000. There can be no assurance that the deposit insurance rates will remain at this low level. Effective in 1997, the Bank was charged a "Financing Corporation" (FICO) assessment at the annual rate of $0.0128 per $100 of insured deposits. This cost
equaled $25,000 in 1997 and $26,000 in 1998.   See, "Description of
Business-Supervision and Regulation-New and Pending Legislation."

Director and shareholder expenses increased from $204,000 in 1997 to $274,000 in 1998. Director fees were increased effective January 1, 1998. See "Compensation of Directors." Shareholder services have also increased and the Company's transfer agent has increased charges from $8,000 in 1997 to $22,000 in 1998.

Other expenses increased 7.2% to $682,000 during 1998. Included in this category are expenses related to loan costs (broker fees, appraisals, etc.), problem loan and OREO expenses, charitable donations, seminars and travel costs. During 1997, other expenses of $636,000 increased 6.4% over 1996.

Non-interest expenses are expected to increase in 1999 due to the planned growth in the Bank.

The increase in non-interest expenses of 4.8% from the 1996 total of $6,407,000 to $6,716,000 in 1997 was due primarily to staff incentives associated with increased volume of loan and deposit activity. The Bank's equipment cost were increasing due to adding and upgrading personal computers within the Bank.

Loan Portfolio

The following table shows the composition of the Corporation's loan portfolio, by type of loan, as of the dates indicated.


(In thousands)
                                             December 31,
Type of Loan                 1998      1997     1996      1995    1994

Commercial               $118,395  $100,283  $84,969   $62,062  $38,688
Real Estate Construction   28,177    10,982    1,533     3,556    1,701
Real Estate Other         123,839    95,513   81,008    64,720   49,601
Installment Loans
  to Individuals            1,644     2,012    2,218     2,702    2,965
                         --------  -------- --------  --------  -------
TOTAL                    $272,055  $208,790 $169,728  $133,040  $92,955
                         ========  ======== ========  ========  =======


The table above illustrates the Bank's emphasis on commercial and real estate lending. At December 31, 1998 and 1997 commercial loans comprised 43.5% and 48.0%, respectively, of the Bank's total loan portfolio. Construction and other real estate loans (combined) comprised 55.9% and 51.0% on those same dates. Management is aware of the risk factors in making commercial and real estate loans and is continuously monitoring the local marketplace as well as performing annual reviews of this portfolio.

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

While SBA loans generally have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have a higher loan-to-value ratio than the Bank typically accepts. This risk is mitigated by the majority of the loans being secured by real estate. If a default on a SBA loan occurs the Bank shares proportionally in the collateral supporting the loan with the SBA which guarantees the loan. At December 31, 1998, the Bank held $125,108,000 in loans generated by the SBA department, of which $59,020,000 was guaranteed by the SBA. At December 31, 1997, the Bank held $92,188,000 in loans generated by the SBA department, of which $46,712,000 was guaranteed by SBA. There were no SBA loans more than 90 days past due and still accruing interest: there were two SBA loan totaling $62,000, of which $56,000 was guaranteed by the SBA, on nonaccrual status, as of December 31, 1998. There were no SBA loan charge offs during 1998 or 1997.

The category entitled "Real Estate-Other" includes loans which are secured by real estate and not classified as a construction or commercial loan. The majority of these loans are secured by commercial real estate. The Bank offers residential mortgage loans on a limited basis.

Home equity lines of credit, included in real estate - other, equaled 1.1% of the total loan portfolio at December 31, 1998 compared to 2.1% at December 31, 1997. These loans are secured primarily by second trust deeds on single family residences. The Bank typically requires a loan-to-value ratio of no more than 80% for home equity loans. The rates are adjustable monthly based on the Bank's internal reference rate, and terms do not exceed ten years.

Real estate construction loans grew from $1,533,000 in 1996 to $10,982,000 in 1997 to $28,177,000 in 1998. The Bank created a construction loan group during 1997 to focus on construction loans primarily for single family residences and commercial properties valued at under $2,500,000 located in Northern California. Construction loans are made to "owner/occupied" and "owner/users" of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. Loan-to-value ratios on construction loans depend upon the nature of the property. The Bank's policy is to require that the loan-to-value ratio ranges from 65% to 75% and that the borrower have a cash equity interest in the land ranging from 25%-50%. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio, and on the earnings and financial condition of the Bank.

The Bank has a small portfolio of consumer loans, equaling 1.0% of the total loan portfolio at December 31, 1997 and 0.6% at December 31, 1998. Personal lines of credit and overdraft protection are offered to customers. Regular underwriting procedures are followed depending upon the type of loans. Revolving lines are reviewed every two years.

It is the Bank's policy to collateralize all loans unless, in management's estimation, the credit worthiness, cash flow and character of the borrower justify extension of credit on an unsecured basis. Management recognizes the inherent risk in making unsecured loans, but in management's judgement, such unsecured loans are justified based on the credit worthiness and financial strength of the borrowers. Management believes that its secured loans are adequately collateralized to minimize loss in the event of default in payment of interest or principal or decline in collateral values. In making collateralized loans, the Bank's policy establishes a maximum loan-to-collateral value ratio of from 50% to 100%, depending on the type of collateral and the other factors supporting the loan.

The following table summarizes the Bank's loan maturities, by loan type, at December 31, 1998. Loans are categorized by the maturity of the final installment.




(In thousands)

                                      Over 1 Year
                           1 year      through        Over 5
                           Or less     5 years        Years     Total

Commercial                 $13,182     $11,441      $93,772  $118,395
Real Estate -Construction   24,612         446        3,119    28,177
Real Estate -Other           9,260      17,788       96,791   123,839
Installment Loans            1,166         478            0     1,644
                           -------     -------     --------  --------
TOTAL                      $48,220     $30,153     $193,682  $272,055
                           =======     =======     ======== =========

Of the total loans due in more than one year at December 31, 1998, $46,655,000 were at fixed interest rates, which includes loans currently at their floor rate, and $177,180,000 were at adjustable interest rates.

Interest Rate Sensitivity

The Bank attempts to lend at competitive interest rates and to reduce exposure to interest rate fluctuations by making most of its loans at adjustable interest rates.

The following table summarizes the Bank's loan portfolio by contractual repricing frequency and by loan type, at December 31, 1998. SBA loans are considered commercial loans for this analysis. Most of the SBA loans are secured by real estate. The Bank has approximately $22.9 million in adjustable loans which are priced at floor rate and are considered fixed rate loans, deemed to reprice at their maturity date for the purpose of this analysis.

(In thousands)
                                      Over    Over 1
                                  3 Months      Year
                         3 Months  through   through   Over 5
                          or Less   1 Year   5 Years    Years     Total

Commercial               $112,969   $2,378    $2,125     $923  $118,395
Real Estate -Construction  18,802    8,281     1,094        0    28,177
Real Estate -Other         59,047    1,724     3,517   59,551   123,839
Installment Loans           1,176       92       258      118     1,644
                         --------  -------    ------  -------  --------
TOTAL                    $191,994  $12,475    $6,994  $60,592  $272,055
                         ========  =======    ======  =======  ========


Interest rate risk is reduced through the practice of making variable interest rate loans which are tied to an outside rate index. These loans "float", or adjust their rate as the interest rate environment changes. As of December 31, 1998 and 1997 approximately 70% of the Bank's loan portfolio was comprised of loans with adjustable rates (excluding those which had reached their floors).


Allowance for Loan Losses

In accordance with its policy, the Bank maintains an allowance for loan losses to provide for losses in the loan portfolio. The allowance for loan losses is reviewed monthly and is based on an allocation for each loan category (e.g. Real Estate, Commercial), an allocation for undisbursed commitments, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition, management considers such factors as known loan problems, historical loan loss experience, loan concentrations, loan loss experience in the banking industry, evaluations made by bank regulatory agencies, assessment of economic conditions and other appropriate data to identify risks in the loan portfolio. Based upon this analysis of the allowance for loan losses (which incorporates the growth in the loan portfolio during the year), the Bank has increased the allowance by 18.9% to $3,019,000 at December 31, 1998 compared to $2,539,000 in 1997. The provision for loan losses for the year ended December 31, 1998 was $480,000 as compared to $650,000 for the year ended December 31, 1997. The increase in the allowance was based upon the growth in the loan portfolio during the year. The ratio of allowance to loans outstanding equaled 1.4% compared to 1.6% at December 31, 1997 and 1.4% at December 31, 1996.

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

During 1998 there were no loans charged-off and no loan recoveries. During 1997, the Bank charged-off five loans (1 commercial, 2 real estate and 2 consumer) totaling $222,000 and recovered $69,000 on real estate loans.

The following table sets forth the changes in the allowance for loan losses over the last five years and the relationship to loans outstanding, net of the SBA guaranteed portion, at the end of those periods.

(dollars in thousands)
                                                  Year Ended December 31
ALLOWANCE FOR LOAN LOSSES:         1998        1997        1996        1995       1993
Balance at Beginning
  of Period                      $2,539      $2,042      $1,676      $1,421     $1,113
Provision for Loan Losses
  Charged to Expense                480         650         420         250       280
Less Charge-Offs:
    Commercial                        0          48          38           0         0
    Real Estate-Other                 0         140           0          72         0
    Consumer loans                    0          34          24          30        16
        Total Charge-offs             0         222          62         102        16
Recoveries:
    Commercial                        0          69           8          79        20
    Real Estate - Other               0           0           0          24        24
    Consumer                          0           0           0           4         0
        Total Recoveries              0          69           8         107        44
Net Charge-offs/(Recoveries)          0         153          54          (5)      (28)
                               --------    --------    --------    --------   -------
Balance at the End
 of the Period                   $3,019      $2,539      $2,042      $1,676    $1,421
                               ========    ========    ========    ========   =======
Total Loans Outstanding at End of
 Period-Net of SBA Guarantees  $213,034    $162,077    $141,472    $118,716   $89,124
                               ========    ========    ========    ========   =======
Ratio of Ending Allowance
to Ending Loans Outstanding-Net
of SBA Loan Guarantees              1.4%        1.6%        1.4%        1.4%      1.6%
                               ========    ========    ========    ========   =======
AVERAGE TOTAL LOANS            $239,549    $191,292    $148,025    $114,819   $90,341
                               ========    ========    ========    ========   =======
Ratio of Net Charge-offs
to Average Loans Outstanding
During the Period                   0.0%      0.079%      0.036%     (0.004)%  (0.031)%
                              =========    ========    ========    ========   =======

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



(dollars in thousands)       December 31, 1998        December 31, 1997
Category                   Amount   % of Loans      Amount   % of Loans
Commercial                 $1,565         43.5%     $1,312         48.0%
Real Estate -Construction     444         10.4         133          5.3
Real Estate -Other            959         45.5       1,021         45.7
Installment Loans              51          0.6          73          1.0
                           ------        -----      ------        -----
TOTAL                      $3,019        100.0%     $2,539        100.0%
                           ======        =====      ======        =====


(dollars in thousands)    December 31, 1996    December 31, 1995    December 31, 1994
Category                 Amount  % of Loans   Amount  % of Loans   Amount  % of Loans
Commercial               $1,081        50.1%    $788        46.7%    $524        39.1%
Real Estate -Construction    66         0.9      166         2.7      117         1.9
Real Estate -Other          744        47.7      682        48.6      683        55.7
Installment Loans           151         1.3       40         2.0       97         3.3
                         ------       -----   ------       -----   ------       -----
TOTAL                    $2,042       100.0%  $1,676       100.0%  $1,421       100.0%
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

The following table sets forth accruing loans past due 90 days or more and non-accrual loans as of the dates indicated. In 1997, the $150,000 in past due over 90 days was one loan which had matured and was in the process of being renewed.



(dollars in thousands)         December 31,
                              1998     1997    1996    1995    1994
Past due 90 days or more        $0     $150      $0      $0      $0
Non-accrual                     62      318     438     398     201
                              ----     ----    ----    ----    ----
Total                          $62     $468    $438    $398    $201
                              ====     ====    ====    ====    ====
Percent of Total Loans         0.0%     0.2%    0.3%    0.3%    0.2%
                              ====     ====    ====    ====    ====
Impaired Loans                 $62     $468    $438    $398    $201
                              ====     ====    ====    ====    ====

The amount of interest foregone on the loans on non-accrual at December 31, 1998 totaled approximately $12,000 for 1998 and $4,000 in interest was collected on those loans (prior to those loans being placed on nonaccrual) during the year.

On December 31, 1998, the Bank had $62,000 in non-accrual loans, of which $62,000 was collateralized by real estate and $56,000 was
guaranteed by the SBA.   As of December 31, 1997, the Bank had $318,000
in non-accrual loans, of which $294,000 was collateralized by real estate and $40,000 was guaranteed by the SBA.

Potential non-performing loans are identified by management as part of its ongoing evaluation and review of the loan portfolio. Based on such reviews as of December 31, 1998, management has no knowledge of information about any loan which causes management to have doubts about the borrowers' ability to comply with present repayment terms, such that the loan might subsequently be classified as non-performing.

Other Real Estate Owned

During 1998, there were no foreclosures resulting in OREO properties. The property held at December 31, 1997 was sold during 1998 at a gain of $1,000.

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

At December 31, 1998, deposits totaled $295,969,000, which was an increase of 37.8% from December 31, 1997.

Non-interest bearing demand deposits totaled $42,413,000 at December 31, 1998 as compared to $30,092,000 at December 31, 1997. Although these deposits do not bear interest, some of the account holders utilize the Bank's analysis system which gives earnings credits for their collected
average balances based on 100% of the 91-Day T-Bill rate.   The customer
may then use those earnings credits towards various account services such as escrow accounting fees, courier services, payroll, and check printing paid to third party vendors. The balances in this type of account seem to vary and were higher than normal at the end of the year. During 1998 the average balance for demand deposits was $33,917,000.

Time deposits increased $43.7 million or 42.4% in 1998. During both 1997 and 1998, the Bank offered highly competitive rates on time deposits in order to fund growth in loans. Time deposits increased from $93,973,000 at December 31, 1996 to $102,904,000 at December 31, 1997 to
$146,584,000 at December 31, 1998. This shift to time deposits which bear a higher rate than other types of deposits, increased the Bank's overall cost of funds. See, "Net Interest Income."

Money market deposits increased $22.2 million or 34.2% from December 31, 1997 to December 31, 1998. The Bank's Sonoma Investor Reserve account is tied to the 90-day Treasury Bill and reprices on a weekly basis. During 1994 through 1996 the rates offered on longer term time deposit have exceeded the rate offered on the Sonoma Investors Reserve account, and there was movement into time deposit unless immediate access to funds was needed. During 1997 and 1998 the Sonoma Investors Reserve accounts offered rates which were competitive with rates offered on 30 to 90 day time certificates, and therefore, this account continues to be a very popular with depositors.

Management attempts to reduce risks from fluctuating interest rates by limiting the maturities on certificates of deposit. The following table sets forth, by time remaining to maturity, the Bank's time certificates of deposit as of December 31, 1998.

                           $100,000 and Over       Less than $100,000
                           Amount                  Amount
                          (in 000's)     Pct       (in 000's)     Pct
                          ------------------      -------------------
Three Months or Less      $15,027       31.1%     $28,903        29.4%
 3 to 6 months             10,173       21.1       28,218        28.7
 6 months to 1 year        20,151       41.8       37,036        37.6
 Over 1 year                2,891        6.0        4,185         4.3
                          -------      -----      -------       -----
Total                     $48,242      100.0%     $98,342       100.0%
                          =======      =====      =======       =====


At December 31, 1998, certificates of deposit of $100,000 or more constituted approximately 16.3% of total deposits. The holders of these deposits are primarily local customers of the Bank. While these deposits are rate sensitive, the Bank believes they are stable deposits, as they are obtained primarily from customers with other banking relationships with the Bank.

Investment Portfolio

The following table shows the book value of the Bank's investment portfolio at December 31, 1998, 1997 and 1996.






                                             December 31,
(in thousands)                       1998      1997      1996
                                     ----      ----      ----
U.S. Treasury Securities               $0    $1,499   $16,009
U.S. Government-Sponsored Agencies  7,005     3,498         0
Mortgage-Backed Securities              0       453         0
Federal Home Loan Bank Stock        1,602     1,511         0
Federal Reserve Stock                 129       129       123
                                   ------    ------   -------
Total                              $8,736    $7,090   $16,132
                                   ======    ======   =======
Securities Pledged                   $625      $500      $500
                                   ======    ======   =======

The following table shows the yield of investments (at amortized cost) by maturity ranges as of December 31, 1998. Federal Home Loan Bank and Federal Reserve stock are excluded from this table.


(in thousands)                        Amount     Yield
                                      ------     -----
One year or less                      $2,000      5.15 %
Over one year through 5 years          5,000      5.54
Over 5 years through 10 years              0
Over 10 years                              0
                                      ------      ----
Total                                 $7,000      5.42 %
                                      ======      ====


The Bank's investments in U.S. Treasury securities declined from $16,009,000 at December 31, 1996 to $1,499,000 at the end of 1997 and
the Bank held no U.S. Treasury securities at the end of 1998. The Bank had excess liquidity at the end of 1996 when the Bank received of a large short term deposit of approximately $16 million. $10 million of the funds from that deposit were invested in U.S. Treasury securities with a maturity of January 2, 1997 at a yield of 4.16%. At maturity, the funds were reinvested in Fed Funds Sold. The yield on average investments equaled 5.73% during 1997 compared to 5.87% in 1998. See, "Net Interest Income."

The Federal Home Loan Bank ("FHLB") stock was purchased during 1997. Stock purchase is a requirement of establishing a borrowing relationship. See, "Liquidity." The Bank receives stock dividends quarterly based upon the earnings of the Federal Home Loan Bank Stock. The Bank received an annualized yield of 6.2% during 1997 and 5.8% during 1998. The Bank invested in mortgage-backed securities to qualify for participation with the FHLB since there is a requirement that participating Banks have a minimum percentage of its loan outstandings in residential loan products. Since year end these securities have matured. The Federal Reserve Bank stock has a yield of 6.0%.

Investments are carried at amortized cost or market value, depending on whether they are held to maturity or available for sale. At December 31, 1998, $7,005,000 was classified as available for sale. At December 31, 1997, $1,499,000 was held as held-to-maturity and $3,951,000 as held as available-for-sale per accounting definitions. The market value of securities equaled $8,736,000 at December 31, 1998 and $7,090,000 at December 31, 1997.

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

Cash and due from banks, federal funds sold and time certificates of deposit totaled $39,333,000 or 12.2% of total assets at December 31, 1998 compared to $16,182,000 or 6.9% of total assets at December 31, 1997. During the third quarter of 1997, the Bank entered into an arrangement with the Federal Home Loan Bank ("FHLB") for short term secured borrowings. This additional source of liquidity justified reducing the level of liquidity held in Cash and Fed Funds and the Bank's liquidity guidelines were reduced. The liquidity level at December of 1997 was below policy guidelines which was caused by a large increase in the loan portfolio of $7.3 million at the end of the year. During December of 1997, a deposit campaign was implemented to raise liquidity and the ALCO committee approved the sale of $2 million in SBA loans in January 1998. As a result of these actions the liquidity position improved during January and came within policy guidelines by January 5, 1998.

At December 31, 1998 and 1997 the Bank's ratio of loans-to-deposits was 91.8% and 97.2% respectively. Due to the high loan growth in December 1997, the loan-to-deposit ratio exceeded the policy guideline of 95% at 1997 year end. During January of 1998 the ratio of loans-to-deposits declined and came within policy guidelines.

The Bank has two federal funds lines of credit totaling $9,000,000 with two financial institutions. These lines are available on a short term basis to meet cash demands that may arise. The Bank has also established a borrowing relationship with the Federal Home Loan Bank, as discussed above, which will provide a new source of funds for loan growth and liquidity purposes. As of December 31, 1998, the Bank had borrowed $1,872,000 from the FHLB to match fund fixed rate real estate loans. At the end of 1997, the Bank had no advances outstanding from the FHLB.

The Bank funded loan growth during 1998 and 1997 through increased interest-bearing deposits (mainly time deposits) and liquidity.
Deposits increased during 1998 and 1997 largely due to deposit campaigns which offered higher rates to attract new time deposits. This trend is expected to continue in 1999.

The following table represents the Corporation's interest rate sensitivity profile as of December 31, 1998. Assets, liabilities and shareholders' equity are classified by the earliest possible repricing opportunity or maturity date, whichever first occurs.


Balance Sheet
(in thousands)
                                         Over 3                   Non-rate
                                         months  Over 1 year  Sensitive or
                          Through 3     through    through 5        Over 5
                             months      1 year        years         years       Total
Assets
Fed funds sold              $29,720                                            $29,720
Investment securities             0       2,001       5,004          1,731       8,736
Loans                       191,994      12,475       6,994         60,592     272,055
Non-interest-earning
 assets (net of allowance
 for loan losses)                 0           0           0         11,613      11,613
                           --------     -------    --------       --------    --------
                           $221,714     $14,476     $11,998        $73,936    $322,124
                           ========     =======    ========       ========    ========

Liabilities & Shareholders Equity
Time Deposits $100,000
 and over                   $15,027     $30,324        $434         $2,457     $48,242
Other interest-bearing
 deposits and liabilities   130,486      65,254       4,161          7,285     207,186

Non-interest bearing
  liabilities                     0           0           0         42,413      42,413

Other Liabilities &
 Shareholders' Equity             0           0           0         24,283      24,283
                           --------     -------     -------       --------    --------
                           $145,513     $95,578      $4,595        $76,438    $322,124
                           ========     =======     =======       ========    ========

Interest Rate
  Sensitivity(F1)           $76,201    $(81,102)     $7,403        $(2,502)

Cumulative Interest
 Rate Sensitivity           $76,201     $(4,901)     $2,502              0

<F1>
(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.

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

At December 31, 1998, the Corporation had non-interest and interest bearing cash balances of $313,000, which management believes is adequate to meet the Corporation's foreseeable operational expenses.

Return on Equity and Assets

The following table shows key financial ratios for the years ended December 31, 1998, 1997 and 1996:



Year Ended December 31,               1998     1997     1996
Return on Average Assets               1.7%     1.4%     1.3%
Return on Average
Shareholders' Equity                  23.4%    20.3%    17.6%
Average Shareholders' Equity
 as a Percent of Average Assets        7.2%     7.1%     7.2%
Dividend Payout Ratio                  N/A      N/A      N/A


Effects of Inflation

Inflation affects the Bank and the banking business generally because of its effect on interest rates and loan demand. To offset inflation and the resulting changes in interest rates and market demands, the Bank attempts to maintain liquid interest bearing assets and to manage its assets and liabilities such that they can be repriced within a short period of time. In addition to its effect on market conditions and interest rates, inflation increases the Corporation's cost of operations. The rate of inflation has maintained a very low annual rate during 1998 and 1997.

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

The Bank and the Corporation are considered "Well-Capitalized" under the "risk-based" capital methodology. The Bank's leverage capital ratio was 7.1% of its total assets. The Bank's total risk-based capital ratio was 10.5% at December 31, 1998. The minimum acceptable level at December 31, 1998 was 8.0%. The Corporations leverage capital ratio was 7.2%, with total risk-based capital equaling 10.6%, at December 31, 1998.

Income Taxes

The 1998 provision for income tax equaled $3,171,000. The overall effective tax rate was 40.0% during 1998. See, "Item 7, Consolidated Financial Statements, Note 6." The provision for federal income taxes for 1997 was $2,218,000. The overall effective tax rate for 1997 was 40.4%.

Year 2000

The Bank has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 computer programming problems. The Bank performs no in-house computer programming and its computer systems and programs are designed and supported by companies specifically in the business of providing such products and services. The Bank's plan includes: evaluating existing hardware software, vaults, alarm systems, communication systems and other electrical devices; testing critical application programs and systems, both internally and externally; establishing a contingency plan and upgrading hardware and software as necessary. The Bank also developed a Customer Awareness Plan to monitor and guide relationships with depositors and borrowers. In addition, a Material Customer plan has been implemented to assess the Y2K readiness among larger depositors and borrowers.

The initial phase was to assess and identify all internal business processes requiring modification and to develop renovation plans as needed. This phase was largely completed in mid-1998. The second phase was to begin testing critical systems by simulating year 2000 data conditions. The Bank implemented a formal testing plan, which set forth the specific testing methodology guidelines and types of testing to be used, and set dates for which accuracy testing is to be conducted. This phase has been largely completed; however, testing will continue due to upgrades and changes in systems during the year.

The Bank's primary focus had been to become Y2K ready in the following areas: deposit data processing, wire transfer processing, loan data processing and documentation, ACH and ATM processing, network communications, accounting and various internal systems (voicemail, electronic mail, HVAC and office equipment).

The Bank's Year 2000 strategy contains detailed steps for assessment of the complexity of becoming Y2K compliant, including determining (1) the effect of Y2K on the Bank's main computer system and on each sub-product used by each department that interfaces with the main computer system,
(2) hardware requirements for all significant applications and whether new hardware needs to be purchased, (3) whether the internal /environmental systems are Y2K ready and whether the services provided by outside vendors with respect to the payment system functions are Y2K compliant.

The Bank's primary data processing system (which consists of software that manages loans, deposits and accounting) is provided to the Bank by ITI, a third party vendor specializing in bank software. ITI continually upgrades their software with the most recent upgrade occurring in December 1998. The Bank utilizes Unisys equipment which has proprietary software which has been upgraded to be Y2K ready. The Bank upgraded its central processor, which was Y2K compliant, in 1997 to prepare for the implementation of a computer network which was installed in June 1998.

The Bank will incur certain costs associated with the testing and determinations necessary to address Y2K compliance. These costs include the cost of the internal testing that is being done, and the costs of any outside auditors or other personnel that will be necessary to evaluate the results of the tests. The Bank currently estimates that the cost of its Y2K compliance program will be approximately $70,000. The expenditures are not expected to have a material impact on the Bank's results of operations.

Currently, the Bank is developing contingency plans for year 2000 readiness. The contingency plan will be completed by June 30, 1999 and will address business resumption plans which respond to any failures of core business processes at critical dates due to the Y2K problem. The purpose of the plan is to establish a course of action to help it resume core business processes in an orderly way in the event of a system failure. This business resumption contingency planning is being done because, notwithstanding successful efforts to thoroughly implement Y2K ready systems the potential exists that systems will not operate as expected. The plan is being developed in order to be implemented in a timely manner; however, there can be no assurance that such contingency plans will be successful.

Based on the due diligence that the Bank has conducted to date, the Bank does not expect that any of its major corporate customers will have Y2K problems that will result in significant loan losses or a material reduction in deposits to the Bank from those customers. The Bank will continue to monitor whether any of its customers may incur problems from the century date change. Despite the Company's activities regarding the Y2K issue, there can be no assurances that partial or total system interruptions and costs to update the necessary hardware and software would not have a material adverse effect on the Company.


ITEM 7.   Financial Statements
Report of Independent Accountants
Financial Statements:
     Consolidated Balance Sheets

     Consolidated Statements of Income

     Consolidated Statements of Shareholders' Equity and Comprehensive Income

     Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements


Northern Empire
Bancshares and Subsidiary
Report on Audits of Consolidated
Financial Statements
For the Years Ended December 31,
1998 and 1997

Report of Independent Accountants


February 11, 1999

To the Board of Directors and Shareholders of Northern Empire Bancshares and Subsidiary:


We have audited the consolidated balance sheets of Northern Empire Bancshares and Subsidiary (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


PricewaterhouseCoopers LLP




Northern Empire Bancshares and Subsidiary
Consolidated Balance Sheets
As of Decembe 31, 1998 and 1997



ASSETS                                              1998            1997

Cash and cash equivalents:
 Cash and due from banks                           $9,613,000      $7,412,000
 Federal funds sold                                29,720,000       8,770,000
                                                 ------------    ------------
  Total cash and cash equivalents                  39,333,000      16,182,000
                                                 ------------    ------------
Investment securities:
 Held-to-maturity                                           0       1,499,000
 Available-for-sale                                 7,005,000       3,951,000
Federal Home Loan Bank stock, at cost               1,602,000       1,511,000
Federal Reserve Bank stock, at cost                   129,000         129,000
Loans receivable, net                             267,029,000     204,408,000
Leasehold improvements and equipment, net             859,000         683,000
Accrued interest receivable and other assets        6,167,000       5,374,000
                                                 ------------    ------------
    Total assets                                 $322,124,000    $233,737,000
                                                 ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits                                        $295,969,000    $214,747,000
 Accrued interest payable and other liabilities     1,675,000       1,281,000
 FHLB advances                                      1,872,000               0
                                                 ------------    ------------
  Total liabilities                               299,516,000     216,028,000
                                                 ------------    ------------
Commitments and contingencies (Note 10).

Shareholders' equity:
 Preferred stock, no par value; authorized, 10,000,000 shares; none
  issued or outstanding                                     0               0

 Common stock, no par value; authorized, 20,000,000 shares; shares issued and outstanding,3,309,712 in 1998 and 3,110,138 in 1997
  (retroactively stated for 2- for -1 stock split  12,365,000       9,778,000
 Accumulated other comprehensive income(loss)           4,000          (1,000)
 Retained earnings                                 10,239,000       7,932,000
                                                 ------------    ------------
  Total shareholders' equity                       22,608,000      17,709,000
                                                 ------------    ------------
  Total liabilities and shareholders' equity     $322,124,000    $233,737,000
                                                 ============    ============


The accompanying notes are an integral part of these financial statements.

Northern Empire Bancshares and Subsidiary
Consolidated Statements of Income
As of December 31, 1998 and 1997



                                                             1998           1997
Interest income:
 Loans                                                    $23,601,000    $19,084,000
 Certificates of deposits in other financial institutions           0         75,000
 Federal funds sold and investment securities               1,798,000      1,486,000
                                                          -----------    -----------
  Total interest income                                    25,399,000     20,645,000

Interest expense                                           11,103,000      9,191,000
                                                          -----------    -----------
Net interest income before provision for loan losses       14,296,000     11,454,000

Provision for loan losses                                     480,000        650,000
                                                          -----------    -----------
   Net interest income after provision for loan losses     13,816,000     10,804,000
                                                          -----------    -----------
Other income:
 Service charges on deposits                                  367,000        346,000
 Gain on sale of loans                                        619,000        265,000
 Other                                                        716,000        792,000
                                                          -----------    -----------
  Total other income                                        1,702,000      1,403,000
                                                          -----------    -----------
Other expenses:
 Salaries and employee benefits                             4,284,000      3,762,000
 Occupancy                                                    747,000        713,000
 Equipment                                                    521,000        368,000
 Outside customer services                                    278,000        249,000
 Deposit and other insurance                                  198,000        173,000
 Professional fees                                            151,000        147,000
 Advertising                                                  187,000        184,000
 Other                                                      1,216,000      1,120,000
                                                          -----------    -----------
  Total other expenses                                      7,582,000      6,716,000
                                                          -----------    -----------
   Income before income taxes                               7,936,000      5,491,000

Provision for income taxes                                  3,171,000      2,218,000
                                                          -----------    -----------
   Net income                                              $4,765,000     $3,273,000
                                                           ==========     ==========
Earnings per common share                                       $1.44          $1.01
                                                           ==========     ==========
Earnings per common share assuming dilution                     $1.39          $0.98
                                                           ==========     ==========



The accompanying notes are an integral part of these financial statements.


Northern Empire Bancshares and Subsidiary
Consolidated Statements of Shareholders' Equity and Comprehensive Income
As of December 31, 1998 and 1997
                                                        Accumulated
                                                           Other
                             Common Stock              Comprehensive   Retained   Comprehensive
                                Shares       Amount       Income       Earnings     Income      Total
Balance, December 31, 1996     3,069,046    $9,677,000           $0    $4,661,000            $14,338,000

Comprehensive income:
 Net income                                                             3,273,000 $ [3,273,00  3,273,000
 Other comprehensive income,
  net of tax:
   Unrealized losses on
    securities net taxes
    of $(677)                                                                        ($1,000)     (1,000)
                                                                                  -----------
 Other comprehensive loss                                    (1,000)                  (1,000)
                                                                                  -----------
Comprehensive income                                                              $ [3,272,000]
                                                                                  ===========
 Options exercised                41,092       101,000                                           101,000
 Payout of fractional shares                                               (2,000)                (2,000)
                             -----------   -----------  -----------   -----------            -----------
Balance, December 31, 1997     3,110,138     9,778,000       (1,000)    7,932,000             17,709,000

Comprehensive income:
 Net income                                                             4,765,000 $ [4,765,00  4,765,000
 Other comprehensive income,
  net of tax:
   Unrealized gain
    on securities net
    taxes of $(3,475)                                                                  5,000       5,000
                                                                                  -----------
 Other comprehensive income                                   5,000                    5,000
                                                                                  -----------
 Comprehensive income                                                             [4,770,000]

5% stock dividend                156,976     2,453,000                 (2,453,000)                     0
Options exercised                 42,598       134,000                                           134,000
Payout of fractional shares                                                (5,000)                (5,000)
                             -----------   -----------  -----------   -----------            -----------
Balance, December 31, 1998     3,309,712   $12,365,000       $4,000   $10,239,000            $22,608,000
                             ===========   ===========  ===========   ===========            ===========

The accompanying notes are an integral part of these financial statements.

Northern Empire Bancshares and Subsidiary
Consolidated Statements of Cash Flows
As of December 31, 1998 and 1997

                                                                  1998           1997
Cash flows from operating activities:
 Net income                                                     $4,765,000     $3,273,000
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                        480,000        650,000
  Depreciation, amortization and accretion                         380,000        320,000
  FHLB stock dividend                                              (90,000)       (11,000)
  Gain on sale of OREO                                              (1,000)             0
  Net increase (decrease) in deferred loan fees and discounts      164,000       (162,000)
  Deferred income taxes                                           (448,000)      (216,000)
  Increase in interest receivable and other assets                (475,000)      (184,000)
  Increase in accrued interest payable and other liabilities       394,000         61,000
                                                              ------------   ------------
   Net cash provided by operating activities                     5,169,000      3,731,000
                                                              ------------   ------------
Cash flows from investing activities:
 Purchase of:
  Held-to-maturity securities                                            0    (16,343,000)
  Available-for-sale securities                                 (6,998,000)    (6,977,000)
 Proceeds from:
  Maturities of held-to-maturity securities                      1,499,000     24,500,000
  Maturities of available-for-sale securities                    3,953,000      3,043,000
  Sale of available-for-sale securities                                  0      5,006,000
Proceeds from the sale of OREO                                     131,000              0
Net decrease in deposits in other financial institutions                 0      3,368,000
Net increase in loans receivable                               (63,265,000)   (39,164,000)
Purchase of leasehold improvements and equipment, net             (561,000)      (383,000)
                                                              ------------   ------------
   Net cash used in investing activities                       (65,241,000)   (26,950,000)
                                                              ------------   ------------
Cash flows from financing activities:
 Net increase in deposits                                       81,222,000      5,512,000
 Net increase in FHLB advances                                   1,872,000              0
 Payment of cash dividends                                          (5,000)        (2,000)
 Stock options exercised                                           134,000        101,000
                                                              ------------   ------------
   Net cash provided by financing activities                    83,223,000      5,611,000
                                                              ------------   ------------
    Net increase (decrease) in cash and cash equivalents        23,151,000    (17,608,000)

Cash and cash equivalents at beginning of year                  16,182,000     33,790,000
                                                              ------------   ------------
Cash and cash equivalents at end of year                        39,333,000    $16,182,000
                                                              ============   ============
Other cash flow information:

 Interest paid                                                 $10,994,981     $9,178,000
                                                              ============   ============
 Income taxes paid                                              $2,852,500     $2,394,000
                                                              ============   ============
 Addition to other real estate owned                                     0       $227,000
                                                              ============   ============


The accompanying notes are an integral part of these financial statements.





Northern Empire Bancshares and Subsidiary
Notes to Consolidated Financial Statements




 1. Summary of Significant Accounting Policies

Organization

Northern Empire Bancshares (the "Company") is a bank holding company which conducts its primary business through its wholly owned subsidiary, Sonoma National Bank (the "Bank"), a commercial bank located in Sonoma County, California. All significant intercompany transactions and accounts have been eliminated in consolidation.

Nature of Operations

The Company primarily operates four branches in suburban communities in Sonoma County. The Company's primary source of revenue is providing commercial and real estate loans to customers, who are predominantly small and middle-market businesses. The cost of funds relate to various deposit products offered to these same businesses and individuals.

Use of Estimates in the Preparation of Financial Statements

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

Cash and Equivalents

For the purposes of reporting cash flows, cash and equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold overnight.
Substantially all cash and cash equivalents held in other financial institutions exceed existing deposit insurance coverage.

Investment Securities

The Bank classifies and accounts for debt and equity securities as follows:
HELD-TO-MATURITY - Debt securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated remaining term of the underlying security.

TRADING SECURITIES - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at market value, with unrealized gains and losses included in earnings. The Bank held no trading securities during 1998.

AVAILABLE-FOR-SALE - Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified available-for-sale. After amortization or accretion of any premiums or discounts, these assets are carried at market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of tax as a separate component of stockholders' equity until realized.

Realized gains and losses on held-to-maturity and available-for-sale securities are computed using the specific identification method using amortized cost.

Loans Receivable

Loans held for investment are carried at amortized cost and all loans held for sale are carried at the lower of cost or market. The Company's loan portfolio consists primarily of commercial and real estate loans generally collateralized by first and second deeds of trust on real estate as well as business assets and personal property. Interest income is accrued daily on the outstanding loan balances using the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due 90 days and when full payment of principal or interest is not expected. At the time a loan is placed on nonaccrual status, any interest income previously accrued but not collected is reversed. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The Company charges loan origination and commitment fees. Net loan origination fees are deferred and amortized to interest income over the life of the loan. Loan commitment fees are amortized to interest income over the commitment period.

Sales and Servicing of Small Business Administration (SBA) Loans

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Services of Financial Assets and Extinguishment of Liabilities, the value assigned to the right to service the loan is based on its fair value relative to the loan as a whole. To determine the fair value of servicing rights, the Company used models which incorporated assumptions that market participants would use in estimating future net servicing income which included estimates of the cost of servicing per loan, the discount rate and loan prepayment estimates. The Company amortizes the servicing rights using the effective interest methods. The balance of the servicing asset is included in other assets.

Allowance for Loan Losses

An allowance for loan losses is maintained at a level deemed appropriate by management to provide for known losses in the loan portfolio. The allowance is based upon management's assessment of various factors affecting the collectibility of the loans including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and continuing review of the portfolio of loans and commitments. The allowance is increased by provisions charged to income and reduced by net charge-offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates.

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

Other Real Estate Owned

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

Leasehold Improvements and Equipment

Leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line basis over the shorter of the estimated useful lives of the assets or the term of the lease.

Income Taxes

The Company and the Bank file consolidated federal income tax returns and combined state tax returns for California and Arizona. Deferred income taxes reflect the estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Earnings Per Share

Earnings per share (EPS) amounts for the years ended December 31, 1998 and 1997 are shown in accordance with SFAS No. 128 Earnings per Share which was effective for fiscal years ended after December 15, 1998 and requires restatement of prior period EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing diluted income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Bank's common stock throughout the period.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 1998 and 1997:


                            1998                                 1997
                      ------------------------------------ ----------------------------------
                                                   Per                                 Per
                        Income       Shares       Share      Income       Shares      Share
                      (Numerator) (Denominator)   Amount   (Numerator) (Denominator) Amounts
                      -----------                          -----------
Net income            $4,765,000                           $3,273,000
                      ==========                           ==========
Basic EPS
Income available to
common stockholder    $4,765,000     3,301,457      $1.44  $3,273,000     3,246,031    $1.01
                      ==========                    =====  ==========                  =====
Effective of Dilutive
Securities
Stock options                          118,302                              138,004
                                    ----------                           ----------
Diluted EPS
Income available to
common stockholders
plus assumed
 conversion           $4,765,000     3,419,759      $1.39  $3,273,000     3,384,035    $0.98
                      ==========    ==========      =====  ==========    ==========    =====


Comprehensive Income

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

Federal Home Loan Bank System

As a member of the Federal Home Loan Bank (FHLB), the Company is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost.

At December 31, 1998, the Company had advances from the FHLB in the amount of $1,872,000. The advances have interest rates ranging from 5.56% to 5.63% and mature in 2008. The FHLB has a blanket lien based on residential mortgage loans of approximately $9,000,000 at December 31, 1998 to collateralize these advances. At December 31, 1997, the Company had no advances outstanding from FHLB.

Reclassifications

Certain amounts in the 1997 financial statements have been reclassified to conform with 1998 classifications.

2. Investment Securities
The amortized cost and estimated market values of investment securities at December 31, 1998 and 1997 were as follows:


                                                           1998
                                     -----------------------------------------------
                                                 Unrealized  Unrealized    Market
                                        Cost        Gains      Losses       Value
                                       -------     -------     -------     -------
Available for sale:
 U.S. Government Agency Securities   $7,000,000       5,000           0  $7,005,000
                                     ----------  ----------  ----------  ----------
                                     $7,000,000       5,000          $0  $7,005,000
                                     ==========  ==========  ==========  ==========


                                                       1997
                                   -----------------------------------------------
                                               Unrealized  Unrealized    Market
                                      Cost        Gains      Losses       Value
                                     ------      ------      ------      ------
Available for sale:
 U.S. Government Agency Securities $3,952,000           0      (1,000) $3,951,000

Held to maturity:
 U.S. Treasury Securities           1,499,000           0           0   1,499,000
                                   ----------  ----------  ----------  ----------
                                   $5,451,000           0     ($1,000) $5,450,000
                                   ==========  ==========  ==========  ==========






Investment securities with carrying value of $625,000 and $500,000 were pledged to secure deposits and borrowings, as required by law at December 31, 1998 and 1997, respectively.

During the year ended December 31, 1998, the bank did not sale securities classified as available-for-sale. During the year ended December 31, 1997, the bank sold one security, classified as available-for-sale, for proceeds of $5,006,000 and recognized no gain or loss.

The amortized cost and estimated market value of investment securities at December 31, 1998 by contractual maturity is as follows:


                                   Amortized      Market
                                      Cost        Value

Available-for-sale:
 One year or less                   2,000,000    2,001,000
 Over one through five years        5,000,000    5,004,000
                                   ----------   ----------
                                   $7,000,000   $7,005,000
                                   ==========   ==========




 3. Loans and Allowance for Loan Losses

Loans at December 31, 1998 and 1997 consisted of the following:



                                     1998           1997

Commercial loans                 $118,395,000   $100,283,000
Consumer installment loans          1,644,000      2,012,000
Real estate loans:
 Construction                      28,177,000     10,982,000
 Other                            123,839,000     95,513,000
                                 ------------   ------------
                                  272,055,000    208,790,000

Deferred loan fees and discounts   (2,007,000)    (1,843,000)
Allowance for loan losses          (3,019,000)    (2,539,000)
                                 ------------   ------------
                                 $267,029,000   $204,408,000
                                 ============   ============



The Company's lending activities are concentrated primarily in Sonoma County; however, the Company makes loans under the Small Business
Administration primarily in Northern California and Arizona. There were no industry or borrower group concentrations at December 31, 1998.

A summary of activity in the allowance for loan losses is as follows:


                                        1998           1997

 Balance, beginning of year           $2,539,000     $2,042,000
 Provision for loan losses               480,000        650,000
 Charge-offs                                   0       (222,000)
 Recoveries                                    0         69,000
                                      ----------     ----------
 Balance, end of year                 $3,019,000     $2,539,000
                                      ==========     ==========



There were two loans totaling $62,000 and four loans totaling $318,000 on nonaccrual status as of December 31, 1998 and 1997, respectively. Interest foregone on such loans totaled $12,000 in 1998 and $12,000 in 1997.

At December 31, 1998 and 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114, as amended by SFAS No. 118, totaled $62,000 and $318,000, with a corresponding valuation allowance of $4,000 and $54,000, respectively. The average recorded investment in impaired loans in 1998 and 1997 was $190,000 and $378,000, respectively. No interest income was recognized on impaired loans in 1998 and 1997.

As discussed in Note 1, the Company originates loans guaranteed by the U.S. Small Business Administration (SBA). The Company has the option to sell to outside investors, usually at a price in excess of par, the guaranteed portion of these loans and retain the remaining unguaranteed portion in its loan portfolio. When the Company sells the guaranteed portion of such loans, it transfers the SBA guarantee to the buyer and retains the servicing function. At December 31, 1998 and 1997, the Company serviced $28,699,000 and $33,893,000 in loans guaranteed by the SBA of which the Company's retained interests in these loans range from 10% to 35%. The Company and the SBA share losses on these loans on a pro rata basis. In addition, at December 31, 1998 and 1997, loans receivable included $54,654,000 and $43,988,000 of SBA loans which could be sold in the future.

At December 31, 1998 and 1997 the Company serviced additional loans for others totaling $6,850,000 and $8,395,000, respectively.

4. Leasehold Improvements and Equipment

Leasehold improvements and equipment consisted of the following at December 31, 1998 and 1997:


                                     1998        1997

 Leasehold improvements           $1,386,000    $963,000
 Furniture and equipment           1,779,000   1,752,000
                                  ----------  ----------
    Total                          3,165,000   2,715,000

 Less accumulated depreciation    (2,306,000) (2,032,000)
  and amortization
                                  ----------  ----------
    Total                           $859,000    $683,000
                                  ==========  ==========



Depreciation and amortization of approximately $375,000 and $320,000 were charged to expense for the years ended December 31, 1998 and 1997, respectively.

 5. Deposits

Deposits consisted of the following at December 31, 1998 and 1997:


                               1998           1997
Deposits:

Noninterest-bearing         $42,413,000    $30,092,000

Interest-bearing:
 Money market rate           87,035,000     64,842,000
 Savings                      5,389,000      3,823,000
 Demand                      14,548,000     13,086,000
 Certificates of deposit    146,584,000    102,904,000
                           ------------   ------------
                           $295,969,000   $214,747,000
                           ============   ============


Certificates of deposits with balances of $100,000 or more totaled $48,242,000 and $29,104,000 at December 31, 1998 and 1997, respectively.

Certificates of deposit have remaining maturities at December 31, 1998 and 1997 as follows:


                                              1998           1997

Three months or less                       $43,931,000    $25,572,000
Over three through six months               38,393,000     22,721,000
Over six through twelve months              57,189,000     34,082,000
Over twelve months                           7,071,000     20,529,000
                                          ------------   ------------
    Total certificates of deposit         $146,584,000   $102,904,000
                                          ============   ============





 6. Income Taxes


The components of the provision for federal and state income taxes are as follows:



                        1998         1997
Currently payable:
 Federal             $2,692,000   $1,784,000
 State                  927,000      650,000
                     ----------   ----------
                      3,619,000    2,434,000
Deferred:
 Federal               (378,000)    (132,000)
 State                  (70,000)     (84,000)
                     ----------   ----------
                       (448,000)    (216,000)
                     ----------   ----------
    Total            $3,171,000   $2,218,000
                     ==========   ==========





A reconciliation of the statutory tax rates to the effective tax rates is as follows:


                                             1998     1997

Statutory federal tax rate                    34.0 %   35.0 %
State tax, net of federal income tax effect    7.1      7.2
Other, net                                    -1.1     -1.8
                                              ----     ----
                                              40.0 %   40.4 %
                                              ====     ====








The components of deferred income tax assets net of liabilities as of December 31, 1998 and 1997 are as follows:

                                        1998        1997
                                   Deferred    Deferred
                                  Tax Assets  Tax Assets
                                  (Liabilities(Liabilities

Loan loss reserves                  $981,000    $810,000
Deferred compensation                198,000     140,000
Deferred loan fees                    20,000      41,000
State taxes, net of federal effect   601,000     454,000
All others                           (73,000)   (166,000)
                                  ----------  ----------
    Total                         $1,727,000  $1,279,000
                                  ==========  ==========








 7. Stock Option Plan
The Company's nonqualifying stock option plans provide for granting of stock options (up to 911,380 shares) to directors and officers to purchase shares of the Company's stock. All options granted to date may be purchased at a price not less than the fair market value on the date the option was granted. Options vest over five years from the date of grant. All options expire ten years from the date of grant.

Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock Based Compensation, is effective for transactions entered into for fiscal years beginning after December 31, 1995, and applies to awards made in fiscal years beginning after December 31, 1994. This statement defines a fair-value method of accounting for stock-based compensation. As permitted by SFAS No.123, the Company accounts for stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Prior to 1998, the Company made no awards under its stock plans for which SFAS No. 123 was applicable. As of December 31, 1998, the awards granted during the year remain unvested, as such, pro forma net income and earnings per share data as of if compensation cost for these plans had been determined consistent with SFAS No. 123 would not differ from the reported amounts in the Company's income statement.

A summary of the status of the Plan as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:



                                     1998                  1997
                                  --------------------- ---------------------
                                              Weighted-             Weighted-
                                               Average               Average
                                              Exercise              Exercise
                                    Shares      Price     Shares      Price

Outstanding at beginning of year    $166,676     $3.02    $209,823     $3.01
Granted                              757,500     14.63           0
Exercised                            (42,598)     3.02     (43,147)     2.35
                                    --------    ------    --------    ------
Outstanding at end of year          $881,578    $12.99    $166,676     $3.18
                                    ========    ======    ========    ======
Options exercisable at year-end     $124,078              $166,676
                                    ========              ========
Weighted-average fair value of
 options granted during the year       $2.25                    $0
                                    ========              ========









The following table summarizes information about the Plan's stock options at December 31, 1998:


          Options Outstanding        Options Exercised
---------------------------------- ---------------------
             Weighted-
              Average    Weighted-             Weighted-
  Number     Remaining    Average    Number     Average
Outstanding Contractual  Exercise  Exercisable Exercise
at 12/31/98     Life       Price   at 12/31/98   Price

    38,702    2.7 years     $2.73      38,702     $2.73
    55,168    0.4 years      3.03      55,168      3.03
     4,676    5.2 years      3.28       4,676      3.28
    25,532    0.4 years      3.34      25,532      3.34
    64,500    9.8 years     14.00           0      0.00
   693,000    9.6 years     14.69           0      0.00
   -------                            -------
   881,578    8.9 years    $13.01     124,078     $3.01
   =======                            =======



 8. Deferred Compensation

The Company has entered into deferred compensation agreements with two key officers and four board members. Under these agreements, the Company is obligated to provide for each such employee/director or their beneficiaries, during a period of 15 years after the employee's/ director's death, disability, or retirement, annual benefits ranging from $75,000 to $100,000 for the employees and $13,000 to $55,000 for the directors. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for this plan for the years ended December 31, 1998 and 1997 totaled $186,000 and $157,000, respectively. The Company is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 1998 and 1997, the cash surrender value of these policies was $1,990,000 and $1,900,000, respectively, which is included in other assets.

 9. Employee Benefit Plan

The Company has a 401(k) savings plan covering substantially all employees of the Company. Under the provisions of the plan, employees who elect to participate are allowed to make "deferred contributions" (as defined in the Plan Agreement) of up to 15% of their annual salary with a maximum of $9,500. In addition, the Company will make matching contributions equal to 100% of each employee's elective deferral with a maximum of $1,000 per employee. Contributions by the Company for the year ended December 31, 1998 and 1997 amounted to $53,000 and $52,000, respectively.

 10. Related Party Transactions

The Company has and expects to have, in the future, banking transactions in the ordinary course of business with directors, officers and their associates. An analysis of the loans to related parties is as follows:


                                   1998         1997

Balance, beginning of year      $7,015,000   $6,075,000
Additions                        4,914,000   10,336,000
Principal reductions            (5,598,000)  (9,396,000)
                                ----------   ----------
                                 6,331,000    7,015,000
                                ==========   ==========





The Company has entered into an operating lease for branch and office facilities with a Director of the Company. Rental payments made under this lease were $199,872 and $194,000 for the years ended December 31, 1998 and 1997, respectively. The Company has also entered into an operating lease with a major shareholder of the Company for office facilities. Rental payments made under this lease were $115,875 and $0 for the years ended December 31, 1998 and December 31, 1997, respectively.

11. Commitments and Contingencies

The Bank is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Bank's daily demand deposit balances. Required deposits held with the Federal Reserve at December 31, 1998 were $1,396,000.

The future minimum noncancelable lease payments as of December 31, 1998 are as follows:



1999               $560,000
2000                547,000
2001                530,000
2002                540,000
2003                537,000
Thereafter          575,000
                 ----------
                 $3,289,000
                 ==========


Total rental expense for the years ended December 31, 1998 and 1997 was $520,000 and $480,000, respectively.

12. Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                                                                          To be Well Capitalized
                                                For Capital                     Under Prompt
                              Actual          Adequancy Purposes           Corrective Action Provisions
                       ---------------------  -----------------------  ------------------------------
                          Amount     Ratio       Amount       Ratio          Amount           Ratio
As of December 31, 1998(in thousands)         (in thousands)             (in thousands)
Total Capital (to Risk Weighted
 Assets):
 Consolidated              $25,567     10.6%>     $19,246 >      8.0%>            $24,057 >     10.0%
 Bank                      $25,239     10.5%>      19,223 >      8.0%>             24,029 >     10.0%

Tier 1 Capital (to Risk Weighted
 Assets):
 Consolidated              $22,560      9.4%>       9,623 >      4.0%>             14,434 >      6.0%
 Bank                      $22,234      9.3%>       9,612 >      4.0%>             14,417 >      6.0%

Tier 1 Capital (to Average Assets):
 Consolidated              $22,560      7.2%>      12,580 >      4.0%>             15,725 >      5.0%
 Bank                      $22,234      7.1%>      12,580 >      4.0%>             15,725 >      5.0%







As of December 31, 1998, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratio as set forth in the table, and not subject to a capital directive.

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

13. Fair Values of Financial Instruments

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

Cash and Cash Equivalents

The carrying value of cash and cash equivalents approximates fair value due to the relatively short-term nature of these instruments.

Investment Securities, Held to Maturity

Fair value of securities and investments is based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
Loans Receivable

In order to determine the fair values for loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on the carrying values. The fair values of other loans are estimated using discounted cash flow analyses. The discount rates used in these analyses are generally based on origination rates for similar loans of comparable credit quality. Maturity estimates of installment loans are based on historical experience with prepayments. Deposits

The fair values for deposits, subject to immediate withdrawal such as interest and noninterest bearing, and savings deposit accounts, are equal to the amount payable on demand at the reporting date (i.e., their carrying amount on the balance sheet). Fair values for fixed-rate certificates of deposits are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

Off-Balance Sheet Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties.



                                         December 31, 1998          December 31, 1997
                               ---------------------------- ----------------------------
                                  Carrying        Fair         Carrying        Fair
                                   Amount        Value          Amount        Value
                                   ------        ------         ------        ------
Financial assets:
 Cash equivalents and certificates
  of deposits                    $39,333,000   $39,333,000    $16,182,000   $16,182,000
 Investments securities            8,736,000     8,729,000      7,091,000     7,090,000
 Loans receivable, net           267,029,000   268,326,000    204,408,000   212,002,000
                                ------------  ------------   ------------  ------------
                                $315,098,000  $316,388,000   $227,681,000  $235,274,000
                                ============  ============   ============  ============
Financial liabilities:
 Deposits                       $295,969,000  $296,163,000   $214,747,000  $214,761,000
                                ============  ============   ============  ============
Off-balance sheet financial instruments:
 Commitments to extend credit              0       168,000              0       231,000
 Standby letters of credit                 0             0              0             0
                                ============  ============   ============  ============
                                           0       168,000              0       231,000
                                ============  ============   ============  ============




14. Financial Instruments with Off-Balance Sheet Risk

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

At December 31, 1998 and 1997 loan commitments totaled $30,658,000 and $23,123,000, respectively and standby letters of credit totaled $168,000 and $80,000, respectively.

15. Comprehensive Income

The changes in the balances of accumulated other comprehensive income, net of tax, are as follows:

                               Unrealized
                               Gain/Loss     Accumulated
                             on Securities      Other
                               Available-   Comprehensive
                                For-Sale        Income

Balance, December 31, 1996              $0             $0

Current period change               (1,000)        (1,000)
                                    ------         ------
Balance, December 31, 1997          (1,000)        (1,000)

Current period change                5,000          5,000
                                    ------         ------
Balance, December 31, 1998          $4,000         $4,000
                                    ======         ======










 16. Parent Company Only Condensed Financial Information

The condensed financial statements of Northern Empire Bancshares (parent company only) as of December 31, 1998 and 1997, and for each of the two years in the period ended December 31, 1998, are presented below:


                                                                1998        1997
Balance Sheets
Assets:
 Cash and cash equivalents                                     $313,000    $162,000
 Investment in Sonoma National Bank                          22,284,000  17,501,000
 Other assets                                                    51,000      86,000
                                                            ----------- -----------
    Total assets                                             22,648,000  17,749,000
                                                            =========== ===========
Liabilities and shareholders' equity:
 Other liabilities                                               40,000      40,000
                                                            ----------- -----------
 Preferred stock, no par value; authorized, 10,000,000 shares;
   none issued or outstanding
 Common stock, no par value; authorized, 20,000,000 shares;
   issued and outstanding 3,307,712 in 1998 and 3,110,138 in 1997
   (retroactively stated for stock split)                    12,365,000   9,778,000
   Accumulated other comprehensive income (loss)                  4,000      (1,000)
 Retained earnings                                           10,239,000   7,932,000
                                                            ----------- -----------
    Total shareholders' equity                               22,608,000  17,709,000
                                                            ----------- -----------
     Total liabilities and shareholders' equity             $22,648,000 $17,749,000
                                                            =========== ===========

                                                                     1998         1997
Statements of Income

Interest and other income                                            $12,000      $16,000
Administrative expenses                                              (24,000)      (9,000)
Income taxes expense                                                  (1,000)      25,000
Equity in undistributed earnings of Sonoma National Bank           4,778,000    3,241,000
                                                                  ----------   ----------
    Net income                                                    $4,765,000   $3,273,000
                                                                  ==========   ==========


Statements of Cash Flows                                               1998          1997
Cash flows from operating activities:
  Net income                                                      $4,765,000   $3,273,000
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
  Change in other assets                                              35,000        5,000
  Change in other liabilities                                                      31,000
                                                                  ----------   ----------
    Total                                                          4,800,000    3,309,000

Less equity in undistributed earnings of Sonoma National Bank     (4,778,000)  (3,241,000)
                                                                  ----------   ----------
    Net cash provided by (used in) operating activities               22,000       68,000
                                                                  ----------   ----------
Cash flows from investing activities:
 Capital contributed to Sonoma National Bank                               0     (200,000)
                                                                  ----------   ----------
    Net cash (used in) provided by investing activities                    0     (200,000)
                                                                  ----------   ----------
Cash flows from financing activities:
 Cash dividend paid                                                   (5,000)      (3,000)
 Stock options exercised                                             134,000      101,000
                                                                  ----------   ----------
    Net cash provided by financing activities                        129,000       98,000

    Net increase (decrease) in cash and cash equivalents             151,000      (34,000)

Cash and cash equivalents:
 Beginning of year                                                   162,000      196,000
                                                                  ----------   ----------
 End of year                                                        $313,000     $162,000
                                                                  ==========   ==========














ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


     Part III


ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

The following are the directors and executive officers of the Corporation and the Bank:

Name and Positions with the                 Principal Occupation
Corporation and the Bank            Age     During the Past 5 Years
Deborah A. Meekins,                  46
President & Chief Executive Officer         President and Chief Executive Officer
 and Director of the Bank                   of the Bank since February 1991.



Clement C. Carinalli                 53
Director of the Corporation                 Retired CPA, local businessman,
 and the bank                               rancher and real estate investor.



Patrick R. Gallaher,                 53
Chief Accounting Officer of the
 Corporation and Director of the             Certified Public Accountant and local
 Corporation and the Bank                    businessman; major shareholder in Oakmont
                                             Developers, a Santa Rosa development
                                             company.


William P. Gallaher,                48
Director of the Corporation                 Real Estate developer and investor;
 and the Bank                               President of Oakmont Developers;
                                            President of Gallaher Construction Company.


William E. Geary,                    70
Director of the Corporation                 Senior Partner in Geary, Shea &
 and the Bank                               O'Donnell, a Santa Rosa law firm.



Dennis R. Hunter,                    56
Chairman of the Board of the                Real estate investor and developer in
 Corporation and Vice Chairman of           Santa Rosa; principal in Investment
 the Board of the Bank                      Development Fund, a venture capital fund.



James B. Keegan, Jr.,                50
President & Director of the                 Partner in Keegan & Coppin Company,
 Corporation and Chairman of the            a Santa Rosa real estate brokerage
 Board of the Bank                          and development firm, since 1976.


Robert V. "Buzz" Pauley,             54
Secretary/Treasurer of the                  Owner of Pauley Exports, Ltd.,
 Corporation and Director of the Bank       an exporter of California food and beverage
                                            products to the Pacific Rim; commercial
                                            properties manager; trader of futures and
                                            options contracts in Chicago and other
                                            international market exchanges.


David F. Titus,                      46
Executive Vice President                    Executive Vice President & Senior Loan
Senior Loan Officer of the Bank             Officer of the Bank since January, 1995.
                                            Senior Vice President & Senior Loan
                                            Officer of the Bank from August 1991 to
                                            January, 1995.


JoAnn Barton,                        45
Senior Vice President & Senior              Senior Vice President and Senior
Operations Officer of the Bank              Operations Administrator of the Bank since
                                            March 1992; from November 1985 Vice
                                            President and Senior Operations
                                            Administrator of the bank.


Jane M. Baker                        52
Senior Vice President &                     Senior Vice President and Chief Financial
Chief Financial Officer of the Bank         Officer of the Bank since August 1995;
                                            Vice President and Chief Financial
                                            Officer of the Bank since August 1992.


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

ITEM 10.       Executive Compensation

The following table sets forth the cash compensation paid to or accrued for the executive officers of the Bank whose cash compensation exceeded
$100,000, for services rendered for the periods indicated. The executive officers of the Corporation, including the President, do not receive compensation for their services as such. The President of the Corporation, James B. Keegan, Jr., serves as the Chairman of the Board of the Bank and receives $2,000 per month from the Bank for his services in that capacity. All other executive officers of the Corporation are considered outside directors of the Bank and, as such, they receive directors' fees. See, "Compensation of Directors," below.


                                      Summary Compensation Table
(dollars in thousands)
                                                                 Long Term
                                      Annual Compensation     Compensation
                                                                   Options   All Other
Name and Principal Position    Year   Salary        Bonus   (No. of Shares)         (1)

Deborah A. Meekins,             1996    $133          $81                         $39
President and Chief Executive   1997     141          110                          51
Officer and Director of         1998     149          132           84,000         46
the Bank


David F. Titus,                 1996      96           54                          34
Executive Vice President and    1997     100           73                          46
Senior Loan Officer of          1998     107           88           15,000         37


JoAnn Barton,
Senior Vice President and       1996      80           10                           0
Senior Operations Officer of    1997      84           14                           1
the  Bank                       1998      90           17            5,000          1

Jane Baker,
Senior Vice President and       1996      79           10                           0
Chief Financial Officer of      1997      84           14                           1


(1) Includes contribution by the Bank for the benefit of the named officer pursuant to the Bank's 401(k) plan and expenses incurred with respect to the Salary Continuation Agreement for the named officer, as described below.


Salary Continuation Agreements

During 1993, the Bank entered into deferred compensation agreements with Deborah A. Meekins, President & Chief Executive Officer, and David F. Titus, Executive Vice President & Senior Loan Officer. Under these agreements, the Bank is obligated to provide for them or their beneficiaries, during a period of 15 years after the employee's death, disability, or retirement, annual benefits ranging from $75,000 to $100,000. Benefits are also provided to the officer if he/she resigns following a change in control or if he/she voluntarily resigns after June 1, 1995. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until their expected retirement dates. The accrued expense is included in Other Liabilities in the financial statements. The Bank is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 1998, the cash surrender value of these policies were $920,000, which is included in other assets.

Stock Option Plan

Neither the Corporation nor the Bank award restricted stock or have long term incentive plans, other than the Corporation's Stock Option Plan.
No stock options were granted to officers in 1997 or 1996, since the stock option plan expired on February 26, 1994. Stock options granted under the Stock Option Plan remain outstanding even though the Plan has terminated.

The Corporation's Board of Directors adopted a new stock option plan which was approved by the shareholders at the May 19, 1998 shareholders meeting. Options totaling 757,500 have been granted under this plan to all directors of the Corporation and forty-one officers and employees of the Bank. 148,500 of the options were granted to officers and employees of the Bank, including the following senior officers:


                         Aggregated Year-End Option Values
                               December 31, 1998
                    Number of Unexercised
                    Securities Underlying         Value of Unexercised
                Options (No. of Shares)(1)                  Options (2)
Name            Exercisable/Unexercisable    Exercisable/Unexercisable

Deborah A. Meekins        24,688 / 84,000          $269,804 / ($75,750)


David F. Titus             2,548 / 15,000            $26,678 / ($3,750)


JoAnn Barton               4,974 / 5,000             $53,496 / ($1,250)


Jane Baker                 2,128 / 5,000             $22,238 / ($1,250)


(1)  Adjusted for stock dividends issued since date of the option grant.
(2) Calculated based on the difference between the fair market value of the stock and the exercise price of the options, as of December 31, 1998.

Compensation of Directors

Outside Directors of the Bank (including directors who serve as executive officers of the Corporation) receive director fees as follows:
$1,500 for each monthly board meeting attended, $500 per executive and $250 per all other committee meetings attended. The Chairman of the Board of the Bank receives a fee of $2,000 per month in addition to the committee fees described above. The Corporation does not pay director's fees at this time, and does not plan to in the near future.

Outside directors also were eligible to receive options under the Corporation's Stock Option Plan. See "Item 11, Security Ownership of Certain Beneficial Owners and Management." During 1998, stock options for 17,895 shares were exercised by directors, realizing a value of approximately $452,000. Outside directors held on December 31, 1998 options for 703,516 shares, which options had an estimated value of $441,000 based on the difference between the fair market value of the stock as of that date and the exercise price of the options.

During 1994, 1995 and 1996, the Corporation entered into deferred compensation agreements with Patrick R. Gallaher, William P. Gallaher, William Geary, and James B. Keegan, Jr. Under each of these agreements, the Corporation is obligated to provide for the director or his beneficiaries, during a period of between 10 to 15 years after the director's death, disability or retirement, annual benefits ranging from $13,000 to $55,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates. The Corporation is beneficiary of life insurance policies that have been purchased as a method of financing the benefits. At December 31, 1998, the cash surrender value of these policies was $1,072,000, which is included in other assets.

ITEM 11.       Security Ownership of Certain Beneficial Owners and
Management

Other than as set forth below, the Corporation knows of no person who is the beneficial owner of more than 5.0% of the Corporation's outstanding shares as of February 28, 1999.

The following sets forth the numbers of shares of common stock beneficially owned by each director of the Corporation and the Bank and by the directors and officers (including vice presidents and above) of the Corporation and the Bank as a group, as of February 28, 1999. The numbers of shares beneficially owned include the numbers of shares which each person has the right to acquire upon exercise of stock options granted pursuant to the Corporation's Stock Option Plan. The percentages of shares owned beneficially are calculated, pursuant to SEC Rule 13d-3(d) (1), based on the number of shares presently outstanding plus the number of shares which the person or group has the right to acquire.




                                              Number of Shares
Name                                         Beneficially Owned     Pct

Clement C. Carinalli                                147,012  (1)    4.4%
Patrick R. Gallaher                                  97,343  (2)    2.9
William P. Gallaher                                  66,670  (3)    2.0
William E. Geary                                    108,156  (4)    3.2
Dennis R. Hunter                                    255,588  (5)    7.7
James B. Keegan, Jr.                                 99,516  (6)    3.0
Deborah A. Meekins                                   45,256  (7)    1.4
Robert V. Pauley                                    177,850  (8)    5.3
All other officers as a group  (17 people)           39,940  (9)    1.2
                                                  ---------        ----
Directors and Officers as a group (25 persons)    1,037,331        31.1%
                                                  =========        ====


(1) Including 17,034 shares which Mr. Carinalli has the right to purchase upon exercise of outstanding options and 49,902 shares held by members of his immediate family residing at his home.
(2) Including 14,115 shares held in Mr. P. Gallaher's IRA and 200 shares owned by a child living at home.
(3) Including 15,310 shares which Mr. W. Gallaher has the right to purchase upon exercise of outstanding options, 18,506 shares held in Mr. W. Gallaher's IRA and 10,200 shares which Mr. W. Gallaher has the right to acquire.
(4) Including 16,220 shares which Mr. Geary has the right to purchase upon exercise of outstanding options, 38,150 shares held in Mr. Geary's profit sharing plan, 16,326 shares held in employee pension and profit sharing plan of Geary, Shea & O'Donnell and 8,292 shares held in a trust account for which Mr. Geary serves as trustee but does not have a beneficial interest.
(5) Including 75,000 shares held in the name of Kathrine Hunter, as to which Mr. Hunter has voting rights, 20,000 shares owned with Lois Rust and 160,588 shares held in trust accounts for which Mr. Hunter serves as trustee but does not have a beneficial interest.
(6) Including 71,853 shares held by Keegan & Coppin Company, Inc., 7,540 shares held by the Keegan & Coppin Profit Sharing Plan and 7,242 held in trust accounts for which Mr. Keegan is trustee or held in accounts for the benefit of his minor children.
(7) Including 18,388 shares which Ms. Meekins has the right to purchase upon exercise of outstanding options.
(8) Including 20,420 shares which Mr. Pauley has the right to purchase upon exercise of outstanding options and 18,230 shares held by Mrs. Pauley.
(9) Including 10,666 shares which officers have the right to purchase upon exercise of outstanding options.

The following are the business addresses of the directors having beneficial ownership of more than 5% of the Corporation's outstanding shares.

     Dennis R. Hunter, 2455 Bennett Valley Road, Santa Rosa, CA 95404 Robert V. Pauley, 120 "D" Street, Santa Rosa, CA 95404

ITEM 12.       Certain Relationships and Related Transactions

The Corporation leased the main premises of the Bank from Clement C. Carinalli, a director of the Corporation and the Bank, and Ann Marie Carinalli. The Corporation subleases the premises to the Bank. During 1996, the building was sold and Mr. and Mrs Carinalli assigned the lease obligation to the new owners. The monthly lease payment was $16,596 per month in 1998. The total rental expenses on this lease for the year ended December 31, 1998 was $200,000.

The Corporation leased the Oakmont Branch premises from Oakmont Investments of which Patrick Gallaher, a director of the Corporation and Bank, is a partner. During 1997, Oakmont Investments sold the building and assigned the lease obligation to the new owner. The monthly rental for the Oakmont Branch was $8,619 at December 31, 1998. Total rental expense on this lease for the year ended December 31, 1998 was $103,000.

The Bank leased facilities for the loan department and some administrative offices from Mr. James Ratto, a major shareholder of the Corporation. The monthly rent was $12,875 per month at December 31, 1998. Total rental expense on this lease for the year ended December 31, 1998 was $116,000.

The Bank has had in the ordinary course of business, and expects to have in the future, banking transactions with its directors, officers and their associates, including transactions with corporations of which such persons are directors, officers or controlling shareholders. The transactions involving loans have been and will be entered into with such persons in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. At December 31, 1998, loans by the Bank to directors, officers and their associates totaled approximately $6,331,000, constituting 2.8% of total loans, 34.4% of the Bank's shareholder's equity and 34.0% of the consolidated shareholders' equity of the Corporation.

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

     (c) Amendment to the Bylaws of the Corporation and revised Bylaws (filed as Exhibit (3)(d) to the Corporation's Annual Report on
          Form 10-KSB for the Fiscal Year Ended December 31,1994 and incorporated herein by this reference).

     (d) Secretary's certificate of Amendment to the Bylaws of the Corporation and revised Bylaws (filed as exhibit (3)(e) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1997 and incorporated herein by this reference).

 (10)(a) Lease for Bank Premises at 801 Fourth Street, Santa Rosa, California (filed as Exhibit 10.2 to the Corporation's S-2 Registration Statement, filed September 11, 1992, and incorporated herein by this reference).

     (b)* Stock Option Plan (filed as Exhibit 10.2 to the Corporation's S-1 Registration Statement, filed May 18, 1984, and incorporated herein by this reference).

     (c)* Amendment No. 1 to Stock Option Plan (filed as Exhibit (10)(d) to the Corporation's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1989 and incorporated herein by this reference).

     (d)* Amendment No. 2 to Stock Option Plan (filed as Exhibit (10)(f) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1991 and incorporated herein by this reference).

     (e)* Indemnification Agreements between James B. Keegan, Jr. and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(h) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

     (f)* Indemnification Agreements between Dennis R. Hunter and
          Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(i) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

     (g)* Indemnification Agreements between Robert V. Pauley and
          Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(j) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

     (h)* Indemnification Agreements between William E. Geary and
          Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(k) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

     (i)* Indemnification Agreements between Patrick R. Gallaher and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(l) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

     (j)* Indemnification Agreement between William P. Gallaher and Sonoma National Bank (filed as Exhibit (10)(m) to the
          Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

     (k)* Indemnification Agreement between Deborah A. Meekins and Sonoma National Bank (filed as Exhibit (10)(p) to the
          Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

     (l)* Executive Salary Continuation Agreement between Deborah A. Meekins and Sonoma National Bank (filed as Exhibit (10)(O) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1993 and incorporated herein by this\ reference).

     (m)* Executive Salary Continuation Agreement between David F. Titus and Sonoma National Bank (filed as Exhibit (10)(p) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1993 and incorporated herein by this reference).

     (n) Lease for premises in Lakeside Village Shopping Center, Windsor, California, dated March 1,1993 (filed as Exhibit
         (10.15) to the Corporation's Amendment No. 1 to Form S-2
          Registration Statement, File No. 33-60566, filed May 13, 1993 and incorporated herein by this reference).

    (o)* Director's Deferred Compensation Plan between Patrick R. Gallaher and Sonoma National Bank (filed as Exhibit (10)(r) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1994 and incorporated herein by this reference).

   (p)* Director's Deferred Compensation Plan between William P. Gallaher and Sonoma National Bank (filed as Exhibit (10)(s) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1994 and incorporated herein by this reference).

   (q)* Director's Deferred Compensation Plan between James B. Keegan, Jr. and Sonoma National Bank (filed as Exhibit (10)(t) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1994 and incorporated herein by this reference).

   (r)* Director's Deferred Compensation Plan between William E. Geary and Sonoma National Bank (filed as Exhibit (10)(u) to the Corporation's Annual Report on Form 10-KSB for the Fiscal
          Year Ended December 31,1994 and incorporated herein by this reference).

   (s)* Director's Deferred Compensation Plan between William P. Gallaher and Sonoma National Bank (filed as Exhibit (10)(v) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter Ended June 30,1996 and incorporated herein by this reference).

    (t) Lease for Bank Premises at 6641 Oakmont Drive, Santa Rosa, California, dated October 1, 1996 (filed as Exhibit (10)(w) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter ended September 30, 1996 and incorporated herein by this reference).

    (u) Lease for Loan and Administration Offices at 815 Fifth Street, Santa Rosa, California, dated February 24, 1998 (filed as Exhibit (10)(w) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1997 and incorporated herein by this reference).

    (v)* Indemnification Agreements between William P. Gallaher and Northern Empire Bancshares (filed as Exhibit (10)(a) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter Ended June 30,1998 and incorporated herein by this reference).

    (w)* Indemnification Agreements between Clement C. Carinalli and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(b) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter Year Ended June 30, 1998 and incorporated herein by this reference).

     (x)* 1997 Stock Option Plan, as amended, and Stock Option Agreement (filed as Exhibit (10)(b) to the Corporation's Quarterly Report
          on Form 10-QSB for the Quarter Year Ended June 30, 1998 and incorporated herein by this reference).

     (y) Lease for West College Branch in G & G Market at 1211A West College Avenue, Santa Rosa, California, dated June 30, 1998.

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

 (27)  Financial Data Schedule.

          (b)  Reports on Form 8-K

               Not Applicable

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers.

Four copies of the Registrant's 1998 Annual Report to Security Holders will be furnished to the Commission for its information when it is sent to the security holders.

The Registrant's Proxy Materials for the 1999 Shareholders' Meeting have not yet been sent to the Security Holders. Copies of the Proxy materials will be furnished to the Commission for its information when they are sent to the security holders.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              Northern Empire Bancshares

                              By /s/ Dennis R. Hunter
                              ------------------------------------
                              Dennis R. Hunter,
                              Chairman of the Board of Directors

                              Date  March 22, 1999

                              By /s/ Patrick R. Gallaher
                              ------------------------------------
                              Patrick R. Gallaher
                              Chief Accounting Officer/Director

                              Date  March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities on the dates indicated.

/s/ Dennis R. Hunter                       March 22, 1999
----------------------------------    Date-----------------------
Dennis R. Hunter
Chairman of the Board of Directors

/s/ James B. Keegan, Jr.                   March 22, 1999
----------------------------------    Date-----------------------
James B. Keegan, Jr.
President/Director

/s/ Patrick R. Gallaher                    March 22, 1999
-----------------------------------   Date-----------------------
Patrick R. Gallaher,
Chief Accounting Officer/Director

/s/ Robert V. Pauley                       March 22, 1999
-----------------------------------   Date-----------------------
Robert V. Pauley,
Secretary and Treasurer/Director

/s/ Clement C. Carinalli                   March 22, 1999
-----------------------------------   Date-----------------------
Clement C. Carinalli,
Director


/s/ William P. Gallaher                     March 22, 1999
-----------------------------------   Date-----------------------
William P. Gallaher,
Director

/s/ William E. Geary                        March 22, 1999
-----------------------------------   Date-----------------------
William E. Geary,
Director