Form 10QSB
period 1999-03-31
NORTHERN EMPIRE BANCSHARES
filed 1999-05-14
CIK 746253

FORM 10-QSB


	            SECURITIES AND EXCHANGE COMMISSION

	                 Washington, D.C.  20549


	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 1999

	OR

	[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	Commission File Number 2-91196


                     NORTHERN EMPIRE BANCSHARES
      ---------------------------------------------------------------
	(Exact name of small business issuer as specified in its charter)

       California                                  94-2830529
 ------------------------------               --------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)


          801 Fourth Street, Santa Rosa, California  95404
          ------------------------------------------------
         (Address of principal executive  offices) (Zip code)


Issuer's telephone number    707-579-2265


                                  NONE
           --------------------------------------------------
          (Former name, former address and former fiscal year,
                       if changed  since last report)


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   X   No
                           -------   -------
                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title of class:  Common Stock, no par value Outstanding shares as of
April 15, 1999:    3,351,464

Transitional Small Business Disclosure Format
(check one):  Yes     No   X
              ------  ------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
(dollars in thousands)
                                              March 31,    December 31,
ASSETS	         		                              1999          1998

Cash and equivalents:
   Cash and due from banks                    $ 14,580       $  9,613
   Federal funds sold                           28,125         29,720
                                              --------       --------
     Total cash and equivalents                 42,705         39,333

Investment securities
   Held-to-maturity                                  0              0
   Available-for-sale                            2,992          7,005
   Restricted                                    1,753          1,731

Loans receivable, net                          279,567        267,029
Leasehold improvements and equipment, net          811            859
Accrued interest receivable and other assets     6,352          6,167
                                              --------       --------
Total assets                                  $334,180       $322,124
                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
	Deposits                                     $306,179       $295,969
	Accrued interest payable and
  other liabilities                              2,122          1,675
 FHLB Advances                                   1,866          1,872
                                              --------       --------
      Total liabilities                        310,167        299,516
								                                    	 --------       --------
Commitments and contingencies (Note 10).

Shareholders' equity:
   Preferred stock, no par value; authorized,
   10,000,000 shares; none issued or
   outstanding                                       0              0

   Common stock, no par value; authorized,
   20,000,000 shares; shares issued and
   outstanding, 3,502,006 in 1999 and
   3,475,198 in 1998 (retroactively stated
   for 5% stock dividend)                       12,450         12,365


   Accumulated other comprehensive income/
   (loss)                                           (4)             4

   Retained earnings                            11,567         10,239
                                              --------       --------
     Total shareholders' equity                 24,013         22,608
                                              --------       --------
Total liabilities and shareholders' equity    $334,180       $322,124
                                              ========       ========

	See Notes to Consolidated Financial Statements


                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME
            for the three months ended March 31, 1999 and 1998
                               (Unaudited)

(dollars in thousands, except per share data)        1999       1998

Interest income:
   Loans                                           $6,373     $5,363
   Federal funds sold and investment securities       386        383
                                                   ------     ------
   Total interest income                            6,759      5,746
Interest expense                                    2,871      2,555
                                                   ------     ------
Net interest income before
  provision for loan losses                         3,888      3,191

Provision for loan losses                             120        120
                                                   ------     ------
Net interest income after
  provision for loan losses                         3,768      3,071
                                                   ------     ------
Other income:
   Service charges on deposits                        119         89
   Gain on sale of loans                              136        198
   Other                                              175        169
                                                   ------     ------
   Total other income                                 430        456
                                                   ------     ------
Other expenses:
   Salaries and employee benefits                   1,163        997
   Occupancy                                          188        179
   Equipment                                          113        113
   Business development & advertising                  85         75
   Outside customer services                           85         64
   Shareholder & director expenses                     71         62
   Deposit and other insurance                         52         46
   Professional fees                                   24         47
   Other                                              195        173
                                                   ------     ------
   Total other expenses                             1,976      1,756
                                                   ------     ------
Income before income taxes                          2,222      1,771

Provision for income taxes                            894        725
                                                   ------     ------
Net income                                         $1,328     $1,046
                                                   ======     ======
Earnings per common share                          $ 0.38     $ 0.30
                                                   ======     ======

Earnings per common share assuming dilution        $ 0.36     $ 0.29
                                                   ======     ======

	See Notes to Consolidated Financial Statements

                    NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the three months ended March 31, 1999 and 1998
                                 (Unaudited)

(dollars in thousands)                                1999       1998


Cash flows from operating activities:
   Net income                                     $  1,328   $  1,046

   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses                        120        120
      Depreciation, amortization and accretion          89         87
      Stock dividends from FRB & FHLB                  (22)
      Net increase/(decrease) in deferred
       loan fees and discounts                          10        135
      Increase in interest receivable
       and other assets                               (185)       (29)
      Increase/(decrease) in accrued interest
        payable and other liabilities                  447        324
                                                   -------    -------
   Net cash provided by in operating activities      1,787      1,683
                                                   -------    -------
Cash flows from investing activities:
   Purchase of available for sale securities             0     (2,026)
   Maturities of available for sale securities       4,006      2,453
   Net decrease (increase) in loans receivable     (12,668)   (17,734)
   Purchase of leasehold improvements
     and equipment, net                                (41)       (70)
                                                    ------    -------
   Net cash used in investing activities            (8,703)   (17,377)
                                                    ------    -------
Cash flows from financing activities:
   Net increase/(decrease) in deposits              10,209     32,375
   Net increase/(decrease) in FHLB advances             (6)         0
   Stock options exercised                              85        102
                                                   -------    -------
   Net cash provided by/(used in)
     financing activities                           10,288     32,477
                                                   -------    -------
   Net increase (decrease) in cash
     and cash equivalents                            3,372     16,783

Cash and cash equivalents at beginning
  of period                                         39,333     16,182
                                                   -------    -------

Cash and cash equivalents at end of period         $42,705    $32,965
                                                   =======    =======

Other cash flow information:
    	Interest paid                                 $ 3,285    $ 2,492
                                                   =======    =======
    	Income taxes paid                             $   186    $   232
                                                   =======    =======
    	Additions to Other Real Estate Owned          $     0    $     0
                                                   =======    =======

	See Notes to Consolidated Financial Statements


	       Northern Empire Bancshares and Subsidiary
	       Notes to Consolidated Financial Statements
                         March 31, 1999

Note 1 - BASIS OF PRESENTATION

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at March 31, 1999 and the results of operations for the three months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1998 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results through December 31, 1999.

Note 2 - NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per share (EPS) are shown in accordance with SFAS No. 128 "Earnings per Share" which was effective for fiscal years ended after December 31, 1998 and requires restatement of prior period EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing diluted income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Bank's common stock throughout the period.

                                                     For the three months ended
                                                            March 31, 1999
                                                                                 Per
                                                      Income/      Shares/      Share
                                                   Numerator    Denominator    Amount
Net Income                                         $1,327,000
                                                   ==========
Basic EPS - Income  available to
 common stockholders                               $1,327,000    3,501,113      $0.38
                                                   ==========                   =====
Effect of Dilutive Securities -Stock Options                       182,500
                                                                 ---------
Diluted EPS  - Income available to common
stockholders plus assumed conversion               $1,327,000    3,683,613      $0.36
							                                            ==========    =========      =====

                                                     For the three months ended
                                                            March 31, 1998
                                                                                 Per
                                                       Income/     Shares/      Share
                                                    Numerator    Denominator    Amount
Net Income                                         $1,046,000
                                                   ==========
Basic EPS - Income  available to
 common stockholders                               $1,046,000    3,449,890      $0.30
                                                   ==========                   =====
Effect of Dilutive Securities - Stock Options                      105,126
                                                                 ---------
Diluted EPS  - Income available to common
  stockholders plus assumed conversion             $1,046,000    3,555,016      $0.29
                                                   ==========    =========      =====

Note 3 - NEW AND PENDING ACCOUNTING STANDARDS

See the Corporation's 1998 Annual Report on Form 10-KSB for a discussion of new and pending accounting standards.


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

Total consolidated assets of $334,180,000 at March 31, 1999 grew $12.1 million compared to $322,124,000 at December 31, 1998. Net loans increased $12.5 million. Cash and equivalents increased $3.4 million during the first quarter.

The net income after tax for the first three months of 1999 equaled
$1,328,000 compared to $1,046,000 for the comparable period of 1998, an increase of 26.9%. The higher profit resulted from increases in net interest income due to loan growth (a larger volume of high yielding earning assets).

NET INTEREST INCOME

Net interest income of $3,888,000 for the first quarter of 1999 increased 21.8% from $3,191,000 for the comparable period last year.
This increase in net interest income resulted from volume increases of $60.3 million in average earning assets for the current quarter compared to the first quarter of 1998. The Bank experienced a $55.8 million increase in average loans outstanding, which have the highest yields, while investments and Fed Funds investments declined $4.5 million.
Average interest bearing deposits for the first quarter increased $43.0 million over the same period last year.

The net interest margin equaled 5.17% during the first quarter of 1999 compared to an average margin during 1998 of 5.23%. The yield on average loans equaled 9.43% in the first quarter compared to 9.85% during 1998, while the Bank's cost of funds decreased from 4.89% for 1998 to 4.62% for the first quarter of 1999.

Several factors impact the Bank's interest margin. The mix of loans influences the overall yield on loans. During the first quarter of 1999, there was significant growth in all loan categories; however, an increase of $13.7 million in average construction loans balances had a positive effect since that loan category has the highest loan yield. Net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans to deposits increased from an average of 91.8% in 1998 to 94.1% during the first quarter of 1999.

The Bank is considered asset sensitive and benefits from rate increases since more of its assets reprice at a faster rate than deposits. The
Prime lending rate was 8.5% from March 26,1997 where it remained until September 30, 1998 when rates started to decline. The current rate of 7.75% has been in effect since November 18, 1998. Of the Bank's loan portfolio totaling $284.7 million at March 31, 1999, $204 million or 72% of total loans are adjustable rate loans which have not reached a floor or ceiling rate. Approximately $114 million are prime-based loans, of which $22 million reprice immediately and $92 million reprice on a quarterly basis. Approximately $90 million of the Bank's loan portfolio is periodically adjustable (generally every six months) based upon the Eleventh District's cost of funds index. This index was 4.56% in March 1999 and equaled 4.97% in March 1998.

Interest expense increased from $2,555,000 in the first quarter of 1998 to $2,871,000 in 1999. The major factor was the increase of $75.6 million in average interest bearing deposits when comparing the first quarter of 1998 to 1999. The average cost of interest bearing deposits decreased from 4.96% to 4.62% when comparing the first quarter of last year to the first quarter of this year.

OTHER INCOME

Other income is derived primarily from service charges on deposit accounts, discount brokerage income, earnings on life insurance, SBA loan servicing, SBA loan sales and sales of other real estate owned.
Other income decreased from $456,000 to $430,000 when comparing the first quarter of 1998 to the same period this year.

In the first quarter of this year, the Bank sold the guaranteed portion of SBA loans totaling $2.3 million and recognized gains on those sales of $136,000. During the first quarter of last year, the Bank sold the guaranteed portion of SBA loans totaling $3.0 million and recognized gains on those sales of $198,000. The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loans and deposit growth as a part of the decision to hold
SBA guaranteed loans versus selling them.

SBA servicing fees, which totaled $86,000 during the first quarter of 1999, were similar to fees of $90,000 recorded for the same period last year. This change reflects the decrease in the pool of loans serviced, on which the Bank receives a servicing fee. The serviced portfolio equaled $27.4 million at March 31, 1999 compared to $33.3 million at the end the first quarter of last year.

There were no sales of other real estate owned (OREO) during the first quarter of 1999 or 1998.

NON-INTEREST EXPENSES

The Bank's non-interest expenses increased from $1,756,000 for the first quarter of last year to $1,976,000 for the first quarter of 1999. This increase was anticipated since the Bank has continued to grow at a rapid rate.

The Bank's largest expense category is salaries and benefits which increased 16.7% from $997,000 to $1,163,000. A new branch office was opened in October 1998 which added five new staff positions. The growth in the loan portfolio and deposits increased incentive payments from the previous first quarter. Personnel costs are also affected by annual salary increases, and changes in benefit costs.

Occupancy expenses increased 5%, mainly due to the new branch and to larger facilities now occupied by the loan department after its move in June 1998. Equipment costs remained at $113,000 this quarter and the comparable quarter last year. The Bank continues to upgrade computer equipment and operations. During the first quarter of last year, the Bank's mainframe was replaced with the Unisys Clearpath system. This upgrade increased the speed of processing the Bank's information and set the framework for installing networks. The use of personal computers was also expanded and many of the personal computers were upgraded for use in networks installed last year.

Deposit and other insurance of $52,000 increased $6,000 over the first quarter of last year. Regulatory assessments and FDIC insurance cost grew due to the increase in deposit assessment base for the Financing
Corporation (FICO) assessment which became effective January 1, 1997 and is based on deposit levels. There is no assurance that regulatory assessments will continue at current low level. The cost of other insurance increased due to growth and additions to the Bank's insurance coverage which resulted in higher premiums.

Advertising and business development costs, which vary depending on loan and deposit promotions, increased to $85,000 from $75,000 the first quarter of 1998. Professional fees decreased by $23,000 from the first quarter of 1998 to $24,000. Legal expenses were lower than normal during the first quarter of 1999 which reflects the low level of problem loans and reduced need for outside counsel. Outside customer services increased due to new analysis customers which added expense charges.
Shareholder and director expenses were higher than last year due to expense charges carried over from December 1998. Other expenses, which includes stationery and supplies, telephone, postage, loan expenses, director fees, dues and subscriptions and automobile costs, approximated last year's expense level.

Total non-interest expenses for the SBA lending department for the first quarter of 1999 was approximately $419,000 ($247,000 in personnel costs, $60,000 in occupancy and equipment expenses, $23,000 in marketing/business development) compared to $365,000 for the first quarter of 1998. Since March 31, 1998, the SBA loan portfolio (serviced portion and Bank's portion) has increased 12.7% to $154.3 million, of which $27.4 million has been sold and is being serviced.

INCOME TAXES

The effective tax rate of 40.2% for the first quarter of 1999 approximated last year's rate. The provision for the first quarter of 1999 was $894,000 versus $725,000 for the same period last year. The increase resulted from the increase in pre-tax income during the comparable quarters.


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

Cash and due from banks, federal funds sold and certificates of deposit totaled $42.7 million or 12.8% of total assets at March 31, 1999, compared to $39.3 million or 12.2% of total assets at December 31, 1998.
As of March 31, 1999, the Bank held $57.9 million in SBA guaranteed loans which could be sold if additional liquidity was needed.

At March 31, 1999, the Bank had unused federal funds lines of credit totaling $9,000,000. The Bank also has a credit line with the Federal
Home Loan Bank which is based upon the value of collateral (investments and loans). Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At March 31, 1999, the Corporation had non-interest and interest bearing cash balances of $400,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions
(interest rate futures, caps, swap agreements, etc.).

DEPOSITS

During the first quarter of 1999, deposits increased 3.4% to $306.2 million compared to $296.0 million at the end of the year.

Money market rate deposits grew from $87.0 million at year end to $87.5 million at the end of the quarter. This is a limited transaction account with a floating rate which is tied to the 13 week treasury bill less a margin of 50 basis points. The rate offered on this account has been very attractive and many of the Bank's customers have held their funds in this deposit product rather than locking a specific maturity.
New customers continue to find this deposit account attractive due to the immediate availability of the funds versus a time certificate bearing a future maturity.

Certificates of deposits increased from $146.6 million at December 31, 1998 to $151.3 million as of March 31, 1999. During the first quarter, the Bank offered attractive rates on ten and thirteen month certificates, which account for the majority of the growth in time deposits.

As of March 31, 1999, non-interest bearing deposits equaled $47.9 million compared to $42.4 million at December 31, 1998. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by larger businesses such as title and mortgage companies. Title company accounts have greater balance fluctuations than other types of deposits based upon their business activity;
however, in total their average balances approximate $4 million with the March 31, 1999 balance over $11 million.

The recent declining interest rate environment and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $279.6 million at March
31, 1999 compared to $267.0 million at December 31, 1998, increasing 4.7%.

The SBA department continued to grow during the first quarter of 1999 to $126.0 million. The majority of the Bank's SBA loans are secured by real estate; however, they are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, except they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the program could affect profitability and future SBA loan growth. The guaranteed portion of SBA loans which could be sold in the secondary market was $57.9 million at March 31, 1999.

The Bank continues to emphasize commercial and real estate lending.  At
March 31, 1999, 41.1% of the loans held for investment were commercial loans and 58.4% were real estate and construction loans, compared to 43.5% and 55.9% respectively at December 31, 1998. The Bank has increased the commercial and commercial real estate portfolio through its reputation, in Sonoma and Marin Counties, as an experienced business and real estate lender which facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan to value ratios.
Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

During the second quarter of 1997, the Bank added a residential construction loan group. As a result, construction loan balances have increased from $ 2.1 million at March 31, 1997 to $11.0 million at year end to $14.3 million at March 31, 1998 to $25.2 million at March 31, 1999. The Bank offers residential mortgages on a limited basis.

The Bank has a small portfolio of consumer loans which equaled 0.5% of the total loan portfolio at March 31, 1999 and .6% at December 31, 1998.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses equaled $3,124,000 at March 31, 1999, compared to $3,019,000 at December 31, 1998. At March 31, 1999, the allowance for loan losses equaled 1.4% of loans (net of the guaranteed portion of SBA loans), which was unchanged from 1998 year end. The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At March 31, 1999, there were five loans on non-accrual totaling
$137,000 with all of that amount collateralized by real estate and $80,000 of it also guaranteed by the SBA. There were three loans totaling $456,000 past due 90 days or more and still accruing interest all of which was secured by real estate and $166,000 of which was also guaranteed by the SBA. Loans past due 30 to 89 days totaled $1,274,000, with $894,000 secured by real estate. On December 31, 1998, the Bank had $62,000 in non-accrual loans, and no loans past due 90 or more days and still accruing interest.

During the first quarter of 1998, there were loans charged off totaling
$15,000 and no loan recoveries. The Bank continues to have a low charge off experience compared to industry standards.

CAPITAL RESOURCES

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At March 31, 1999, the Bank was considered " well capitalized." The total risk-based capital ratios were 10.5% for the Bank and 10.6% for the Corporation.

The Corporation declared a 5% stock dividend on April 6, 1999 with a record date of May 18, 1999. The financial statements have not been adjusted to include the impact of this stock dividend.


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

The initial phase was to assess and identify all internal business processes requiring modification and to develop renovation plans as needed. This phase was largely completed in mid-1998. The second phase was to begin testing critical systems by simulating year 2000 data conditions. The Bank implemented a formal testing plan, which set forth the specific testing methodology guidelines and types of testing to be used, and set dates for which accuracy testing is to be conducted.
This phase has been completed; however, testing will continue due to upgrades, program patches to correct problems detected during testing and other system changes during the year.

The Bank's primary focus had been to become Y2K ready in the following areas: deposit data processing, wire transfer processing, loan data processing and documentation, ACH and ATM processing, network communications, accounting and various internal systems (voicemail, electronic mail, HVAC and office equipment).

The Bank's Year 2000 strategy contains detailed steps for assessment of the complexity of becoming Y2K compliant, including determining (1) the effect of Y2K on the Bank's main computer system and on each sub-product used by each department that interfaces with the main computer system,
(2) hardware requirements for all significant applications and whether new hardware needs to be purchased, (3) whether the internal
/environmental systems are Y2K ready and (4) whether the services provided by outside vendors with respect to the payment system functions are Y2K compliant.

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

The Bank will incur certain costs associated with the testing and determinated necessary to address Y2K compliance. These costs include the cost of the internal testing that is being done, and the costs of any outside auditors or other personnel that will be necessary to evaluate the results of the tests. The Bank currently estimates that the cost of its Y2K compliance program will be approximately $75,000. The expenditures are not expected to have a material impact on the Bank's results of operations.

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

Based on the due diligence that the Bank has conducted to date, the Bank does not expect that any of its major corporate customers will have Y2K problems that will result in significant loan losses or a material reduction in deposits to the Bank from those customers. The Bank will continue to monitor whether any of its customers may encounter problems from the century date change. Despite the Company's activities regarding the Y2K issue, there can be no assurances that partial or total system interruptions and costs to update the necessary hardware and software would not have a material adverse effect on the Company.

SCHEDULES


                     LOANS HELD FOR INVESTMENT

Type of Loan                      March 31,         December 31,
(in thousands)                      1999	           1998

Commercial                        $117,119              $118,395
Real Estate Construction            25,246                28,177
Real Estate Other                  140,805               123,839
Installment Loans to Individuals     1,537                 1,644
                                  --------              --------
TOTAL                             $284,707              $272,055
                                  ========              ========






                 ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                              								       Quarter Ended
			 						                                   March 31, 1999

	Balance - Beginning of Period	               $3,019,000
		Provision for Loan Losses                      120,000
		Charge Offs                                     15,000
		Recoveries		 				                                    0
                                              ----------
	Balance - End of the Period			              	$3,124,000
                                              ==========


There were five loans on non-accrual at March 31, 1999, amounting to $137,000, all of which was secured by real estate collateral, and $80,000 of it also was guaranteed by the U.S. Government. There were three loans totaling $456,000 past due 90 days or more and still accruing interest all of which was secured by real estate and $166,000 was also guaranteed by the U. S. Government.






GAP ANALYSIS

The following schedule represents interest rate sensitivity profile as of March 31, 1999 of assets, liabilities and shareholder's equity classified by earliest possible repricing opportunity or maturity date.



                                               Over 3    Over 1       Non-rate
                                               Months      year   Sensitive or
                                   Through 3  through   through         Over 5
                                      months   1 year   5 years          Years    Total
Balance Sheet
(in thousands)
Assets
Fed funds sold                       $28,125                                    $28,125
Investment securities                                    $2,992        $1,753     4,745
Loans (net of discounts)             145,964  $98,238    14,038        24,451   282,691
Non-interest-earning assets
(net of allowance for loan losses)                                     18,619    18,619
                                    --------  -------   -------       -------  --------
                                    $174,089  $98,238   $17,030       $44,823  $334,180
                                    ========  =======  ========       =======   =======
Liabilities & Shareholders Equity
Time Deposits $100,000 and over      $13,649  $22,965   $10,179        $2,008   $48,801
All other interest-bearing
  deposits                           124,169   45,258    27,670        12,715   209,812
Non-interest bearing deposits                                          47,566    47,566
Other Liabilities &
 Shareholders' Equity                                                  28,001    28,001
                                    --------   -------   -------      -------  --------
                                    $137,818   $68,223   $37,849      $90,290  $334,180
                                    ========   =======   =======      =======  ========
Interest Rate Sensitivity (1)        $36,271   $30,015  ($20,819)    ($45,467)

Cumulative Interest Rate Sensitivity $36,271   $66,286   $45,467           $0
                                     =======   =======   =======      =======

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On April 6, 1999 a 5% stock dividend was declared which will be issued to shareholders of record as of May 18, 1999. The stock will be distributed on or about June 1, 1999.

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


NORTHERN EMPIRE BANCSHARES

Date:   May 12, 1999

/s/ James B. Keegan, Jr.             /s/ Patrick R. Gallaher
---------------------------------    --------------------------------
James B. Keegan, Jr .	                Patrick R. Gallaher
Director & President                 	Director & Chief Accounting Officer