Form 10QSB
period 1999-06-30
NORTHERN EMPIRE BANCSHARES
filed 1999-08-13
CIK 746253

FORM 10-QSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999

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

                               (707)579-2265
                              ---------------
                        (Issuer's telephone number)


                                   NONE
      (Former name, former address and former fiscal year, if changed since last report)


   Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X   No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   Title of class:  Common Stock, no par value Outstanding shares as of
                          July 31, 1999: 3,559,763

        Transitional Small Business Disclosure Format (check one):
                                Yes     No  X


PART I - FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS

                 NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
(dollars in thousands)

 ASSETS                                       June 30,      December 31,
                                                1999            1998
Cash and equivalents:
  Cash and due from banks                      $ 12,031       $  9,613
  Federal funds sold                             21,165         29,720

  Total cash and equivalents                     33,196         39,333

Investment securities
     Held-to-maturity                                 0              0
     Available-for-sale                           2,981          7,005
     Restricted                                   1,261          1,731

Loans receivable, net                           302,648        267,029

Leasehold improvements and equipment, net           775            859

Accrued interest receivable and other assets      6,853          6,167
                                               --------       --------
                  Total assets                 $347,714       $322,124
                                               ========       ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Deposits                                  $318,731       $295,969
     Accrued interest payable and
      other liabilities                           1,516          1,675
     FHLB Advances                                1,861          1,872
                                               --------       --------
Total liabilities                               322,108        299,516
                                               --------       --------
Shareholders' equity:

Preferred stock, no par value;
  authorized, 10,000,000 shares;
  none issued or outstanding                          -              -
Common stock, no par value;
  authorized, 20,000,000 shares;
  shares issued and outstanding,
 3,559,763 in 1999
 and 3,468,049 in 1998                           15,559         12,365
Unrealized gain (loss) on available
 for sale securities                                (11)             4
Retained earnings                                10,058         10,239
                                               --------       --------
Total shareholders' equity                       25,606         22,608
                                               --------       --------
Total liabilities and shareholders' equity     $347,714       $322,124
                                               ========       ========

               See Notes to Consolidated Financial Statements
                 NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
         for the three and six months ended June 30, 1999 and 1998
                              (Unaudited)

(dollars in thousands, except per share data)
                               Three Months Ended       Six Months Ended
                                    June 30,                  June 30,
                                  1999       1998        1999       1998
Interest income:
  Loans                         $6,820     $5,724     $13,193    $11,087
  Federal funds sold and
   investment securities           306        389         692        772
                                ------    -------     -------    -------
   Total interest income         7,126      6,113      13,885     11,859
Interest expense                 2,946      2,683       5,817      5,238
                                ------    -------     -------    -------
   Net interest income before
    provision for loan losses    4,180      3,430       8,068      6,621
Provision for loan losses          200        120         320        240
                                ------     ------     -------   --------
   Net interest income after
    provision for loan losses    3,980      3,310       7,748      6,381
                                ------     ------     -------   --------
Other income:
  Service charges on deposits      116         87         235        176
  Gain on sale of loans            184        134         320        332
  Other                            176        190         351        359
                                ------     ------     -------    -------
    Total other income             476        411         906        867
                                ------     ------     -------    -------
Other expenses:
  Salaries and employee
    benefits                     1,114      1,046       2,277      2,043
  Occupancy                        195        186         383        365
  Equipment                        133        115         246        228
  Advertising and business
    development                    108         89         193        164
  Outside customer services         89         59         174        123
  Director and shareholder
    expenses                        79         80         150        131
  Deposit and other insurance       53         48         105         94
  Professional fees                 41         32          65         79
  Other                            232        185         427        369
                                ------     ------     -------    -------
  Total other expenses           2,044      1,840       4,020      3,596
                                ------     ------     -------    -------
  Income before income taxes     2,412      1,881       4,634      3,652
Provision for income taxes         976        741       1,870      1,466
                                ------     ------     -------    -------
    Net income                  $1,436     $1,140      $2,764     $2,186
                                ======     ======     =======    =======
Earnings per common share        $0.41      $0.33       $0.79      $0.63
                                ======     ======     =======    =======
Earnings per common share
  assuming dilution             $ 0.38     $ 0.32      $ 0.75      $0.61
                                ======     ======     =======    =======

               See notes to Consolidated Financial Statements

                 NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 1999 and 1998

                                (Unaudited)

(dollars in thousands)                                   1999     1998
Cash flows from operating activities:
   Net income                                         $ 2,764  $ 2,186
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Provision for loan losses and OREO losses            320      240
     Depreciation, amortization and accretion             178      178
     Net increase (decrease) in deferred loan
      fees and discounts                                  385      173
     Decrease (increase) in interest receivable
      and other assets                                   (403)    (368)
     Increase (decrease) in accrued interest
      payable and other liabilities                     ( 170)     (79)
                                                      -------  -------
           Net cash provided by in
            operating activities                        3,074    2,330
                                                      -------  -------
Cash flows from investing activities:

   Purchase of: Available for sale securities               0   (2,018)
                Restricted securities                     (43)     (45)

   Maturities of: Held to maturity securities               0    1,500
                  Available for sale securities         4,010    2,474
                  Restricted securities                   512        0
Net decrease (increase) in loans receivable           (36,607) (30,154)
 Purchase of leasehold improvements and
  equipment, net                                          (94)    (313)
                                                      -------  -------
           Net cash used in investing activities      (32,222) (28,556)
                                                      -------  -------
Cash flows from financing activities:
  Net increase (decrease) in deposits                  22,762   46,253
 Payment of cash dividends                                 (4)      (5)
 Stock options exercised                                  253      114
                                                      -------  -------
           Net cash provided by financing activities   23,011   46,362
                                                      -------  -------
           Net increase (decrease) in cash and
            cash equivalents                           (6,137)  20,136
Cash and cash equivalents at beginning of year         39,333   16,182
                                                      -------  -------
Cash and cash equivalents at end of period            $33,196  $36,318
                                                      =======  =======
Other cash flow information
    Interest paid                                     $ 5,834  $ 5,176
    Income taxes paid                                 $ 2,042  $ 1,725
    Additions to other real estate owned                $ 238      $ 0

               See notes to Consolidated Financial Statements



                  Northern Empire Bancshares and Subsidiary

                 Notes to Consolidated Financial Statements

                                June 30, 1999

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares (the "Corporation") and Subsidiary at June 30, 1999 and the results of operations for the three and six months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1998 Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the operating results through December 31, 1999.

Note 2 - Net Income per Common and Common Equivalent Share

Earnings per share (EPS) are shown in accordance with SFAS No. 128 "Earnings per Share" which was effective for fiscal years ended after December 15, 1998 and requires restatement of prior period EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing diluted income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Bank's common stock throughout the period.

                               For the three months ended     For the six months ended
                                         June 30,                      June 30,
                                        1999         1998         1999           1998
Weighted average number of common
 shares outstanding - Basic        3,543,604    3,467,402     3,503,297     3,458,633


Effect of dilutive securities:
 Stock options                       217,038      115,114       203,356       114,947


Weighted average number of common
 shares outstanding - diluted      3,760,722    3,582,516     3,706,653     3,573,580


Net income                        $1,436,000   $1,140,000    $2,764,000    $2,186,000


Basic earnings per share               $0.41        $0.33         $0.79         $0.63


Diluted earnings per share             $0.38        $0.32         $0.75         $0.61


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

Total consolidated assets equaled $347,714,000 at June 30, 1999 compared to $322,124,000 at December 31, 1998. Cash and cash equivalents decreased $6.1 million since year end. Net loans increased $35.6 million since year end with $23.1 million occurring in the second quarter.

Net income for the first six months of 1999 equaled $2,764,000 compared to $2,186,000 for the comparable period last year, an increase of 26.4%. The second quarter's net income of $1,436,000 increased 26.0% over the second quarter of 1998 when net income equaled $1,140,000. The higher profit resulted from increases in net interest income due to loan growth (a larger volume of higher yielding earning assets).

Net Interest Income

Net interest income of $4,180,000 for the second quarter of 1999 increased 21.9% from $3,430,000 for the comparable period last year. This increase in net interest income resulted from volume increases of $64.4 million in average earning assets for the second quarter of 1999 compared to the second quarter of 1998. Average loans outstanding increased $66.7 million over the second quarter of 1998 while investments and fed funds sold declined $2.3 million. Average interest bearing deposits for the second quarter increased $45.0 million over the same period last year.

The net interest margin equaled 5.18% during the second quarter of 1999 compared to an average margin for the year of 1998 of 5.23%. The yield on average loans equaled 9.19% in the second quarter compared to 9.85% for the year of 1998. This decline was caused by the reduction in prime rates during September, October and November of 1998. The Bank's cost of funds decreased from 4.89% for 1998 to 4.49% during the second quarter of 1999.

Several factors impact the Bank's interest margin. The mix of loans influences the overall yield on loans. During the second quarter of 1999, there was significant growth in all loan categories. The increase of $9.4 in average construction loan balances had a more favorable effect since that loan category has the highest loan yield. Net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans to deposits increased from an average of 91.8% in 1998 to 96.9% during the second quarter of 1999 which had a positive impact on net interest margin.

The Bank is considered asset sensitive and benefits from rate increases, since its assets reprice at a faster rate than deposits. The Prime lending rate was 8.5% from March 26, 1997 where it remained until September 30, 1998 when rates started to decline, falling to 7.75% on November 18, 1998. On July 1, 1999 the prime lending rate was increased to 8.00%. Of the Bank's loan portfolio totaling $308.4 million at June 30, 1999, $217.1 million or 70.4% of the loans are adjustable rate loans which have not reached a floor or ceiling rate. Approximately $114.3 million are prime-based loans, of which $20.7 million reprice immediately and $92.3 million reprice on a quarterly basis. Approximately $122.2 million of the Bank's loan portfolio is periodically adjustable (generally every six months) based upon the Eleventh District's cost of funds index. This index was 4.48% in June 1999 and equaled 4.88% in June 1998.

Interest expense increased from $2,683,000 in the second quarter of 1998 to $2,946,000 in 1999. The major factor was the increase of $45.0 million in average interest bearing deposits when comparing the second quarter of 1998 to 1999. The average cost of interest bearing deposits decreased from 4.98% to 4.49% when comparing the second quarter of last year to the second quarter of this year.

Other Income

Other income is derived primarily from service charges on deposit accounts, earnings on life insurance, SBA loan servicing, SBA loan sales and sales of other real estate owned. Other income increased to $476,000 from $411,000 when comparing the second quarter of 1999 to the same period last year.

Service charges on deposit accounts increased from $87,000 during the second quarter of last year to $116,000 during the second quarter of this year. This fluctuation is not unusual since service charges vary depending on the services to customer and earnings credits provided from balances maintained by analysis customers.

In the second quarter of this year, the Bank sold the guaranteed portion of SBA loans totaling $3.8 million and recognized gains on those sales of $184,000. During the second quarter of last year, the Bank sold the guaranteed portion of SBA loans totaling $1.5 million and the Bank recognized gains on those sales of $134,000. The Bank has been retaining the majority of the guaranteed portion of SBA loans to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them.

SBA servicing fees, which totaled $70,000 during the second quarter of 1999, decreasing from $83,000 for the same period of 1998. This change reflects the decrease in the pool of loans serviced, on which the Bank receives a servicing fee. The serviced portfolio equaled $26.7 at June 30, 1999 compared to $30.9 million at the end of the second quarter of 1998.

There were no sales of other real estate owned (OREO) during the first six months of 1999 or 1998.

Non-Interest Expenses

The Bank's non-interest expenses increased from $1,840,000 in the second quarter of last year to $2,044,000 for the second quarter of 1999. This increase was anticipated since the Bank has continued to grow at a rapid rate.

The Bank's largest expense category is salaries and benefits which increased 6.5% from $1,046,000 to $1,114,000. A new branch location was opened in October 1998 which added five new staff positions. Loan and deposit growth has resulted in higher incentive payments over the second quarter of 1998. Personnel costs were also affected by annual salary increases and changes in benefit costs.

Occupancy expenses increased 4.8%, mainly due to the new branch and to the loan department's move to larger facilities in June 1998. Equipment costs increased 15.6% over the comparable quarter last year due. The Bank continues to upgrade computer equipment and operations. The use of personal computers continues to expand as the network has been implemented throughout the Bank. In addition, the Bank has incurred additional costs associated with the Bank's Year 2000 preparation. Equipment costs are expected to continue to increase during 1999.

Deposit and other insurance of $53,000 includes an increase of $5,000 over the second quarter of last year. Regulatory assessments and FDIC insurance cost grew due to the increase in deposit assessment base for Financing Corporation (FICO) assessment which became effective
January 1, 1997. There is no assurance that the current FDIC assessment will continue at such a low level. Other insurance costs increased due to Bank growth and additions to the Bank's insurance coverage which resulted in higher premiums.

Advertising and business development costs, which vary depending on loan and deposit promotions, increased to $108,000 from $89,000 in the second quarter of 1998. Professional fees increased by $9,000 from the second quarter of 1998 to $41,000. Both of these expense categories vary significantly based on activity throughout the year. Outside customer services increased due to new customers using the Bank's analysis system which added expense charges. Other expenses, which includes stationery & supplies, telephone, postage, loan expenses, dues and subscriptions and automobile costs, have increased due to Bank growth.


Total non-interest expenses for the SBA lending department for the second quarter was approximately $412,000 ($224,000 in personnel costs, $61,000 in occupancy and equipment expenses, $25,000 in marketing/business development) compared to $442,000 for the second quarter of 1998. At June 30, 1999, the SBA loan portfolio (serviced portion and Bank's portion) equaled $143.1 million, of which $26.7 million has been sold and is being serviced.


Income Taxes

The effective tax rate was 40.5% for the second quarter of 1999. The provision for the second quarter of 1999 was $976,000 versus $741,000 for the same period last year. The increase resulted from the increase in pre-tax income during the comparable quarters.

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

Cash and due from banks and federal funds sold totaled $33.2 million or 9.5% of total assets at June 30, 1998, compared to $39.3 million or 12.2% of total assets at December 31, 1998. Liquid assets were lower than normal at June 30, 1999 due to the rapid growth in loans during the second quarter. The Bank has been and continues to offer special time deposits at slightly higher than market rates to attract new deposits. The Bank also sold SBA loans during the second quarter. In addition, the Bank is in the process of participating approximately $3 million in commercial loans with another financial institution.

The Bank has several ways of providing additional liquidity. Special deposit campaigns, which offer slightly higher than market rates, continue to attract new deposits to the Bank. The Bank also has the option of selling SBA guaranteed loans to provide liquidity. As of June 30, 1999, the Bank held $57.9 million in the guaranteed portion of SBA loans which could be sold if liquidity was needed.

At June 30, 1999, the Bank had unused federal funds lines of credit totaling $9,000,000. The Bank also has a credit line with the Federal Home Loan Bank which is based upon the value of collateral (investments and loans). Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At June 30, 1999, the Corporation had non-interest and interest bearing cash balances of $412,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the second quarter of 1999 total deposits increased by $12.5 million to $318.7 million at June 30, 1999.

Money market rate deposits equaled $82.2 million at June 30, 1999. This is a limited transaction account which pays a floating rate equal to the 13 week treasury bill less a margin of 50 basis points. The rate offered on this account has been very attractive and many of the Bank's customers have held their funds in this deposit product rather than locking a specific maturity. New customers continue to find this deposit account attractive due to the immediate availability of the funds versus a time certificate bearing a future maturity.

Certificates of deposits increased from $146.6 million at December 31, 1998 to $167.7 million as of June 30, 1999. The Bank has increased certificates of deposit by offering attractive rates on certificates for specific terms. The Bank has been successful in retaining the majority of funds received through certificate campaigns.

As of June 30, 1999, non-interest bearing deposits equaled $48.7 million compared to $42.4 million at December 31, 1998 and $36.0 million on June 30, 1998. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by title companies. This type of deposit account has greater balance fluctuations than other types of deposits based upon their business activity.

The low interest rate environment over the past few years and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $302.6 million at June 30, 1999 compared to $267.0 million at December 31, 1998, increasing 13.3%.

The SBA department continues to grow. SBA loans (gross loan which includes the portions which is guaranteed), net of loans sold and payoffs, increased $2.2 million during the second quarter to $89.7 million on June 30, 1999. The majority of the Bank's SBA loans are secured by real estate; however, these loans are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the program could affect profitability and future SBA loan growth. The guaranteed portion of SBA loans currently held by the Bank but which could be sold in the secondary market increased from $54.2 million to $57.9 million when comparing June 30, 1998 to June 30, 1999.

The Bank continues to emphasize commercial and real estate lending. At June 30, 1999, 39.4% of the loans held for investment were commercial loans and 60.1% were real estate and construction loans, compared to 43.5% and 55.9% respectively at December 31, 1998. The Bank has increased the commercial and commercial real estate portfolio through its reputation, in Sonoma and Marin Counties, as an experienced business and real estate lender that facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan-to-value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

During the second quarter of 1997, the Bank added a residential construction loan group. As a result, construction loan balances have increased from $6.1 million at June 30, 1997 to $17.8 million at June 30, 1998 to $26.3 million at June 30, 1999. Due to the shorter life of construction loans, the Bank does not expect this rate of growth to continue. The Bank offers residential mortgages on a limited basis.

The Bank has a small portfolio of consumer loans which equaled 0.6% of the total loan portfolio at June 30, 1999.

Allowance for Loan Losses

The allowance for loan losses equaled $3.3 million at June 30, 1999, compared to $3.0 million at December 31, 1998. At June 30, 1999, the allowance for loan losses equaled 1.3% of loans, net of the guaranteed portion of SBA loans . The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.


At June 30, 1999, there was one loan on non-accrual for $24,000 which was collateralized by real estate and $22,000 of which was guaranteed by the SBA. There was one loan totaling $74,000 which was past due 90 days or more and still accruing interest. That loan was secured by a time deposit for $74,000. Loans past due 30 to 89 days totaled $4,202,000 of which $1,907,000 was secured by real estate and $919,000 was guaranteed by the SBA. On December 31, 1998, the Bank had $62,000 in non-accrual loans, and no loans past due 90 or more days and still accruing interest.

During the second quarter there were $4,000 in loan charge offs and a total of $19,000 in charge offs for the year to date. There were no loans charged off and no loan recoveries during 1998. The Bank continues to have a low charge off experience compared to industry standards.

Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At June 30, 1999, the Bank was considered "well capitalized." The total risk-based capital ratios were 10.6% for the Bank and 10.8% for the Corporation.

The Corporation declared a 5% stock dividend on April 6, 1999 with a record date of May 18, 1999. The financial statements have been adjusted to reflect the impact of this stock dividend.

Year 2000

The Bank has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 computer programming problems. The Bank performs no in-house computer programming and its computer systems and programs are designed and supported by companies specifically in the business of providing such products and services. The Bank's plan includes: evaluating existing hardware, software, vaults, alarm systems, communication systems and other electrical devices; testing critical application programs and systems, both internally and externally; establishing a contingency plan and upgrading hardware and software as necessary. The Bank has developed a Customer Awareness Plan to monitor and guide relationships with depositors and borrowers. A Material Customer plan has been implemented to assess the Y2K readiness among larger depositors and borrowers.

The initial phase was to assess and identify all internal business processes requiring modification and to develop renovation plans as needed. This phase was largely completed in mid-1998. The second phase was to begin testing critical systems by simulating year 2000 data conditions. The Bank implemented a formal testing plan, which set forth the specific testing methodology guidelines and types of testing to be used, and set dates for which accuracy testing is to be conducted. This phase has been completed and reviewed by an independent third party. Testing will continue due to upgrades, program patches to correct problems detected during testing and other system changes during the year.

The Bank's primary focus had been to become Y2K ready in the following areas: deposit data processing, wire transfer processing, loan data processing and documentation, ACH and ATM processing, network communications, accounting and various internal systems (voicemail, electronic mail, HVAC and office equipment).

The Bank's Year 2000 strategy contains detailed steps for assessment of the complexity of becoming Y2K compliant, including determining (1) the effect of Y2K on the Bank's main computer system and on each sub-product used by each department that interfaces with the main computer system,
(2) hardware requirements for all significant applications and whether new hardware needs to be purchased, (3) whether the internal environmental systems are Y2K ready and (4) whether the services provided by outside vendors with respect to the payment system functions are Y2K compliant.

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


The Bank will incur certain costs associated with the testing and deemed necessary to address Y2K compliance. These costs include the cost of the internal testing that is being done, and the costs of any outside auditors or other personnel that will be necessary to evaluate the results of the tests as well as hardware and software replacement.
The Bank currently estimates that the cost of its Y2K compliance program will be approximately $75,000. The expenditures are not expected to have a material impact on the Bank's results of operations.

The Bank has developed contingency plans for year 2000 readiness. The contingency plan addresses business resumption plans which respond to any failures of core business processes at critical dates due to the Y2K problem.
This plan also included liquidity contingency planning during the turn of the century. The purpose of the plan is to establish a course of action to help it resume core business processes in an orderly way in the event of a system failure. This business resumption contingency planning is necessary because, notwithstanding successful efforts to thoroughly implement Y2K ready systems, the potential exists that systems will not operate as expected. The plan has been developed in order to be implemented in a timely manner; however, there can be no assurance that such contingency plans will be successful.

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

                                  SCHEDULES


                          LOANS HELD FOR INVESTMENT
                               (In thousands)

                       June 30, 1999          December 31, 1998

Commercial Loans          $121,373                 $118,395
Real Estate Loans:
   Construction             26,316                   28,177
   Other                   158,790                  123,839
Installment Loans            1,730                    1,644
                          --------                 --------
   Total                  $308,209                 $272,055
                          ========                 ========

Of the total loans due in more than one year, $60.5 million were at fixed interest rates or had reached the loan's floor or ceiling rates and $202.5 million were at adjustable interest rates at June 30, 1999. The loan portfolio has no foreign balances.



                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                               (In thousands)

                                     Quarter Ended Six Months Ended
                                     June 30, 1999    June 30, 1999

Balance - Beginning of Period               $3,124           $3,019
Provision for Loan Losses                      200              320
Charge Offs                                      4               19
Recoveries                                       0                0
                                            ------           ------
Balance - End of the Period                 $3,320           $3,320
                                            ======           ======

There was one loan on non-accrual at June 30, 1999, amounting to $24,000 which was secured by real estate collateral and $22,000 was guaranteed by the U.S. Government. There was one loan for $74,000 (secured by a time deposit for $74,000) which was past due 90 days or more and still accruing interest.






                                GAP ANALYSIS

The following schedule represents the Bank's interest rate sensitivity profile as of June 30,1999 of assets, liabilities and shareholder's equity classified by earliest possible repricing opportunity or maturity date.


                                                      Over 3         Over 1        Non-rate
                                                      Months          year        Sensitive
                                      Through 3      Through         Through      Or Over 5
                                        Months       1 year         5 Years        Years            Total
Balance Sheet
(in thousands)
Assets
Fed funds sold                         $21,165                                                    $21,165
Investment securities                                                $2,981        $1,261           4,242
Loans (net of discounts)               141,017     $120,050          17,972        26,928         305,967
Non-interest-earning assets
(net of allowance for loan
losses)                                                                            16,340          16,340
                                       ------------------------------------------------------------------
                                       162,182      120,050          20,953        44,529         347,714
                                       ==================================================================

Liabilities & Shareholders
Equity

Time Deposits $100,000 and over        $11,097      $30,903         $10,117        $1,800         $53,917
All other interest-bearing
deposits                               113,689       60,654          28,532        13,129         216,004

Non-interest bearing deposits                                                      48,810          48,810


Other Liabilities &
Shareholders' Equity                                                               28,983          28,983
                                       ------------------------------------------------------------------
                                       124,786       91,557          38,649        92,722         347,714
                                       ==================================================================

Interest Rate Sensitivity (1)           37,396       28,493         (17,696)      (48,193)
                                       --------------------------------------------------
Cumulative Interest Rate
Sensitivity                             37,396       65,889          48,193             0
                                       --------------------------------------------------


(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.
                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -

   None other than in the ordinary course of business.

Item 2.  Changes in Securities  -   None

Item 3.  Defaults Upon Senior Securities -  None

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of the Corporation was held on
     May 18,1999.  The following candidates received the votes
indicated.
                                                     Abstained/
                                                      Broker
                                   For   Withheld    Non-votes
   Clement C. Carinalli        2,648,683   1,020        0
   Patrick R. Gallaher         2,648,683   1,020        0
   William P. Gallaher         2,648,683   1,020        0
   William E. Geary            2,648,683   1,020        0
   James B. Keegan, Jr.        2,648,683   1,020        0
   Dennis R. Hunter            2,648,683   1,020        0
   Robert V. Pauley            2,648,683   1,020        0
   All candidates were re-elected.

   No other matters were voted on at the meeting.

Item 5.  Other Information -        None

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

(27)(a)  Financial Data Schedule - see attached

b.  Reports on Form 8-K  -  None

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN EMPIRE BANCSHARES

Date:  AUGUST 10, 1999
----------------------


/s/Dennis R. Hunter                         /s/ Patrick R. Gallaher
-------------------                         -----------------------
Dennis R. Hunter                               Patrick R. Gallaher
Chairman of the Board                       Director & Chief Accounting
                                                    Officer


