Form 10QSB
period 1999-09-30
NORTHERN EMPIRE BANCSHARES
filed 1999-11-12
CIK 746253

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

	[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

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

                             (707)579-2265
                      ---------------------------
                      (Issuer's telephone number)


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


APPLICABLE ONLY TO CORPORATE ISSUERS


	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title of class:  Common Stock, no par value Outstanding shares as of
 October 31, 1999:   3,559,763

Transitional Small Business Disclosure Format (check one):  Yes  No  X

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS	(Unaudited)
(dollars in thousands)
                                                   September 30,   December 31,
                                                        1999           1998
ASSETS



Cash and equivalents:
	Cash and due from banks                               $  10,413    $    9,613
	Federal funds sold                                       22,873        29,720
                                                       ---------    ----------
     Total cash and equivalents                           33,286        39,333
                                                       ---------    ----------
Investment securities
     Available-for-sale                                    2,975         7,005
     Restricted                                            1,278         1,731
Loans receivable, net                                    326,805       267,029
Leasehold improvements and equipment, net                    732           859
Accrued interest receivable and other assets               6,549         6,167
                                                       ---------     ---------
Total assets                                           $ 371,625     $ 322,124
                                                       =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
	Deposits                                               $ 341,089    $ 295,969
	Accrued interest payable and other liabilities             1,677        1,675
       FHLB Advances                                        1,856        1,872
                                                        ---------    ---------
Total liabilities                                         344,622      299,516
                                                        ---------    ---------
Shareholders' equity:
	Preferred stock, no par value;
     authorized, 10,000,000 shares;
	none issued or outstanding                                     0            0

	Common stock, no par value;
     authorized, 20,000,000 shares;
     shares issued and outstanding,
     3,559,763 on September 30,1999
     and 3,475,197 on December 31, 1998                    15,559       12,365
	Accumulated after comprehensive income/(loss)                (15)           4
	Retained earnings                                         11,459       10,239
                                                        ---------    ---------
Total shareholders' equity                                 27,003       22,608
                                                        ---------    ---------
Total liabilities and shareholders' equity              $ 371,625    $ 322,124
                                                        =========    =========

	See Notes to Consolidated Financial Statements

                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       ------------------    ------------------
                                           1999      1998       1999       1998
                                           ----      ----       ----       ----
(dollars in thousands, except per share data)
Interest income:
Loans                                    $7,298    $6,151    $20,490    $17,238
Federal funds sold and
  investment securities                     372       490      1,064      1,262
                                         ------    ------    -------    -------
Total interest income                     7,670     6,641     21,554     18,500
                                         ------    ------    -------    -------
Interest expense                          3,298     2,897      9,115      8,135
                                         ------    ------    -------    -------
Net interest income before
 provision for loan losses                4,372     3,744     12,439     10,365
Provision for loan losses                   240       120        560        360
                                         ------    ------    -------    -------
Net interest income after
  provision for loan losses               4,132     3,624     11,879     10,005

Other income:
   Service charges on deposits              106        93        341        269
   Gain on sale of loans                     83       235        403        567
   Other                                    156       177        507        536
                                         ------    ------    -------    -------
Total other income                          345       505      1,251      1,372
                                         ------    ------    -------    -------
Other expenses:
   Salaries and employee benefits         1,242       998      3,519      3,041
   Occupancy                                197       176        580        541
   Equipment                                105       181        351        409
   Advertising                              108       102        301        266
   Outside customer services                 85        79        259        202
   Shareholder and director expenses         70        73        220        204
   Deposit and other insurance               54        50        159        144
   Professional fees                         48        41        113        120
   Other                                    213       193        640        562
                                         ------    ------    -------    -------
Total other expenses                      2,122     1,893      6,142      5,489
                                         ------    ------    -------    -------
Income before income taxes                2,355     2,236      6,988      5,888
Provision for income taxes                  953       890      2,823      2,356
                                         ------    ------    -------    -------
Net income                               $1,402    $1,346    $ 4,165    $ 3,532
                                         ======    ======    =======    =======
Earnings per common share                $ 0.39    $ 0.39    $  1.18    $  1.02
                                         ======    ======    =======    =======
Earnings per common share
   assuming dilution                     $ 0.37    $ 0.38    $  1.11    $  0.98
                                         ======    ======    =======    =======

	See Notes to Consolidated Financial Statements

                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                Nine months ended September 30,
                                                           1999            1998
(dollars in thousands)

Cash flows from operating activities:
   Net income                                         $   4,165      $   3,532
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for loan losses and OREO losses              560            360
     Depreciation, amortization and accretion               265            276
     Net increase (decrease) in deferred loan
      fees and discounts                                    530            168
     Decrease (increase) in interest receivable
      and other assets                                     (382)          (533)
     Increase (decrease) in accrued interest
      payable and other liabilities                         (14)            83
                                                       --------       --------
        Net cash provided by in operating activities      5,124          3,886
                                                       --------       --------
Cash flows from investing activities:
   Purchase of:  Available for sale securities                0         (2,026)
                 Restricted securities                      (59)           (69)
   Maturities of: Held to maturity securities                 0          1,500
                  Available for sale securities           4,011          3,977
                  Restricted securities                     512              0
   Net decrease (increase) in loans receivable          (60,866)       (45,517)
   Purchase of leasehold improvements
    and equipment, net                                     (138)          (382)
                                                       --------       --------
        Net cash used in investing activities           (56,540)       (42,517)
                                                       --------       --------
Cash flows from financing activities:
   Net increase (decrease) in deposits                   45,120         69,698
   Payment of cash dividends                                 (4)            (5)
   Stock options exercised                                  253            115
                                                       --------       --------
        Net cash provided by financing activities        45,369         69,809
                                                       --------       --------
        Net increase (decrease) in cash and
         cash equivalents                                (6,047)        31,178
Cash and cash equivalents at beginning of year           39,333         16,182
                                                       --------       --------
Cash and cash equivalents at end of period             $ 33,286       $ 47,360
                                                       ========       ========
Other cash flow information
     Interest paid                                      $ 9,192        $ 8,043
                                                       ========       ========
     Income taxes paid                                  $ 2,892        $ 2,333
                                                       ========       ========
     Additions to other real estate owned               $   238        $     0
                                                       ========       ========

	See Notes to Consolidated Financial Statements


Northern Empire Bancshares and Subsidiary
Notes to Consolidated Financial Statements
September 30, 1999

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares (the "Corporation") and Subsidiary at September 30, 1999 and the results of operations for the three and nine months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1998 Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results through December 31, 1999.

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


                                       For the three             For the nine
                                        months ended             months ended
                                        September 30,            September 30,
                                      1999         1998        1999        1998
Weighted average number of common
 shares outstanding - Basic      3,559,763    3,468,333   3,535,936   3,465,201

Effect of dilutive securities:
   Stock options                   222,060       93,790     211,439     140,273

Weighted average number of common
 shares outstanding - diluted    3,781,823    3,562,123   3,747,375   3,605,474

Net income                      $1,402,000   $1,346,000  $4,165,000  $3,532,000

Basic earnings per share             $0.39        $0.39       $1.18       $1.02

Diluted earnings per share           $0.37        $0.38       $1.11       $0.98



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

Total consolidated assets equaled $371,625,000 at September 30, 1999 compared to $322,124,000 at December 31, 1998. Cash and cash equivalents decreased $6.0 million since year end. Net loans increased $59.8 million since year end with $24.2 million occurring in the third quarter. Deposits increased $45.1 million since year end with $22.4 million occurring in the third quarter.

Net income for the first nine months of 1999 equaled $4,165,000 compared to $3,532,000 for the comparable period last year, an increase of 17.9%. The third quarter's net income of $1,402,000 increased 4.2% over the third quarter of 1998 when net income equaled $1,346,000. The higher profit resulted from increases in net interest income due to loan growth (a larger volume of higher yielding earning assets).

Net Interest Income

Net interest income of $4,372,000 for the third quarter of 1999 increased 16.8% from $3,744,000 for the comparable period last year. This increase in net interest income resulted from volume increases of $63.9 million in average earning assets for the third quarter of 1999 compared to the third quarter of 1998. Average loans outstanding during that same period increased $69.1 million. Loans have the highest yield of interest earning assets. Average interest bearing deposits for the third quarter increased $48.4 million over the same period last year.

The net interest margin equaled 5.00% during the third quarter of 1999 compared to an average margin for the year of 1998 of 5.23%. The yield on average loans equaled 9.15% in the third quarter compared to 9.85% for the year of 1998. The Bank's cost of funds declined from 4.89% for 1998 to 4.60% during the third quarter of 1999. The decline in loan yields was caused by reductions in Prime rate during September, October and November 1998 which totaled 75 basis points. In July and August prime rate increased a total of 50 basis points. The SBA loan portfolio totaling $91.0 million increased 25 basis points on July 1, 1999 and will increase 25 basis points on October 1, 1999.

Several factors impact the Bank's interest margin. The mix of loans influences the overall yield on loans. During the third quarter of 1999, there was significant growth in some loan categories. Average commercial real estate loans increased $13.7 million, while SBA loans declined $300,000. Commercial real estate loans have lower yield than SBA loans. The increase of $3.1 million in average construction loan balances had a more favorable effect since that loan category has the highest loan yield. Net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans to deposits increased from an average of 91.8% in 1998 to 96.4% during the third quarter of 1999 which had a positive impact on net interest margin.

The Bank is considered asset sensitive and benefits from rate increases, since its assets reprice at a faster rate than deposits. The Prime lending rate was 8.50% from March 26, 1997 where it remained until September 30, 1998 when rates started to decline, falling to 7.75% on November 18, 1998. On July 1, 1999 and on August 25, 1999 rates increased 25 basis points to 8.25%. Of the Bank's loan portfolio totaling $332.8 million at September 30, 1999, $237.4 million or 71.3% of the loans are adjustable rate loans which have not reached a floor or ceiling rate. Approximately $114.7 million are prime-based loans, of which $22.2 million reprice immediately and $92.5 million reprice on a quarterly basis. Approximately $140.1 million of the Bank's loan portfolio is periodically adjustable (generally every six months) based upon the Eleventh District's cost of funds index. This index was 4.56% on September 1999 compared to 4.90% on September 1998.

Interest expense increased from $2,897,000 in the third quarter of 1998 to $3,298,000 in 1999. The major factor was the increase of $48.4 million in average interest bearing deposits when comparing the third quarter of 1998 to 1999. The average cost of interest bearing deposits decreased from 4.91% to 4.60% when comparing the third quarter of last year to the third quarter of this year.

Other Income

Other income is derived primarily from service charges on deposit accounts, earnings on life insurance, SBA loan servicing, SBA loan sales and sales of other real estate owned. Other income decreased to $345,000 from $505,000 when comparing the third quarter of 1999 to the same period last year.

During the third quarter of this year, the Bank sold the guaranteed portion of SBA loans totaling $2.2 million and recognized gains on those sales of $83,000. During the third quarter of last year, the Bank sold the guaranteed portion of SBA loans totaling $2.9 million and recognized gains on those sales of $235,000. The premium income, which is market driven, has declined during 1999. The rate of SBA loan payoffs has shortened the average life of SBA loans, and this negatively impacted the premiums offered. The Bank has been retaining the majority of the guaranteed portion of SBA loans to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them.

SBA servicing fees, which totaled $72,000 during the quarter, decreased from $81,000 for the same period of 1998. This change reflects the decrease in the pool of loans serviced, on which the Bank receives a servicing fee. The serviced portfolio equaled $25.3 at September 30, 1999 compared to $31.2 million at the end of the third quarter of 1998.

Service charges during the quarter increased from $93,000 during the third quarter of last year to $106,000 during the third quarter of this year. This fluctuation is not unusual since service charges vary depending on the services to customer and earnings credits provided from balances maintained by analysis customers.

During 1999 there was one sale of other real estate owned (OREO) valued at $284,000 at a loss of $2,000 recorded in September of 1999. During the third quarter of 1998, the Bank sold OREO valued at $130,000 at a gain of $1,000.


Non-Interest Expenses

The Bank's non-interest expenses increased from $1,893,000 in the third quarter of 1998 to $2,122,000 in the third quarter of 1999. This increase was anticipated since the Bank has continued to grow at a rapid rate.

The Bank's largest expense category is salaries and benefits which increased 24.4% from $998,000 to $1,242,000 when comparing third quarter of 1998 to same period of 1999. A new branch location was opened in October 1998 which added five new staff positions. The record rate of loan and deposit growth has resulted in higher incentive payments over the third quarter of 1998. The Bank has also added staff to serve the needs of the larger volume of loan and deposit customers. Personnel costs were also affected by annual salary increases, changes in benefit costs and incentive compensation based upon loan and deposit growth.

Occupancy expenses increased 11.9% when comparing the third quarter of 1998 to 1999; however, occupancy expenses have only increased 7.2% when comparing the first nine months of 1998 to 1999. Occupancy expenses fluctuate in part due to repairs. Occupancy expenses are expected to increase with the opening of the new branch planned to open in Sebastopol, California in the fourth quarter.

Equipment costs equaled $105,000 during the third quarter of 1999 compared to $181,000 for the comparable quarter last year. During the third quarter of 1998, the Bank incurred the majority of the costs associated with year 2000 readiness. These costs included the replacement of noncompliant software and equipment and software testing charges.

Deposit and other insurance of $54,000 was comparable to the third quarter of last year which equaled $53,000. Regulatory assessments and FDIC insurance costs are expected grow due to the increase in the deposit assessment base for Financing Corporation (FICO) assessment which became effective January 1, 1997. There is no assurance that the current FDIC assessment will continue at such a low level. Other insurance costs are expected to increase due to Bank growth and additions to the Bank's insurance coverage.

Advertising which includes business development costs, varies depending on loan and deposit promotions, and increased to $108,000 up from $102,000 in the third quarter of 1998. Professional fees increased by $7,000 from the third quarter of 1998 to $48,000 this quarter. Professional fees included the cost of a third party review of our data processing functions. Both the advertising and professional fee categories vary significantly based on activity throughout the year. Outside customer services increased due to new customers using the Bank's analysis system which added expense charges. Other expenses, which include stationery & supplies, telephone, postage, courier, customer expenses, loan expenses, dues and subscriptions and automobile costs, have increased due to Bank growth.

Total non-interest expenses for the SBA lending department for the third quarter were approximately $553,000 ($309,000 in personnel costs, $64,000 in occupancy and equipment expenses, $38,000 in marketing/business development) compared to $349,000 for the third quarter of 1998. At September 30, 1999, the SBA loan portfolio (serviced portion and Bank's portion) equaled $116.3 million, of which $25.3 million has been sold and is being serviced. During 1999, the SBA lending staff played a significant role in increasing the Bank's portfolio of commercial loans that are not guaranteed by the SBA.

Income Taxes

The effective tax rate was 40.5% for the third quarter of 1999. The provision for the third quarter of 1999 was $953,000 versus $890,000 for the same period last year. The increase resulted from the increase in pre-tax income during the comparable quarters.

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

Cash and due from banks and federal funds sold totaled $33.3 million or 9.0% of total assets at September 30, 1999, compared to $39.3 million or 12.2% of total assets at December 31, 1998. Liquid assets were lower than normal at September 30, 1999 due to the rapid growth in loans at the end of the quarter. The Bank has been and continues to offer special time deposits at slightly higher than market rates to attract new deposits. The Bank also sold SBA loans and participated loans in order to restore liquidity to normal levels. The Bank sold SBA loans totaling $2.2 million, which will closed in October.

The Bank has several ways of providing additional liquidity. Special deposit campaigns, which offer slightly higher than market rates, continue to attract new deposits to the Bank. The Bank also has the option of selling SBA guaranteed loans to provide liquidity. As of September 30, 1999, the Bank held $58.5 million in SBA guaranteed loans which could be sold if liquidity was needed.

At September 30, 1999, the Bank had unused federal funds lines of credit totaling $11,000,000. The Bank also has a credit line with the Federal Home Loan Bank which is based upon the value of collateral (investments and loans). Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits and loans, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At September 30, 1999, the Corporation had non-interest and interest bearing cash balances of $411,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the third quarter of 1999 total deposits increased $22.4 million to $341.1 million at September 30, 1999.

Money market rate deposits equaled $93.7 million at September 30, 1999. This is a limited transaction account which pays a floating rate equal to the 13 week treasury bill less a margin of 50 basis points. The rate offered on this account has been very attractive and many of the Bank's customers have held their funds in this deposit product rather than locking into a specific maturity. New customers continue to find this deposit account attractive due to the immediate availability of the funds versus a time certificate bearing a future maturity.

Certificates of deposits increased from $146.6 million at December 31, 1998 to $179.5 million as of September 30, 1999. The Bank has increased certificates of deposit by offering attractive rates on certificates for specific terms. The Bank has been successful in retaining the majority of funds received through certificate campaigns.

As of September 30, 1999, non-interest bearing deposits equaled $46.9 million compared to $42.4 million at December 31, 1998. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by title companies. This type of deposit account has greater balance fluctuations than other types of deposits based upon their business activity.

The low interest rate environment over the past few years and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $326.8 million at September 30, 1999 compared to $267.0 million at December 31, 1998, increasing 22.4%.

The SBA department continues to grow. SBA loans (gross loans which include the portion which is guaranteed), net of loans sold and payoffs, increased $1.3 million during the third quarter to $91.0 million on September 30, 1999. The majority of the Bank's SBA loans are secured by real estate; however, these loans are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the program could affect profitability and future SBA loan growth. The guaranteed portion of SBA loans currently held by the Bank but which could be sold in the secondary market increased 4.7% from $55.9 million to $58.5 million when comparing September 30, 1998 to September 30, 1999.

The Bank continues to emphasize commercial and real estate lending. At September 30, 1999, 37.9% of the loans held for investment were commercial loans and 61.6% were real estate and construction loans, compared to 43.4% and 55.9% respectively at December 31, 1998. The Bank has increased the commercial and commercial real estate portfolio through its reputation, in Sonoma County and the greater bay area of San Francisco, as an experienced business and real estate lender that facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan to value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

During 1997, the Bank added a residential construction loan group. As a result, construction loan balances have increased from $7.7 million at September 30, 1997 to $20.7 million at September 30, 1998 to $33.6 million at September 30, 1999. The Bank offers residential mortgages on a limited basis.

The Bank has a small portfolio of consumer loans which equaled 0.5% of the total loan portfolio at September 30, 1999.

Allowance for Loan Losses

The allowance for loan losses equaled $3.6 million at September 30, 1999, compared to $3.0 million at December 31, 1998. At September 30, 1999, the allowance for loan losses equaled 1.3% of loans, net of the guaranteed portion of SBA loans . The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At September 30, 1999, there were four loans on non-accrual for a total of $1,109,000 of which $195,000 was collateralized by real estate and $384,000 was guaranteed by the SBA. There was one loan totaling $13,000 past due 90 days or more and still accruing interest.

Loans past due 30 to 89 days totaled $1,146,000 of which $1,109,000 was secured by real estate and $530,000 was guaranteed by the SBA. On December 31, 1998, the Bank had $62,000 in non-accrual loans, and no loans past due 90 or more days and still accruing interest.

During the third quarter there have been no loan charge offs or recoveries. The Bank has charged off $19,000 during 1999. There were no loans charged off and no loan recoveries during 1998. The Bank continues to have a low charge off experience compared to industry standards.

Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At September 30, 1999, the Bank was considered "well capitalized." The total risk-based capital ratios were 10.4% for the Bank and 10.5% for the Corporation.

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

The Bank's Year 2000 strategy contains detailed steps for assessment of the complexity of becoming Y2K compliant, including determining (1) the effect of Y2K on the Bank's main computer system and on each sub-product used by each department that interfaces with the main computer system, (2) hardware requirements for all significant applications and whether new hardware needs to be purchased, (3) whether the internal environmental systems are Y2K ready and(4) whether the services provided by outside vendors with respect to the payment system functions are Y2K compliant.

The Bank's primary data processing system (which consists of software that manages loans, deposits and accounting) is provided to the Bank by ITI, a third party vendor specializing in bank software. ITI upgrades their software with the most recent upgrade occurring in December 1998. ITI has focused on Y2k and has not had as many new software upgrade as they have had in previous years. The Bank utilizes Unisys equipment which has proprietary software which has been upgraded to be Y2K ready. The Bank upgraded its central processor, which was Y2K compliant, in 1997 to prepare for the implementation of a computer network which was installed in June 1998.

The Bank will incur certain costs associated with the testing and deemed necessary to address Y2K compliance. These costs include the cost of the internal testing that is being done, and the costs of any outside auditors or other personnel that will be necessary to evaluate the results of the tests as well as hardware and software replacement. The Bank currently estimates that the cost of its Y2K compliance program will be approximately $85,000. The expenditures are not expected to have a material impact on the Bank's results of operations.

The Bank has developed contingency plans for year 2000 readiness. The contingency plan addresses business resumption plans which respond to any failures of core business processes at critical dates due to the Y2K problem. This plan also includes liquidity contingency planning during the turn of the century. The purpose of the plan is to establish a course of action to help it resume core business processes in an orderly way in the event of a system failure. This business resumption contingency planning is necessary because, notwithstanding successful efforts to thoroughly implement Y2K ready systems, the potential exists that systems will not operate as expected. The plan has been developed in order to be implemented in a timely manner; however, there can be no assurance that such contingency plans will be successful.

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

    	                          SCHEDULES

                        LOANS HELD FOR INVESTMENT
                              (In thousands)

                                   September 30, 1999      December 31, 1998

Commercial Loans                             $126,192               $118,395
Real Estate Loans-Construction                 33,640                 28,177
Real Estate Loans-Other                       171,372                123,839
Installment Loans                               1,626                  1,644
                                             --------               --------
   Total		                         					     $332,830               $272,055
                                             ========               ========


Of the total loans due in more than one year, $95.4 million were at fixed interest rates or had reached the loan's floor or ceiling rates and $237.4 million were at adjustable interest rates at September 30, 1999. The loan portfolio has no foreign balances.



	             ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
	                           (In thousands)

								Quarter Ended      Nine Months Ended
                                   September 30, 1999	   September 30, 1999

Balance - Beginning of Period	                 $3,320                 $3,019
Provision for Loan Losses                         240                    560
Charge Offs                                         0                     19
Recoveries	                           		 				       0                      0
                                               ------                 ------
Balance - End of the Period                    $3,560	                $3,560
                                               ======                 ======

There were four loans on non-accrual at September 30, 1999, totaling to $1,109,000 of which $384,000 was guaranteed by the U.S. Government and $195,000 was secured by real estate. There was one loan for $13,000 which was past due 90 days or more and still accruing interest.






GAP ANALYSIS

The following schedule represents interest rate sensitivity profile as of September 30, 1999 of assets, liabilities and shareholder's equity classified by earliest possible repricing opportunity or maturity date.

                                                 Over 3                      Non-rate
                                                 Months     Over 1 year    Sensitive or
                                     Through 3   through     through 5       Over 5
                                      Months     1 year        years          years      Total
Balance Sheet
(in thousands)
Assets
Fed funds sold                        $22,873                                          $22,873
Investment securities                                         $2,975       $1,278        4,253
Loans (net of discounts)              145,893   $132,351      21,762       30,358      330,364
Non-interest-earning assets
(net of allowance for loan losses)                                         14,135       14,135
                                     --------   --------    --------     --------     --------
                                     $168,766   $132,351     $24,737      $45,771     $371,625
                                     ========   ========    ========     ========     ========

Liabilities & Shareholders Equity
Time Deposits $100,000 and over       $15,042    $32,273     $11,388                   $58,703
All other interest-bearing deposits   118,914     73,666      26,652      $16,287      235,519
Non-interest bearing deposits                                              46,870       46,870
Other Liabilities &
  Shareholders' Equity                                        30,533       30,533
                                     --------   --------    --------     --------     --------
                                     $133,956   $105,939     $38,040      $93,690     $371,625
                                     ========   ========    ========     ========     ========
Interest Rate Sensitivity (1)         $34,810    $26,412    $(13,303)    $(47,919)

Cumulative Interest Rate Sensitivity  $34,810    $61,222     $47,919            0


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

b.  Reports on Form 8-K

	Registrant filed a current report on Form 8-k on October 4, 1999, and filed amendment number 1 to such report on October 7, 1999 with respect to the change in registrant's certifying accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN EMPIRE BANCSHARES

Date: November 12, 1999
-----------------------


/s/ Dennis R. Hunter                      /s/ Patrick R. Gallaher
--------------------                      -----------------------
Dennis R. Hunter	                         Patrick R. Gallaher
Chairman of the Board                     Director & Chief Accounting Officer