Form 10KSB
period 1999-12-31
NORTHERN EMPIRE BANCSHARES
filed 2000-03-21
CIK 746253

FORM 10-KSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the Fiscal Year Ended December 31, 1999

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                     For the transition period from___________to__________

                     Commission File Number 2-91196(1)

                     NORTHERN EMPIRE BANCSHARES
         --------------------------------------------------
            (Name of small business issuer in its charter)
  CALIFORNIA                                        94-2830529
  ----------                           ----------------------------------
(State of Incorporation)            (I.R.S. Employer Identification Number)

                            801 Fourth Street
                       Santa Rosa, California 95404
              ----------------------------------------------
                 (Address of principal executive offices)

                          (707) 579-2265
                   (Issuer's telephone number)

     Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act: NONE

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
     State issuer's revenues for its most recent fiscal year. $31,396,000 State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $43,104,173, as of February 15, 2000. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,560,401 shares of common stock as of February 15, 2000.

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

Business of the Bank

The Bank was organized as a national banking association on March 27, 1984 and commenced operations on January 25, 1985. It currently has five banking offices: the main office located at 801 Fourth Street, in the central business district of Santa Rosa, California, a branch office located in the Oakmont area of Santa Rosa, approximately 5 miles east of the main office, a branch office in west Santa Rosa, a branch in Windsor, approximately 5 miles north of the main office and a branch office located in Sebastopol, approximately 5 miles west of the main office.

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

Market Area

The Bank's primary market area and source of most of its loan business is primarily Sonoma County, with Small Business Administration loans also being generated in California, Arizona and New Mexico. The Bank has increased its lending territory for construction loans, commercial real estate loans and loans made under the programs of the Small Business Administration ("SBA"). The Bank has loan production facilities in Phoenix, Arizona, Albuquerque, New Mexico, San Francisco, California and Sacramento, California. The primary market area for deposit business is Sonoma County.

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

Savings and loans, credit unions and money market funds have provided significant competition for banks with respect to deposits. Other entities, both governmental and private, seeking to raise capital through the issuance and sale of debt or equity securities, also provide competition for the Bank in the acquisition of deposits. The trend of federal and state legislation has significantly increased competition between banks and other financial institutions for both loans and deposits and is expected to continue to do so in the future. In particular, the Gramm-Leach-Bliley Act enacted in November, 1999 authorizes affiliations among banks, insurance companies and securities firms and is expected to significantly increase competition among financial institutions with respect to all types of financial products and services.

At present, there are approximately 110 banking offices and offices of savings and loan associations in the Sonoma County market area, including offices of major chain banks, of smaller independent banks and savings and loan associations. The Bank attempts to compete by offering personalized and specialized services to its customers. The Bank's promotional activities emphasize the advantages of doing business with a locally owned, independent institution attuned to the particular needs of the community.

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

Employees

At December 31, 1999 the Bank had 69 full-time and 29 part-time employees.

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

The Board has the authority to examine the Corporation periodically. The Board has a policy for risk-focused supervision of small bank holding companies that do not engage in significant non-banking activities. The focus of examinations under the policy is on whether the Corporation has in place systems to manage the risks it takes on in its business. In analyzing risk, the Board looks at the financial condition of the Corporation and the Bank, management, compliance with laws and regulations, inter-company transactions and any new or contemplated activities.

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

(a) Financial Services Modernization. Major financial services modernization legislation was enacted in November 1999, known as the Gramm-Leach-Bliley Act ("1999 Act"). This legislation has removed barriers that have heretofore separated banks' securities firms and other types of financial institutions. Effective March 11, 2000, the 1999 Act establishes a new type of holding company, a "financial holding company," that may engage in "financial activities" not permitted to bank holding companies and that have the authority to affiliate with companies engaged in such activities. "Financial activities" are to be determined by the Board in coordination with the Secretary of the Treasury, and may include activities that are financial in nature, incidental to an activity that is financial in nature, or complimentary to a financial activity and that do not pose a safety and soundness risk. The 1999 Act enumerates activities considered financial in nature (in addition to those already permitted to bank holding companies), including underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker; providing investment or financial advice; underwriting, dealing in or making markets in securities; and merchant banking (subject to certain limitations).

A holding company may elect to be treated as a financial holding company, and engage in these activities, provided that its subsidiary depository institutions are well-capitalized, well-managed and have received at least a satisfactory rating in the last Community Reinvestment Act examination. National banks may also engage in many of these activities through a new structure, the "financial subsidiary," subject to substantially the same capital, management and CRA requirements, and state-chartered banks are given similar authority.

The Act also provides for functional regulation of financial services firms, which means that securities activities are to be regulated by the Securities and Exchange Commission, insurance activities by state insurance regulators, and banking activities by the appropriate bank regulatory agencies.

The 1999 Act is expected to result in new or revised regulations for such matters as (1) newly authorized activities for bank holding companies and financial holding companies, (2) financial privacy, (3) customer protections for bank insurance sales, (4) the Community Reinvestment Act, (5) overseas activities of bank holding companies, (6) bank derivatives transactions and intra-day credit, (7) activities allowed in national bank operating subsidiaries, and (8) broker-dealer registration requirements for bank sales of "new hybrid products.

(b)  Dividends Payable by the Corporation   Holders of Common Stock of the
Corporation are entitled to receive dividends as and when declared by the Board of Directors out of funds legally available therefor under the laws of the State of California. Under California law, the Corporation is prohibited from paying dividends unless: (a) the amount of its retained earnings immediately prior to the dividend payment equals or exceeds the amount of the dividend; or (b) immediately after giving effect to the dividend (i) the sum of its assets would be at least equal to 125 percent of its liabilities and
(ii) its current assets would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125 percent of its current liabilities.

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

The Corporation's ability to pay dividends on its Common Stock is subject to the rights of senior security holders and lenders, which will include the holders of preferred stock in the future if preferred stock is issued. Dividend payments will also be dependent upon its separate liquidity needs. See Item 6, "Management's Discussion and Analysis of Financial Condition." In that regard, Federal and state statutes, regulations and policies impose restrictions on the payment of management fees and cash dividends by the Bank to the Corporation. Information regarding the Company's cash dividend payment history can be found in Item 5, "Market for Common Equity and Related Stockholder Matters."
The Bank

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

The Comptroller has a community bank risk-assessment system, which consists of examination procedures that focus on the various types of risks that national banks face. The Comptroller measures each individual bank's exposure to certain risks, assesses the controls the bank has adopted in response to the risks it faces and the measures it takes to monitor those risks. The Comptroller evaluates nine categories of risk: credit, interest rate, liquidity, price, foreign exchange, transaction, compliance, strategic and reputation. These nine risks are measured and the direction of the risk is also analyzed.

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

Ratio Category                       Total Risk-Based   Tier 1 Risk-Based      Leverage
---------------                      ----------------   -----------------      ---------
Well Capitalized*                    10% or above       6% or above            5% or above
Adequately Capitalized               8% or above        4% or above            4% or above**
Undercapitalized                     Less than 8%       Less than 4%           Less than 4%
Significantly Undercapitalized       Less than 6%       Less than 3%           Less than 3%
Critically Undercapitalized          -                  -                      2% or less

<F/N>
* In addition, the institution must not be subject to any written capital order or directive to meet and maintain a specific capital level.
** 3% instead of 4% if the institution has the highest rating under the CAMEL rating system.

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

Based on its capital position at December 31, 1999, the Bank is considered well capitalized.

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

The capital totals of the Corporation and the Bank, as of December 31, 1999, exceeded the amounts of capital required under the regulatory guidelines. The following table shows the capital of the Corporation and the Bank, as a percentage of assets, and the capital which they are required to maintain under the capital regulations, as of December 31, 1999:



                                             Corporation       Bank
Leverage capital ratio                       7.5%              7.5%
Required leverage capital ratio              3.0% - 5.0%*      3.0% - 5%*
Total risk-based capital ratio               10.5%             10.5%
Required total risk-based capital ratio      8.0%              8.0%
Tier 1 risk-based capital ratio              9.3%              9.3%
Required tier 1 risk-based capital ratio     4.0%             4.0%

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

Public Interest Laws, Consumer and Lending Laws

In addition to the other laws and regulations discussed herein, the Bank is subject to certain consumer and public interest laws and regulations that are designed to protect customers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Community Reinvestment Act, Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Bank Secrecy Act and the Right to Financial Privacy Act.

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

(a) ATM Fees. Legislation has been proposed in the past in the Congress and the California legislature and measures are currently being proposed in local jurisdictions to regulate the amount of ATM fees that operators of ATMs may charge, and to further regulate the disclosure of such fees. The Gramm-Leach-Bliley Act of 1999 also requires ATM operators who impose a fee for use of an ATM by a non-customer to disclose such fees. The Bank does not own or operate ATM machines.

(b)  Expansion in Credit Union Membership.   A broad rule adopted by the
National Credit Union Administration ('NCUA'), relaxes limits of credit union membership. The new rule took effect January 1, 1999. The NCUA will now approve credit unions with membership of more than 300,000 residents with proof that they function as a community. The effect is to substantially expand credit union membership and make credit unions as tax exempt entities, serving credit needs of large communities, more competitive to banks. Litigation attacking the new rule is pending.

(c) Office of Thrift Supervision ('OTS') Expansion of Charters to Insurance Industry. In 1998 the OTS granted its ninth charter for an insurance company to operate a thrift or savings and loan subsidiary. In this case the OTS approved the application of State Farm Mutual Auto Insurance Co. to operate a savings and loan business at some 16,000 sites where State Farm has insurance agents. State Farm will offer auto, home equity and mortgage loans both directly through agents and through the mail. There have been 41 new thrifts approved by the OTS since 1994 with 54 charter applications pending which is expected to result in yet more competition for banks.

(d) Privacy. The 1996 Amendments to the Fair Credit Reporting Act allow a bank to share customer information with its affiliates providing the bank's customers are given the opportunity to 'opt out' by way of language contained in a bank's loan applications, loan agreements and other forms. The Gramm-Leach-Bliley Act of 1999 requires financial institutions to provide further customer protections regarding the sharing or selling of nonpublic personal information, including disclosure by an institution of its policies regarding confidentiality and security of such personal information and further requirements regarding notices to customers and the customer's opportunity to exercise a non-disclosure option. Regulations to implement these requirements will be adopted by the regulatory agencies. California state law provides protection against furnishing customer information to third parties (other than law enforcement officials).

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

The SBA and Commercial Lending and Loan Administration offices are located less than a block away from the main office at 815 Fifth Street, Santa Rosa. The Bank leases 8,047 square feet from Mr. James Ratto, a major shareholder of the Corporation.

The Corporation leases approximately 3,692 square feet of office space at 6641 Oakmont Drive, Santa Rosa, where Highway 12 intersects with Oakmont Drive, for a branch office of the Bank opened in 1989. The Bank leases approximately 4,200 square feet of office space at 201 North Main St., Sebastopol for a branch office which opened on December 6, 1999.

The Bank also leases other property for its supermarket branches in Sonoma County and loan production offices in California, Arizona and New Mexico.

The Bank has invested in loans secured by real property collateral. The Bank's policies with respect to such loans are described under the caption "Item 7, Management's Discussion and Analysis or Plan of Operation - Loan Portfolio."

ITEM 3.   Legal Proceedings

Neither the Corporation nor the Bank is a party to any pending legal proceedings, other than proceedings arising in the ordinary course of the Bank's business. None of these are expected to have a material impact on the financial position or results of operations of the Corporation.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders in the fourth quarter of 1999.


     Part II



ITEM 5.   Market for Common Equity and Related Stockholder Matters

On February 15, 2000, the Corporation had 3,560,401 shares of common stock outstanding, held by approximately 315 shareholders of record.

At February 15, 2000, the directors and officers of the Corporation and the Bank hold 11.2% and beneficially own 33.1% of the outstanding shares. See "Item 11, Security Ownership of Certain Beneficial Owners and Management," herein. Under SEC rules, the directors and officers are restricted in the amount of securities they may sell without registration under the Securities Act of 1933, as amended. In general, directors and officers each may offer up to 35,604 shares in any three month period without such registration.

As of February 15, 2000, the directors, officers and staff also have the right to acquire 838,495 additional shares upon the exercise of options granted pursuant to the Corporation's Stock Option Plans. Should several directors and officers choose to exercise options and sell their shares on the market, such that a large number of shares are offered at one time, the price of the common stock could be adversely affected.

The firms Everen Securities, Inc. and Mutual Securities, located in Santa Rosa, and Hoefer & Arnett and First Security Van Kasper, located in San Francisco, are presently making a market in the stock.
The following chart shows the high and low bid quotations and the volume of transactions in the Corporation's stock for the periods indicated. The volume information has been provided to the Corporation by Hoefer & Arnett of transactions reported to NASDAQ and does not include privately negotiated transactions. The prices provided by Mutual Securities are inter-dealer prices, do not necessarily represent actual transactions and do not include retail mark-ups, mark-downs or commissions. The bid prices and numbers of shares in this table have been adjusted for the impact of the stock split and stock dividends issued during 1998 and stock dividend in 1999.



                   Bid Quotations for the Corporation's    Approximate
                               Common Stock                Trading Volume
Quarter Ended             High                Low
-----------------         -----               -----        -------
March 31, 1998            15.54               16.19        293,111
June 30, 1998             17.14               17.22        237,741
September 30, 1998        15.12               14.44         48,405
December 31, 1998         14.52               14.38        287,070
March 31, 1999            18.98               13.10        419,265
June 30, 1999             18.25               17.00        119,300
September 30, 1999        17.88               17.13         78,000
December 31, 1999         19.63               16.63        275,500


There has been a modest increase in the trading volume over the last few years. Due to the lack of any significant trading and no established public market, the prices indicated above should not be considered an indication of the market value of the shares. There is no assurance that any significant trading market for the shares will develop in the future and there are no assurances as to the price at which shares may be traded in the future. The bid and asked prices of the Corporation's common stock were $16.75 and $17.50, respectively, on February 15, 2000.

Dividends

On April 6, 1999, the Corporation declared a 5% stock dividend to shareholders of record on May 18, 1999. On August 25, 1998, the Corporation declared a two for one stock split to shareholders of record on September 30, 1998. On March 31, 1998, the Corporation declared a 5% stock dividend to shareholders of record on May 1, 1998.

There is no assurance that dividends will be paid, or, if paid, what the amount of any such dividends will be. The future dividend policy of the Corporation is subject to the discretion of the Board of Directors and will depend upon a number of factors, including earnings, financial condition, cash needs and general business conditions.

In addition, the Board of Directors may declare dividends only out of funds legally available therefor. See "Supervision and Regulation." The Corporation's primary source of income (other than interest income earned on the Corporation's other investments) is the receipt of dividends from the Bank. The Bank's ability to pay dividends is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

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

The approval of the Comptroller is required if the total of all dividends declared by a bank in any calendar year will exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock which may be outstanding. Moreover, the Comptroller may prohibit the payment of dividends which would constitute an unsafe and unsound banking practice. As of December 31, 1999, $13,616,000 of retained earnings of the Bank was available for the payment of dividends under this requirement.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Corporation's sole subsidiary is Sonoma National Bank ("Bank"), and its primary activities are the commercial banking activities engaged in through the Bank. The following discussion of financial condition and results of operations focuses primarily on the Bank, for the years ended December 31, 1998 and 1999.

During 1999, total consolidated assets grew 23.5% to $397,928,000 at December 31, 1999. Total consolidated assets grew 37.8% during 1998 to $322,253,000 at December 31, 1998. The growth in both years results from strong commercial and commercial real estate loan demand. See discussion on Loan Portfolio.

Total deposits increased 20.9% to $357,867,000 when comparing December 31, 1999 to December 31, 1998. For the year ended December 31, 1998, total deposits increased 37.8% to $295,969,000. Deposits increased to fund the loan growth mentioned above. See discussion on Deposits.

Results of Operations

The Corporation's consolidated net income for the year ended December 31, 1999 was $5,578,000 as compared to $4,765,000 for the year ended December 31, 1998, an increase of 17.1%. The Corporation's consolidated net income for the year ended December 31, 1998, increased 45.6% over the year ended December 31, 1997.

Net interest income before provision for loan losses increased 18.8%, or $2,692,000, when comparing the year of 1999 to 1998. This increase results from the growth in the volume of loans on which the Bank earns a net interest margin. The Bank's interest margin for 1999 equaled 5.03% compared to 5.23% in 1998. The interest margin equaled 5.22% in 1997. See, "Net Interest Income."

The provision for loan losses increased $320,000 in 1999 over 1998. See, "Allowance for Loan Losses." Other income decreased $130,000 primarily due to a decrease in gains on SBA loan sales. See, "Non-Interest Income." Operating expenses increased by $846,000 primarily because of growth of the Bank. A new branch office was opened in Sonoma County and a new loan production office was opened in New Mexico.

When comparing 1998 to 1997 the provision for loan losses decreased $170,000 and other income increased $299,000. Operating expenses increased $866,000 during 1998 primarily due to increases in personnel costs, new branch office and the relocation of the lending staff to larger space.

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

For the year ended December 31, 1999, net interest income before the provision for loan losses totaled $16,988,000 as compared to $14,296,000 for the year ended December 31, 1998, representing an increase of 18.8%. The majority of this increase results from the net margin earned on growth in the loan portfolio, largely from the increase in commercial real estate and construction loans. See, "Loan Portfolio." During 1998, net interest income before the provision for loan losses increased $2,842,000 or 24.8%, from $11,454,000 in 1997 to $14,296,000, primarily due to the net margin earned on growth in the loan portfolio.

The Bank's net interest margin (expressed as a percentage, the yield on average interest earning assets less the rate paid on average interest bearing liabilities) moved from 5.22% in 1997 to 5.23% in 1998 to 5.03% in 1999. Several factors impact the Bank's net interest margin. These include changes in market interest rates, mix of loan and earning assets, non-accrual loan balances, mix of funding sources and the level of loans relative to deposits.

During 1998 and 1999 the Federal Reserve Board made several changes to the Fed Funds and Discount rates ending a period of relatively stable interest rates. The prime rate was adjusted as the Federal Reserve Bank changed the Discount rate resulting in the prime rate equaling 8.5% at December 31, 1999, 7.75% at December 31, 1998 and 8.25% at December 31, 1997. Since the Bank is asset sensitive, meaning more assets are immediately adjustable than liabilities, the net interest margin tends to increase when rates increase and tends to
decrease in a declining rate environment.    There are no assurances that
earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The full impact of rate changes on the Bank's earnings are not realized for several months, since not all loans or deposits reprice immediately. The majority of SBA loans are tied to the prime rate and reprice on a calendar quarter basis. The Bank has adjustable rate loans, mainly commercial real estate loans, that are tied to indexes which adjust at a slower pace, such as the Eleventh District Cost of Funds Index (COFI). The COFI rate moved from 4.95% in December 1997 to 4.69% in December 1998 to 4.77% in December 1999. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise.

The net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans-to-deposits increased during 1999, when it averaged 96.1%, as compared to 94.9% in 1998 and 90.6% in 1997. An increase in the loan-to-deposit ratio generally results in increased net interest margin.

Changes in the mix of loans also impact the Bank's interest margin. During 1999, the Bank grew average loans by $68.5 million. The majority of the growth occurred in commercial real estate (increased $49.4 million) which had the lowest average interest rate of 8.90% during 1999. The average yield was 9.20% for the total loan portfolio with construction loans yielding 10.41% and commercial and SBA loans yielding 9.28%.

Interest income increased from $20.6 million in 1997 to $25.4 million in 1998 to $29.8 million in 1999. This is a direct result of growth in loans.
Average loans increased from $191.3 million in 1997 to $239.5 million in 1998 to $308.0 million in 1999. The yield on loans fluctuated from 9.98% in 1997 to 9.85% in 1998 to 9.20% in 1999. The 65 basis point decline during 1999 resulted primarily from the mix in loans. During 1999, average balances of commercial real estate loans, which have a lower yield than other types of loans such as SBA loans, increased $49.4 million thereby impacting the overall portfolio yield. The Bank continues to experience increased competition for loans, which has resulted in lower loan pricing in the market place, and may impact the Bank's offering rates on new loans in the future.

Overall loan portfolio yields are affected by deferred loan fees and discounts on loans. These fees and discounts are amortized to income over the life, or estimated life, of the loan with which they are associated and serve to increase loan portfolio yields. Interest income on loans includes loan fee income of $1,246,000 for the year ended December 31, 1999 and $1,095,000 for the year ended December 31, 1998. This fee income increased yields on average loans by 40 basis points in 1999 as compared to 45 basis points in 1998. Deferred loan fees are a product of origination and commitment fees net of certain direct loan origination costs. The deferred fee amounts are as follows: $2,122,000 as of December 31, 1999, and $1,353,000 as of December 31, 1998. Deferred fees are netted against total loans in the balance sheet.

Discounts on the unguaranteed portion of SBA loans are recorded as an asset when the guaranteed portion of the SBA loan is sold. These discounts are amortized as an adjustment to the loan yields over the estimated life of the SBA loan. As of December 31, 1999, $568,000 was recorded as discounts compared to $654,000 at December 31, 1998. These discounts are netted against total loans in the balance sheet.

The allowance for loan losses has no direct effect on yield. Loans carried as non-accrual reduce the portfolio yield, since the balance of a non-accrual loan is maintained in the loan total but no interest is accrued. Non-accrual loans are included in the loan amounts in the average balance sheets below. Interest foregone on non-accrual loans equaled $60,000 in 1999 compared to $12,000 in 1998.

Interest expense increased 15.6% when comparing 1998 to 1999, due to increases in interest bearing deposits, particularly in time deposits which bear the highest cost. The average cost of interest paid on interest bearing deposits for the year ended December 31, 1999 was 4.62%, versus 4.89% for the year ended December 31, 1998. Average non-interest bearing deposits increased 31.7% in 1999. In 1998, the majority of the Bank's growth also was funded by time certificates and money market accounts.

The Bank's deposits reprice at a slower pace than loans, primarily since certificates of deposits usually do not reprice until their maturity dates, which generally range from six months to eighteen months. Time deposits have fluctuated from $102.9 million at December 31, 1997 to $146.6 million at December 31, 1998 to $132.9 million at December 31, 1999. During both 1998 and 1999, the Bank ran several time deposit campaigns at rates slightly higher than its local competitors. These higher priced deposits were used to fund the rapid growth in loans. The cost of time deposits averaged 5.26% in 1999 compared to savings and money market rate accounts which averaged 4.06%. Growth in time deposits (highest cost), has a negative impact on the Bank's cost of funds and net interest margin.

The Bank's money market rate account, the Sonoma Investors Reserve Account, which offers rates tied to US Treasury rates, also remained competitive during 1999. Balances held in Sonoma Investors Reserve accounts increased from $64.8 million at December 31, 1997 to $87.0 million December 31, 1998 and $97.5 million at year end 1999. Average balances for all money market accounts at the Bank were $66.7 million for 1997, $77.5 million for 1998 and $87.9 million for 1999. The rate offered on the Sonoma Investors Reserve account is repriced on a weekly basis. The cost of these funds fluctuates based upon the movement of the 90 day U.S. Treasury Bill. Due to the weekly repricing, changes in rates on the Sonoma Investors Reserve Account have a more immediate impact on the Bank's cost of funds than changes in rates on time certificates. The cost of funds on savings and money market accounts equaled 4.06% in 1999 compared to 4.17% in 1998.

The Bank's margin had been relatively stable during 1997 and 1998. Changes in the mix of loans and deposits, changes in the ratio of loans-to-deposits and market rates all impact the Bank's margin. During 1998, the Bank's cost of funds decreased 0.09%, while the rate earned on loans decreased 0.13% which negatively impacted income. The Bank's average loans-to-deposits ratio increased from 90.6% in 1997 to 94.9% in 1998, this had a positive impact on net interest margin.

The tables on the following pages (i) summarize the distribution, by amount, of the average assets, liabilities and shareholders' equity of the Corporation for the periods indicated and (ii) set forth the yields on earning assets and the rates paid for interest bearing liabilities during the periods indicated. Averages are computed primarily from daily balances.





                           AVERAGE  BALANCE  SHEET
                                Year Ended
                             December 31, 1999
(dollars in thousands)
                                          Average        Interest     Average
                                          Balance  Income/Expense  Yield/Rate
                                          -------  --------------  ----------
Certificates of deposit
  with other banks                             $0              $0
Investments                                 5,170             275       5.31%
Federal funds sold                         24,772           1,203       4.86%
Loans:
  Commercial (including SBA loans)        121,650          11,292       9.28%
  Installment loans to individuals          1,738             186      10.68%
  Real estate - Construction               29,020           3,022      10.41%
  Real estate - Other                     155,605          13,846       8.90%
                                         --------         -------      -----
  Total Loans                             308,013          28,346       9.20%
                                         --------         -------      -----
Total earning assets                      337,955          29,824       8.82%
                                                          -------
Non-earning assets:
  Allowance for loan losses                (3,328)
  Deferred Loan Fees & Discounts           (2,286)
  Cash and due from banks                  10,550
  Other assets                              7,105
                                         --------
TOTAL ASSETS                             $349,996
                                         ========
Deposits:
  Demand - interest bearing               $15,833            $176       1.11%
  Savings & money market                   92,468           3,750       4.06%
  Time certificates                       167,224           8,794       5.26%
                                         --------         -------      -----
  Total interest bearing deposits         275,525          12,720       4.62%
Other Interest bearing liabilities          2,132             116       5.44%
                                         --------         -------      -----
Total Interest bearing deposits &
 liabilities                              277,657          12,836       4.62%
                                                          -------
Non-interest bearing liabilities:
  Non-interest bearing deposits            44,656
  Other liabilities                         1,882
  Shareholders' equity                     25,801
                                         --------
 TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY              $349,996
                                         ========



Net interest income                                       $16,988
                                                          =======
Net interest margin                                         5.03%
                                                          =======



                                  AVERAGE  BALANCE  SHEET
                                       Year Ended
                                      December 31, 1998
(dollars in thousands)

                                          Average        Interest     Average
                                          Balance  Income/Expense  Yield/Rate
                                          -------  --------------  ----------
Certificates of deposit
  with other banks                            $ 0             $ 0
Investments                                 5,660             332       5.87%
Federal funds sold                         28,047           1,466       5.23%
Loans:
  Commercial (including SBA loans)        113,108          11,357      10.04%
  Installment loans to individuals          1,761             193      10.99%
  Real estate - Construction               18,473           2,142      11.59%
  Real estate - Other                     106,207           9,909       9.32%
                                         --------         -------      -----
  Total Loans                             239,549          23,601       9.85%
                                         --------         -------      -----
Total earning assets                      273,256          25,399       9.29%
                                                          -------
Non-earning assets:
  Allowance for loan losses                (2,765)
  Deferred Loan Fees & Discounts           (1,992)
  Cash and due from banks                   8,072
  Other assets                              6,181
                                         --------
TOTAL ASSETS                             $282,752
                                         ========
Deposits:
  Demand - interest bearing               $12,608            $134       1.06%
  Savings & money market                   81,359           3,395       4.17%
  Time certificates                       132,938           7,568       5.69%
                                         --------         -------      -----
  Total interest bearing deposits         226,905          11,097       4.89%
Other Interest bearing liabilities            130               6       4.61%
                                         --------         -------      -----
Total Interest bearing deposits &
 liabilities                              227,035          11,103       4.89%
                                                          -------
Non-interest bearing liabilities:
  Non-interest bearing deposits            33,917
  Other liabilities                         1,426
  Shareholders' equity                     20,374
                                         --------


TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY              $282,752
                                         ========
Net interest income                                       $14,296
                                                          =======
Net interest margin                                         5.23%
                                                          =======


                               AVERAGE  BALANCE  SHEET
                                   Year Ended
                                  December 31, 1997
(dollars in thousands)
                                          Average        Interest     Average
                                          Balance  Income/Expense  Yield/Rate
                                          -------  --------------  ----------
Certificates of deposit
  with other banks                         $1,292             $75       5.80%
Investments                                 7,360             422       5.73%
Federal funds sold                         19,514           1,064       5.45%
Loans:
  Commercial (including SBA loans)         95,682           9,894      10.34%
  Installment loans to individuals          1,833             202      11.02%
  Real estate - Construction                4,766             585      12.27%
  Real estate - Other                      89,011           8,403       9.44%
                                         --------         -------      -----
  Total Loans                             191,292          19,084       9.98%
                                         --------         -------      -----
Total earning assets                      219,458          20,645       9.41%
                                                          -------
Non-earning assets:
  Allowance for loan losses                (2,146)
  Deferred Loan Fees & Discounts           (1,868)
  Cash and due from banks                   7,458
  Other assets                              5,547
                                         --------
TOTAL ASSETS                             $228,449
                                         ========
Deposits:
  Demand - interest bearing               $11,258            $120       1.07%
  Savings & money market                   67,949           2,999       4.41%
  Time certificates                       105,207           6,072       5.77%
                                         --------         -------      -----
  Total interest bearing deposits         184,414           9,191       4.98%
                                         --------         -------      -----
Non-interest bearing liabilities:
  Demand - non-interest bearing            26,649
  Other liabilities                         1,262
  Shareholders' equity                     16,124
                                         --------
TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY              $228,449
                                         ========
Net interest income                                       $11,454
                                                          =======
Net interest margin                                         5.22%
                                                          =======


The following tables set forth the changes in net interest income due to changes in interest rates and the volume of assets and liabilities between years. Variances attributable to simultaneous rate and volume changes are all allocated to volume change amount.


                         ANALYSIS OF VOLUME AND RATE CHANGES
                         ON NET INTEREST INCOME AND EXPENSE
                                1999 OVER 1998
(dollars in thousands)

                                             Volume     Yield/Rate      Total
                                             ------     ----------      -----
Increase/(decrease) in interest income:
Certificates of deposit with other banks         $0             $0         $0
Investments                                     (28)           (29)       (57)
Federal funds sold                             (171)           (92)      (263)
Loans:
  Commercial (incl. SBA loans)                  860           (925)       (65)
  Installment loans to individuals               (2)            (5)        (7)
  Real estate - Construction                  1,222           (342)       880
  Real estate - Other                         4,591           (654)     3,937
                                             ------         ------     ------
  Total                                       6,472         (2,047)     4,425
                                             ------         ------     ------
Increase/(decrease) in interest expense:
Deposits & other interest bearing liabilities:
  Demand - interest bearing                      34              8         42
  Savings & money market                        457           (102)       355
  Time certificates                           1,945           (719)     1,226
  Other interest bearing liabilities             92             18        110
                                             ------         ------     ------
  Total                                       2,528           (795)     1,733
                                             ------         ------     ------
Increase/(decrease) in net interest income   $3,944        ($1,252)    $2,692
                                             ======         ======     ======


                      ANALYSIS OF VOLUME AND RATE CHANGES
                      ON NET INTEREST INCOME AND EXPENSE
                                1998 OVER 1997
(dollars in thousands)
                                             Volume     Yield/Rate      Total
                                             ------     ----------      -----
Increase/(decrease) in interest income:
Certificates of deposit  with other banks      $(75)           $ -       $(75)
Investments                                     (97)             7        (90)
Federal funds sold                              465            (63)       402
Loans:
  Commercial (incl. SBA loans)                1,802           (339)     1,463
  Installment loans to individuals               (8)            (1)        (9)
  Real estate - Construction                  1,682           (125)     1,557
  Real estate - Other                         1,623           (117)     1,506
                                             ------         ------     ------
  Total                                       5,392           (638)     4,754
                                             ------         ------     ------
Increase/(decrease) in interest expense:
Deposits & other interest bearing liabilities:
  Demand - interest bearing                      14              -         14


  Savings & money market                        591           (195)       396
  Time certificates                           1,600           (104)     1,496
  Other interest bearing liabilities              -              6          6
                                             ------         ------     ------
  Total                                       2,205           (293)     1,912
                                             ------         ------     ------
Increase/(decrease) in net interest income   $3,187          $(345)    $2,842
                                             ======         ======     ======
Non-Interest Income

Non-interest income is derived primarily from gains on sales of SBA loans, service charges on deposit accounts, earnings on life insurance and SBA loan servicing fees. When comparing the year ended December 31, 1999 to December 31, 1998, non-interest income decreased 7.6% to $1,572,000, compared to $1,702,000 in 1998.

Gains on the sale of the guaranteed portion of SBA loans decreased to $475,000 in 1999 versus $619,000 in 1998. This decrease in gains on sales resulted from decline in premium offered by the secondary market. Due to the general strength of the economy and low interest rate environment over the last few years, SBA borrowers had been refinancing in order to take advantage of lower rates and increased equity of their collateral. Due to these prepayments the yields to investors had declined and premiums were reduced. The Bank's premiums averaged 5.4% in 1999 compared to 9.4 during 1998. During 1999 the Bank sold SBA loans totaling $10,017,000, compared to $7,144,000 in 1998.

SBA servicing fees decreased to $295,000 for 1999 compared to $339,000 for 1998. Service fee income is based on payments received, and therefore, vary from year to year. During 1999, the Bank's average SBA loan portfolio serviced was $26.8 million declining from $31.5 million in 1998. The decline in the serviced portfolio is caused by SBA loan payoffs. If the serviced portfolio continues to decline, SBA servicing revenue will continue to be negatively impacted.

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

Non-interest income includes service charges on deposit accounts. During 1999, service charges totaled $444,000 versus $367,000 in 1998. Service charges vary depending upon the customers' uses of various Bank services. With the growth in deposit customers the fee income also increased.

Non-interest income also includes earnings on life insurance held for certain directors and senior officers which totaled $105,000 in 1999 the same as 1998.

Discount brokerage services generated $19,000 in 1999 compared to $72,000 in 1998. The costs associated with this service have consistently exceeded the revenue generated. This service was well received by Bank customers; however, due to the risk associated with discount brokerage services it was determined that the Bank would no longer offer this service effective January 1999 which accounts for the decline in income from this source.

During 1999, $2,000 in loss on sale of other real estate owned (OREO) was recorded compared to $1,000 gain in 1998. See, "Other Real Estate Owned."

Non-interest income for 1998 totaled $1,702,000, compared to $1,403,000 in 1997. The increase in gains on the sale of the guaranteed portions of SBA loans, which totaled $619,000 in 1998 compared to $265,000 in 1997 positively impacted non-interest income, on SBA loan sales totaling $7,144,000 in 1998 and $3,959,000 in 1997. SBA servicing fees decreased during 1998 to $339,000 compared to $392,000 in 1997. During 1998, discount brokerage services added $72,000, before expenses. Service charges also increased $21,000 during 1998.

Non-Interest Expense

Non-interest expenses include salaries and employee benefits, occupancy, equipment and the general expenses required for the operation of the Corporation and the Bank. For the year ended December 31, 1999, non-interest expenses totaled $8,428,000, an increase of 11.2% over the previous year. The following table outlines the components of non-interest expense for the periods indicated:


(In thousands)
                                            Year Ended December 31,
Expense Item                               1999      1998      1997
                                           ----      ----      ----
Salaries & Employee Benefits             $4,820    $4,284    $3,762
Occupancy                                   789       747       713
Equipment                                   468       521       368
Advertising/Business Development            380       299       318
Outside Customer Services                   347       278       249
Director & Shareholder expenses             290       274       204
Deposit and Other Insurance                 211       198       173
Professional Fees                           165       151       147
Stationery & Supplies                       173       148       146
Other                                       785       682       636
                                         ------    ------    ------
TOTAL                                    $8,428    $7,582    $6,716
                                         ======    ======    ======

A portion of the 12.5% increase in salaries and benefits resulted from staff increases associated with the opening of the new Sebastopol Branch in the last quarter of 1999 and a new loan production office in New Mexico. During 1999 incentive compensation increased due to increased loan production and deposit growth. Salaries included increases for performance and promotions during the year. The Bank also experienced staff growth in 1999 with the Bank's full time equivalent (FTE) staff positions averaging 83 persons in 1999, compared to 76 in 1998.

Occupancy costs increased 5.6% due to additional offices and annual increases in the rents charged on most facilities.

Equipment expenses decreased 10.2% to $468,000 in 1999. During 1999 the Bank continued its efforts to assure that the Bank's computer systems were Year 2000 compliant. During 1999, the Bank spent $25,000 on expenses and costs associated with Year 2000 project which brought the total cost of this project to approximately $75,000 (this does not include staff time dedicated to this project). Equipment costs are expected to increase during 2000 as the Bank grows and expands it usage of technology.

Advertising and business development costs vary from year to year depending on the various promotions that have occurred during the year. These costs include promotion of various products (Telebanc, SBA lending, Commercial lending and Deposit campaigns).

Outside customer services increased from $278,000 in 1998 to $347,000 in 1999. Analysis charges are a major expense included in this category. Analysis charges are customer expenses for title and escrow services, check charges, courier and payroll services incurred on behalf of customers who maintain deposit balances sufficient to compensate for these costs. See, "Deposits." While some non-interest expense is incurred, management feels the contribution of the non-interest bearing demand accounts toward lowering overall cost of funds more than offsets this cost.

Professional fees increased from $151,000 in 1998 to $165,000 in 1999. The Bank's legal costs vary depending on the need to retain legal assistance on problem loans, OREO, compliance issue and other issues. Other professional fees include accounting services, outside data processing review, loan review services, SBA audit fees and computer training.

Regulatory assessments has been increasing since 1996 when they equaled $55,000 to $88,000 in 1997 to $97,000 in 1998 to $117,000 in 1999. The Bank's
deposit insurance premium is currently in the lowest cost category. The Bank's cost per $100 of insurance deposits fell from $0.23 to $0.04 during 1995 and then fell in the first half of 1996 to zero cents per $100 of insured deposits with an annual minimum payment of $2,000 where it has continued. There can be no assurance that the deposit insurance rates will remain at this low level. Effective in 1997, the Bank was charged a "Financing Corporation"
(FICO) assessment at the annual rate of $0.0128 per $100 of insured deposits. This cost equaled $25,000 in 1997, $26,000 in 1998 and $35,000 in 1999. Also
included is the fee (based upon total assets) assessed by the Office of the Comptroller of the Currency which equaled $82,000 in 1999 and $69,000 in 1998 See, "Description of Business-Supervision and Regulation."

Director and shareholder expenses increased from $274,000 in 1998 to $290,000 in 1999. See "Compensation of Directors." Director fees vary depending upon the number of meetings during the year and director attendance at those meetings. Shareholder services have increased and the Corporation's transfer agent has increased charges from $8,000 in 1997 to $22,000 in 1998 and 1999.

Other expenses increased 15.1% to $785,000 during 1999. Included in this category are expenses related to loan costs (broker fees, appraisals, etc.), problem loan and OREO expenses, insurance, charitable donations, seminars and travel costs. During 1998, other expenses of $682,000 increased 7.2% over 1997.

Non-interest expenses are expected to increase in 2000 due to the planned growth in the Bank.

The increase in non-interest expenses of 13.9% from the 1997 total of $6,716,000 to $7,582,000 in 1998 was due primarily to staff incentives associated with increased volume of loan and deposit activity. The Bank's equipment cost were increasing due to Year 2000 costs and upgrading personal computers within the Bank. The loan department relocation and the addition of the West College branch also increased operating expenses.

Loan Portfolio

The following table shows the composition of the loan portfolio, by type of loan, as of the dates indicated.


(In thousands)
                                                 December 31,
Type of Loan                        1999      1998      1997     1996     1995
                                    ----      ----      ----     ----     ----
Commercial                      $130,924  $118,395  $100,283  $84,969  $62,062
Real Estate Construction          39,523    28,177    10,982    1,533    3,556
Real Estate Other                191,472   123,839    95,513   81,008   64,720
Installment Loans to Individuals   1,783     1,644     2,012    2,218    2,702
                                --------  --------  -------- -------- --------
TOTAL                           $363,702  $272,055  $208,790 $169,728 $133,040
                                ========  ========  ======== ======== ========


The table above illustrates the Bank's emphasis on commercial and real estate lending. At December 31, 1999 and 1998 commercial loans comprised 36.0% and 43.5%, respectively, of the Bank's total loan portfolio. Construction and other real estate loans (combined) comprised 63.5% and 55.9% on those same dates. Management is aware of the risk factors in making commercial and real estate loans and is continuously monitoring the local marketplace as well as performing annual reviews of this portfolio.

The Bank makes commercial loans primarily to small and medium sized businesses and to professionals located within Sonoma County with SBA loans also being generated in California, Arizona and New Mexico. While the Bank emphasizes commercial lending, management does not believe that there is any significant concentration of commercial loans to any specific type of business or industry.

Most of the security for the Bank's loans is located in the area where the loan is generated. A significant natural disaster impacting those locations, such as a severe earthquake or widespread flooding, could disrupt the business of these borrowers and impair the security for the Bank's loans. Although some of the Bank's borrowers carry insurance to cover some of the losses that might arise from such an event, the Bank does not require all its borrowers to carry earthquake insurance coverage since such insurance typically provides a large deductible amount. If a large earthquake occurs in the Bank's market area, the Bank would probably have to restructure some of its loans and may suffer loan losses related to the earthquake.

The Bank originates loans guaranteed by the U.S. Small Business Administration ("SBA"). The guaranteed portion of each loan, typically ranging from 55% to 90%, may be sold to outside investors, usually at a price in excess of par. The unguaranteed portion on sold loans is generally retained in the Bank's loan portfolio. The Bank follows the same internal credit approval process when approving an SBA loan as when approving other loans. The majority of the Bank's SBA loans are secured by real estate. All SBA loans are reported in the chart above as Commercial Loans.

While SBA loans generally have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have a higher loan-to-value ratio than the Bank typically accepts. This risk is mitigated by the majority of the loans being secured by real estate. If a default on a SBA loan occurs the Bank shares proportionally in the collateral supporting the loan with the SBA which guarantees the loan. At December 31, 1999, the Bank held $165,019,000 in loans generated by the SBA department, of which $60,948,000 was guaranteed by the SBA. At December 31, 1998, the Bank held $125,108,000 in loans generated by the SBA department, of which $59,020,000 was guaranteed by the SBA. There were no SBA loans more than 90 days past due and still accruing interest: there were four SBA loan totaling $1,206,000, of which $908,000 was guaranteed by the SBA, on non-accrual status, as of December 31, 1999. There were no SBA loan charge offs during 1999 or 1998.

The category entitled "Real Estate-Other" includes loans which are secured by real estate and not classified as a construction or commercial loan. The majority of these loans are secured by commercial real estate. The Bank offers residential mortgage loans on a limited basis.

Home equity lines of credit, included in Real Estate - Other, equaled 0.7% of the total loan portfolio at December 31, 1999 compared to 1.1% at December 31, 1998. These loans are secured primarily by second trust deeds on single family residences. The Bank typically requires a loan-to-value ratio of no more than 80% for home equity loans. The rates are adjustable monthly based on the Bank's internal reference rate, and terms do not exceed ten years.

Real estate construction loans grew from $1,533,000 in 1996 to $10,982,000 in 1997 to $28,177,000 in 1998 to $39,523,000 in 1999. The Bank created a construction loan group during 1997 to focus on construction loans primarily for single family residences valued at under $4,000,000 located in Northern California. Construction loans are made to "owner/occupied" and "owner/users" of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. Loan-to-value ratios on construction loans depend upon the nature of the property. The Bank's policy is to require that the loan-to-value ratio ranges from 65% to 80% and that the borrower have a cash equity interest in the land ranging from 25%-50% or alternative collateral. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio, and on the earnings and financial condition of the Bank.

The Bank has a small portfolio of consumer loans, equaling 0.5% of the total loan portfolio at December 31, 1999 and 1.0% at December 31, 1998. Personal lines of credit and overdraft protection are offered to customers. Regular underwriting procedures are followed depending upon the type of loans. Revolving lines are reviewed every two years.

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

The following table summarizes the Bank's loan maturities, by loan type, at December 31, 1999. Loans are categorized by the maturity of the final installment.




(In thousands)
                                       Over 1 Year
                             1 Year      through      Over 5
                             Or Less     5 Years      Years         Total
                             -------     -------    --------     --------
Commercial                   $10,238     $10,886    $109,800     $130,924
Real Estate -Construction     34,705           0       4,818       39,523
Real Estate -Other             9,935      20,499     161,038      191,472
Installment Loans                435         620         728        1,783
                             -------     -------    --------     --------
TOTAL                        $55,313     $32,005    $276,383     $363,702
                             =======     =======    ========     ========

Of the total loans due in more than one year at December 31, 1999, $55,758,000 were at fixed interest rates, which includes loans currently at their floor rate, and $252,630,000 were at adjustable interest rates.

Interest Rate Sensitivity

The Bank attempts to lend at competitive interest rates and to reduce exposure to interest rate fluctuations by making most of its loans at adjustable interest rates.

The following table summarizes the Bank's loan portfolio by contractual repricing frequency and by loan type, at December 31, 1999. SBA loans are considered commercial loans for this analysis. Most of the SBA loans are secured by real estate. The Bank has approximately $34.7 million in adjustable loans which are priced at floor rate and are considered fixed rate loans, deemed to reprice at their maturity date for the purpose of this analysis.




(In thousands)

                                      Over 3     Over 1
                                      Months      Year
                        3 Months or   through   through     Over 5
                           Less       1 Year    5 Years     Years      Total
                        -----------   -------   -------    -------   --------
Commercial                 $106,145    $8,434    $3,845    $12,500   $130,924
Real Estate -Construction    13,174    25,684       171        494     39,523
Real Estate -Other           30,116   121,638    10,725     28,993    191,472
Installment Loans               987        89       537        170      1,783
                           --------  --------   -------    -------   --------
TOTAL                      $150,422  $155,845   $15,278    $42,157   $363,702
                           ========  ========   =======    =======   ========

Interest rate risk is reduced through the practice of making variable interest rate loans which are tied to an outside rate index. These loans "float", or adjust their rate as the interest rate environment changes. As of December 31, 1999 and 1998 approximately 73% and 70%, respectively, of the Bank's loan portfolio was comprised of loans with adjustable rates (excluding those which had reached their floors).

Allowance for Loan Losses

In accordance with its policy, the Bank maintains an allowance for loan losses to provide for losses in the loan portfolio. The allowance for loan losses is reviewed monthly and is based on an allocation for each loan category (e.g. Real Estate, Commercial), an allocation for undisbursed commitments, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition, management considers such factors as known loan problems, historical loan loss experience, loan concentrations, loan loss experience in the banking industry, evaluations made by bank regulatory agencies, assessment of economic conditions and other appropriate data to identify risks in the loan portfolio. Based upon this analysis of the allowance for loan losses (which incorporates the growth in the loan portfolio during the year), the Bank has increased the allowance by 25.4% to $3,787,000 at December 31, 1999 compared to $3,019,000 in 1998. The provision for loan losses for the year ended December 31, 1999 was $800,000 as compared to $480,000 for the year ended December 31, 1998. The increase in the allowance was based upon the growth in the loan portfolio during the year.
The ratio of allowance to loans outstanding (net of SBA loan guarantees) equaled 1.3% at December 31, 1999 and 1998.

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

During 1999 there were charged-offs on four loans (2 commercial and 2 consumer) totaling $32,000 and no loan recoveries. During 1998, there were no loan charged-offs or recoveries.

The following table sets forth the changes in the allowance for loan losses over the last five years and the relationship to loans outstanding, net of the SBA guaranteed portion, at the end of those periods.

(dollars in thousands)
                                                  Year Ended December 31,
ALLOWANCE FOR LOAN LOSSES:             1999       1998       1997       1996       1995
                                   --------   --------   --------  ---------   --------
Balance at Beginning of Period       $3,019     $2,539     $2,042     $1,676     $1,421

Provision for Loan Losses
 Charged to Expense                     800        480        650        420        250

Less Charge-Offs:
    Commercial                           13          0         48         38          0
    Real Estate-Other                     0          0        140          0         72
    Consumer loans                       19          0         34         24         30
                                   --------   --------   --------  ---------   --------
        Total Charge-offs                32          0        222         62        102
                                   --------   --------   --------  ---------   --------
Recoveries:
    Commercial                            0          0         69          8         79
    Real Estate - Other                   0          0          0          0         24
    Consumer                              0          0          0          0          4
                                   --------   --------   --------  ---------   --------
        Total Recoveries                  0          0         69          8        107
                                   --------   --------   --------  ---------   --------
Net Charge-offs/(Recoveries)             32          0        153         54         (5)
                                   --------   --------   --------  ---------   --------
Balance at the End of the Period     $3,787     $3,019     $2,539     $2,042     $1,676
                                   ========   ========   ========   ========   ========
Total Loans Outstanding at End of
 Period-Net of SBA Guarantees      $302,665   $213,034   $162,077   $141,472   $118,716
                                   ========   ========   ========   ========   ========
Ratio of Ending Allowance to
  Ending Loans Outstanding-Net of
  SBA Loan Guarantees                   1.3%       1.4%       1.6%       1.4%       1.4%
                                   ========   ========   ========   ========   ========
AVERAGE TOTAL LOANS                $308,013   $239,549   $191,292   $148,025   $114,819
                                   ========   ========   ========   ========   ========

Ratio of Net Charge-offs to Average
Loans Outstanding During the Period   0.010%       0.0%     0.079%     0.036%    (0.004)%
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



(dollars in thousands)
                              December 31, 1999          December 31, 1998
Category                   Amount    % of Loans        Amount   % of Loans
                           ------    ----------        ------   ----------
Commercial                 $1,269         36.0%        $1,565        43.5%
Real Estate -Construction     776         10.9            444        10.4
Real Estate -Other          1,700         52.6            959        45.5
Installment Loans              42          0.5             51         0.6
                           ------        -----         ------       -----
TOTAL                      $3,787        100.0%        $3,019       100.0%
                           ======        =====         ======       =====



(dollars in thousands)
                           December 31, 1997   December 31, 1996   December 31, 1995
Category                   Amount % of Loans   Amount % of Loans   Amount % of Loans
                           ------ ----------   ------ ----------   ------ ----------
Commercial                 $1,312      48.0%   $1,081      50.1%     $788      46.7%
Real Estate-Construction      133       5.3        66       0.9       166       2.7
Real Estate-Other           1,021      45.7       744      47.7       682      48.6
Installment Loans              73       1.0       151       1.3        40       2.0
                           ------     -----    ------     -----    ------     -----
TOTAL                      $2,539     100.0%   $2,042     100.0%   $1,676     100.0%
                           ======     =====    ======     =====    ======     =====

Non-Performing and Impaired Loans

Loans are generally placed on Non-accrual status when the borrowers are past due 90 days or when payment in full of principal or interest is not expected. At the time a loan is placed on Non-accrual status, any interest income previously accrued but not collected is reversed. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest. The Bank considers a loan impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The following table sets forth accruing loans past due 90 days or more and non-accrual loans as of the dates indicated.


(dollars in thousands)
                                             December 31,
                             1999      1998     1997     1996     1995
                             ----      ----     ----     ----     ----
Past due 90 days or more       $0        $0     $150       $0       $0
Non-accrual                 1,888        62      318      438      398
                           ------      ----     ----    -----     ----

Total                      $1,888       $62     $468     $438     $398
                           ======      ====     ====     ====     ====
Percent of Total Loans        0.5%      0.0%     0.2%     0.3%     0.3%
                           ======      ====     ====     ====     ====
Impaired Loans             $1,888       $62     $468     $438     $398
                           ======      ====     ====     ====     ====


The amount of interest foregone on the loans on non-accrual at December 31, 1999 totaled approximately $60,000 for 1999 and $106,000 in interest was earned on those loans (prior to those loans being placed on non-accrual) during the year.

On December 31, 1999, the Bank had $1,888,000 in non-accrual loans, of which $959,000 was collateralized by real estate and $908,000 was guaranteed by the SBA. As of December 31, 1998, the Bank had $62,000 in non-accrual loans, of which $62,000 was collateralized by real estate and $56,000 was guaranteed by the SBA.

Potential non-performing loans are identified by management as part of its ongoing evaluation and review of the loan portfolio. Based on such reviews as of December 31, 1999, management has no knowledge of information about any loan which causes management to have doubts about the borrowers' ability to comply with present repayment terms, such that the loan might subsequently be classified as non-performing.

Other Real Estate Owned

During 1999, there was one foreclosure which was sold at a loss of $2,000. During 1998, there were no foreclosures resulting in OREO properties; however, on January 1, 1998 there was one property which was held as OREO which was sold during 1998 at a $1,000 gain.

Deposits

The Bank obtains deposits primarily from shareholders, local businesses, loan customers and personal contacts by its business development staff, officers and directors. The Bank does not have any brokered deposits.

At December 31, 1999, deposits totaled $357,867,000, which was an increase of 20.9% from December 31, 1998.

Non-interest bearing demand deposits totaled $40,358,000 at December 31, 1999 as compared to $42,413,000 at December 31, 1998. Although these deposits do not bear interest, some of the account holders utilize the Bank's analysis system which gives earnings credits for their collected average balances based
on 100% of the 91-Day T-Bill rate.   The customer may then use those earnings
credits towards various account services such as escrow accounting fees, courier services, payroll, and check printing paid to third party vendors. The balances in this type of account tend to vary and were lower than normal at the end of the year. The average balance for demand deposits grew from $33,917,000 during 1998 to $44,656,000 during 1999.

Time deposits increased $50.8 million or 34.7% in 1999. During both 1998 and 1999, the Bank offered highly competitive rates on time deposits in order to fund growth in loans. Time deposits increased from $102,904,000 at December 31, 1997 to $146,584,000 at December 31, 1998 to $197,416,000 at December 31,
1999. This shift to time deposits which bear a higher rate than other types of deposits, increased the Bank's overall cost of funds. See, "Net Interest Income."

Money market deposits increased $10.5 million or 12.0% from December 31, 1998 to December 31, 1999. The Bank's Sonoma Investor Reserve account is tied to the 90-day Treasury Bill and reprices on a weekly basis. During 1998 and 1999 the Sonoma Investors Reserve accounts offered rates which were competitive with rates offered on 30 to 90 day time certificates, and therefore, this account has been very popular with depositors.

Management attempts to reduce risks from fluctuating interest rates by limiting the maturities on certificates of deposit. The following table sets forth, by time remaining to maturity, the Bank's time certificates of deposit as of December 31, 1999.



                           $100,000 and Over      Less than $100,000
                            Amount                Amount
                            (in 000's)   Pct      (in 000's)     Pct
                           ----------  ----       --------     -----
Three Months or Less       $11,053     17.4%      $15,650      11.7%
3 to 6 months               14,855     23.3        33,954      25.4
6 months to 1 year          34,352     54.0        74,704      55.8
Over 1 year                  3,360      5.3         9,488       7.1
                           -------    -----      --------     -----
Total                      $63,620    100.0%     $133,796     100.0%
                           =======    =====      ========     =====


At December 31, 1999, certificates of deposit of $100,000 or more constituted approximately 17.8% of total deposits. The holders of these deposits are primarily local customers of the Bank. While these deposits are rate sensitive, the Bank believes they are stable deposits, as they are obtained primarily from customers with other banking relationships with the Bank.

Investment Portfolio

The following table shows the fair value of the Bank's investment portfolio at December 31, 1999, 1998 and 1997.
                                                  December 31,
(in thousands)                             1999      1998       1997
                                           ----      ----       ----
U.S. Treasury Securities                     $0        $0     $1,499
U.S. Government-Sponsored Agencies        2,970     7,005      3,498
Mortgage-Backed Securities                    0         0        453
Federal Home Loan Bank Stock              1,165     1,602      1,511
Federal Reserve Stock                       129       129        129
                                         ------    ------     ------
Total                                    $4,264    $8,736     $7,090
                                         ======    ======     ======
Securities Pledged                         $625      $625       $500
                                         ======    ======     ======


The following table shows the yield of investments (at amortized cost) by maturity ranges as of December 31, 1999. Federal Home Loan Bank and Federal Reserve stock are excluded from this table.


(in thousands)
                              Amount       Yield
                              ------       -----
One year or less              $3,000       5.16%
Over one year through 5 years      0       0.00
Over 5 years through 10 years      0       0.00
Over 10 years                      0       0.00
                              ------       ----
Total                         $3,000       5.16%
                              ======       ====

The yield on average investments equaled 5.87% during 1998 compared to 5.31% in 1999. See, "Net Interest Income."

The Federal Home Loan Bank ("FHLB") stock was purchased during 1997. Stock purchase is a requirement of establishing a borrowing relationship. See, "Liquidity." The Bank receives stock dividends quarterly based upon the earnings of the Federal Home Loan Bank Stock. The Bank received an annualized yield of 5.8% during 1998 and 5.4% during 1999. The Bank invested in mortgage-backed securities to qualify for participation with the FHLB since there is a requirement that participating Banks have a minimum percentage of total loan balances be held in residential loan products. During 1997 these securities matured. The Federal Reserve Bank stock has a yield of 6.0%.

Investments are carried at amortized cost or market value, depending on whether they are held to maturity or available for sale. At December 31, 1999, $2,970,000 was classified as available for sale per accounting definitions. At December 31, 1998, $7,005,000 was classified as available for sale. The market value of securities equaled $2,970,000 and 7,005,000 at December 31, 1999 and December 31, 1998, respectively.

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

During 1999, the Bank prepared a Year 2000 Liquidity Contingency Plan. This plan was designed to identify sources of liquidity had the public withdrew excessive amounts of cash prior to year end and also to cover cash needs if the event that technology failures occurred with the transition to the new millennium. As a part of this plan the Bank entered into a borrowing arrangement with the Federal Reserve Bank and pledged a portion of the loan portfolio. The Bank also held additional cash in its own vaults and had back-up cash supplies held in our correspondent bank's vault. While the Bank did experience a higher level of cash withdrawal during December 1999, the cash needs were processed using normal Bank procedures.

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

Cash and due from banks and federal funds sold totaled $28,059,000 or 7.1% of total assets at December 31, 1999 compared to $39,333,000 or 12.2% of total assets at December 31, 1998. The liquidity level at December 31,1999 was below policy guidelines which was caused by a large increase in the loan portfolio of $16.2 million and the higher demand for cash related to Year 2000. During December the Bank borrowed $7.2 million from the Federal Home Loan Bank. A deposit campaign was implemented to raise liquidity and the ALCO (Asset/Liability Committee) committee approved the sale of $5 million in SBA loans and participations totaling $1.2 million in January 2000. As a result of these actions the liquidity position improved during January.

At December 31, 1999 and 1998 the Bank's ratio of loans-to-deposits was 101.6% and 91.8% respectively. Due to the high loan growth in December 1999, the loan-to-deposit ratio exceeded the policy guideline of 95% at 1999 year end.

The Bank has two federal funds lines of credit totaling $9,000,000 with two financial institutions. These lines are available on a short term basis to meet cash demands that may arise. The Bank also has a borrowing relationship with the Federal Home Loan Bank, which has provided a new source of funds for loan growth and liquidity purposes. As of December 31, 1999, the Bank had borrowed $9,050,000 of which $2,200,000 has been repaid and $5,000,000 is due in May 2000 and the balance is long term. As of December 31, 1998, the Bank had borrowed $1,872,000 from the FHLB which was used to fund fixed rate real estate loans with similar maturity and loan terms.

The Bank funded loan growth during 1999 and 1998 through increased interest-bearing deposits (mainly time deposits) and liquidity. Deposits increased during 1999 and 1998 largely due to deposit campaigns which offered higher rates to attract new time deposits. This trend is expected to continue in 2000. The Bank expects to continue to use the Federal Home Loan Bank lending program to fund loan growth in the future.

The following table represents the Corporation's interest rate sensitivity profile as of December 31, 1999. Assets, liabilities and shareholders' equity are classified by the earliest possible repricing opportunity or maturity date, whichever first occurs.


Balance Sheet
(in thousands)
                                                  Over 3     Over 1     Non-rate
                                                  months       year    Sensitive
                                    Through 3    through    through      or Over 5
                                       months     1 year    5 years        years       Total
                                     --------   --------    -------      -------    --------
Assets
Fed funds sold                        $17,029                                        $17,029
Investment securities                             $2,970                  $1,294       4,264
Loans                                 150,422    155,845    $15,278       42,157     363,702
Non-interest-earning assets
(net of allowance for
 loan losses)                                                             12,933      12,933
                                     --------   --------    -------      -------    --------
                                     $167,451   $158,815    $15,278      $56,384    $397,928
                                     ========   ========    =======      =======    ========
Liabilities & Shareholders Equity
Time Deposits $100,000 and over       $11,053    $49,207     $3,360                  $63,620
Other interest-bearing deposits
  and liabilities                     138,768    114,273      9,590          308     262,939
Non-interest bearing liabilities                                          40,358      40,358
Other Liabilities &
   Shareholders' Equity                                                   31,011      31,011
                                     --------   --------    -------      -------    --------
                                     $149,821   $163,480    $12,950      $71,677    $397,928
                                     ========   ========    =======      =======    ========
Interest Rate Sensitivity (1)         $17,630    ($4,665)    $2,328     ($15,293)
                                     ========   ========    =======      =======    ========
Cumulative Interest Rate Sensitivity  $17,630    $12,965    $15,293           $0
                                     ========   ========    =======      =======    ========

<F/N>
(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.


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

At December 31, 1999, the Corporation had non-interest and interest bearing cash balances of $16,000, which management believes is adequate to meet the Corporation's foreseeable operational expenses.

Return on Equity and Assets

The following table shows key financial ratios for the years ended December 31, 1999, 1998 and 1997:
                                            Year Ended December 31,
                                           1999      1998       1997
                                           ----      ----       ----
Return on Average Assets                    1.6%      1.7%       1.4%
Return on Average
Shareholders' Equity                       21.6%     23.4%      20.3%
Average Shareholders' Equity
as a Percent of Average Assets              7.4%      7.2%       7.1%
Dividend Payout Ratio                       N/A       N/A        N/A


Effects of Inflation

Inflation affects the Bank and the banking business generally because of its effect on interest rates and loan demand. To offset inflation and the resulting changes in interest rates and market demands, the Bank attempts to maintain liquid interest bearing assets and to manage its assets and liabilities such that they can be repriced within a short period of time. In addition to its effect on market conditions and interest rates, inflation increases the Corporation's cost of operations. The rate of inflation has maintained a very low annual rate during 1999 and 1998.

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

The Bank and the Corporation are considered "Well-Capitalized" under the "risk-based" capital methodology. The Bank's leverage capital ratio was 7.1% of its total assets. The Bank's total risk-based capital ratio was 10.5% at December 31, 1999. The minimum acceptable level at December 31, 1999 was 8.0%. The Corporations leverage capital ratio was 7.2%, with total risk-based capital equaling 10.6%, at December 31, 1999.

Income Taxes

The 1999 provision for income tax equaled $3,754,000. The overall effective tax rate was 40.2% during 1999. See, "Item 7, Consolidated Financial Statements, Note 6." The provision for federal income taxes for 1998 was $3,171,000. The overall effective tax rate for 1998 was 40.0%.

Year 2000

The Bank adopted a year 2000 strategy to address Y2K compliance, and its systems successfully responded to the century date change. The Bank will continue to monitor its own systems and those of its major customers and vendors throughout the year 2000.


ITEM 7.   Financial Statements

INDEPENDENT AUDITOR'S REPORT

CONSOLIDATED FINANCIAL STATEMENTS

	Balance sheets

	Statements of income

	Statements of comprehensive income

	Statements of changes in stockholders' equity

	Statements of cash flows

	Notes to financial statements









INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Northern Empire Bancshares


We have audited the accompanying consolidated balance sheet of Northern Empire Bancshares and Subsidiary as of December 31, 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northern Empire Bancshares and Subsidiary as of December 31, 1999, and the consolidated results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

							/s/ Moss Adams LLP

Santa Rosa, California
January 14, 2000






Report of Independent Accountants

To the Board of Directors and Stockholders of Northern Empire Bancshares and
Subsidiary:

We have audited the consolidated balance sheet of Northern Empire Bancshares and Subsidiary (the Company) as of December 31, 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. We have not audited the consolidated financial statements of the Company for any period subsequent to December 31, 1998.

PricewaterhouseCoopers LLP

San Francisco, CA
February 11, 1999


NORTHERN EMPIRE BANCSHARES
CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998
                          ASSETS

                                                           1999            1998
Cash and cash equivalents:                        -------------   -------------
  Cash and due from banks                           $11,030,000      $9,613,000
  Federal funds sold                                 17,029,000      29,720,000
                                                  -------------   -------------
      Total cash and cash equivalents                28,059,000      39,333,000
                                                  -------------   -------------

Investment securities available for sale              2,970,000       7,005,000
Federal Home Loan Bank (FHLB) stock, at cost          1,165,000       1,602,000
Federal Reserve Bank stock, at cost                     129,000         129,000

      Total investment securities                     4,264,000       8,736,000

Loans receivable, net                               357,225,000     267,029,000
Leasehold improvements and equipment, net               792,000         859,000
Accrued interest receivable and other assets          7,588,000       6,296,000
                                                  -------------   -------------
      Total assets                                 $397,928,000    $322,253,000
                                                  =============   =============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                           $357,867,000    $295,969,000
Accrued interest payable and other liabilities        1,949,000       1,602,000
FHLB advances                                         9,050,000       1,872,000
                                                  -------------   -------------
      Total liabilities                             368,866,000     299,443,000
                                                  -------------   -------------
STOCKHOLDERS' EQUITY
  Common stock, no par value; 20,000,000 shares authorized;
    3,560,296 and 3,309,712 shares issued and outstanding
    at 1999 and 1998                                 15,561,000      12,365,000
  Additional paid-in capital                            646,000         202,000
  Accumulated other comprehensive income (loss)         (17,000)          4,000
  Retained earnings                                  12,872,000      10,239,000
                                                  -------------   -------------
      Total stockholders' equity                     29,062,000      22,810,000
                                                  -------------   -------------
      Total liabilities and stockholders' equity   $397,928,000    $322,253,000
                                                  =============   =============















NORTHERN EMPIRE BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1999 and 1998
                                                              1999             1998
                                                      ------------     ------------
INTEREST INCOME
  Loans                                                $28,346,000      $23,601,000
  Federal funds sold and investment securities           1,478,000        1,798,000
                                                      ------------     ------------
      Total interest income                             29,824,000       25,399,000


INTEREST EXPENSE                                        12,836,000       11,103,000
                                                      ------------     ------------
      Net interest income before
       provision for loan losses                        16,988,000       14,296,000
                                                      ------------     ------------

PROVISION FOR LOAN LOSSES                                  800,000          480,000
                                                      ------------     ------------
      Net interest income after
       provision for loan losses                        16,188,000       13,816,000
                                                      ------------     ------------
NONINTEREST INCOME
  Service charge on deposits                               444,000          367,000
  Gain on sale of loans                                    475,000          619,000
  Other                                                    653,000          716,000
                                                      ------------     ------------
      Total noninterest income                           1,572,000        1,702,000
                                                      ------------     ------------
NONINTEREST EXPENSES
  Salaries and benefits                                  4,820,000        4,284,000
  Occupancy                                                789,000          747,000
  Equipment                                                468,000          521,000
  Outside customer services                                347,000          278,000
  Deposit and other insurance                              211,000          198,000
  Professional fees                                        165,000          151,000
  Advertising                                              213,000          187,000
  Other administrative                                   1,415,000        1,216,000
                                                      ------------     ------------
      Total noninterest expenses                         8,428,000        7,582,000
                                                      ------------     ------------
INCOME BEFORE INCOME TAXES                               9,332,000        7,936,000

PROVISION FOR INCOME TAXES                               3,754,000        3,171,000
                                                      ------------     ------------
NET INCOME                                              $5,578,000       $4,765,000
                                                      ============     ============
EARNINGS PER SHARE OF COMMON STOCK                           $1.58            $1.37
                                                      ============     ============
EARNINGS PER SHARE OF COMMON STOCK
  ASSUMING DILUTION                                          $1.48            $1.33
                                                      ============     ============









NORTHERN EMPIRE BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 1999 and 1998
                                                 1999            1998
                                           ----------      ----------
NET INCOME                                 $5,578,000      $4,765,000
                                           ----------      ----------
OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized holding gains (losses
   arising during period                      (30,000)          8,000
  Reclassification adjustment for gains
  included in net income                       (4,000)              0
                                           ----------      ----------
                                              (34,000)          8,000
  Income tax benefit (expense)                 13,000          (3,000)
                                           ----------      ----------
                                              (21,000)          5,000
                                           ----------      ----------
COMPREHENSIVE INCOME                       $5,557,000      $4,770,000
                                           ==========      ==========


NORTHERN EMPIRE BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1999 and 1998
                                                                 Accumulated
                                                     Additional     Other
                            Common Stock               Paid-in   Comprehensive  Retained
                              Shares      Amount       Capital   Income (Loss)  Earnings      Total
                            ---------   -----------   ---------   ----------   ----------  -----------
Balance, December 31, 1997  3,110,138    $9,778,000       $0.00      ($1,000)  $7,932,000  $17,709,000

5% stock dividend             156,976     2,453,000          --           --   (2,453,000)          --

Stock options exercised        42,598       134,000     202,000           --           --      336,000

Payout of fractional shares        --            --          --           --       (5,000)      (5,000)

Unrealized gains on securities,
  net of tax                       --            --          --        5,000           --        5,000

Net income                         --            --          --           --    4,765,000    4,765,000
                            ---------   -----------   ---------   ----------  -----------  -----------
Balance, December 31, 1998  3,309,712    12,365,000     202,000        4,000   10,239,000   22,810,000

5% stock dividend             169,351     2,942,000          --           --   (2,942,000)          --

Stock options exercised        81,233       254,000     444,000           --           --      698,000

Payout of fractional shares        --            --          --           --       (3,000)      (3,000)

Unrealized loss on securities,
  net of tax                       --            --          --      (21,000)          --      (21,000)

Net income                         --            --          --           --    5,578,000    5,578,000
                             ---------  -----------   ---------    ---------- -----------  -----------
Balance, December 31, 1999   3,560,296  $15,561,000    $646,000     ($17,000) $12,872,000  $29,062,000
                             =========  ===========   =========    ========== ===========  ===========


NORTHERN EMPIRE BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1999 and 1998
                                                             1999             1998
                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $5,578,000       $4,765,000
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
      Provision for loan losses                                800,000          480,000
      Depreciation, amortization and accretion                 356,000          380,000
      FHLB stock dividend                                      (75,000)         (90,000)
      Gain on sale of other real estate owned (OREO)                 0           (1,000)
      Net increase in deferred loan fees and discounts         691,000          164,000
      Change in deferred income taxes                         (644,000)        (448,000)
      Tax benefit from stock options exercised                 444,000          202,000
      Gain on sale of fixed assets                              (4,000)               0
      Increase in interest receivable and other assets        (648,000)        (604,000)
      Increase in accrued interest payable and
       other liabilities                                       347,000          321,000
                                                           -----------      -----------
        Net cash provided by operating activities            6,845,000        5,169,000
                                                           -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of
     available-for-sale securities                           4,000,000        3,953,000
  Net increase in loans receivable                         (91,687,000)     (63,265,000)
  Purchase of leasehold improvements
    and equipment, net                                        (294,000)        (561,000)
  FHLB stock redemptions                                       512,000                0
  Proceeds from sale of fixed assets                            23,000                0
  Purchase of available-for-sale securities                          0       (6,998,000)
  Maturities of held-to-maturity securities                          0        1,499,000
  Proceeds from the sale of OREO                                     0          131,000
                                                           -----------      -----------
        Net cash used by investing activities              (87,446,000)     (65,241,000)
                                                           -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                  61,898,000       81,222,000
  Net increase in FHLB advances                              7,178,000        1,872,000
  Payout of fractional shares                                   (3,000)          (5,000)
  Proceeds from exercise of stock options                      254,000          134,000
                                                           -----------      -----------
        Net cash provided by financing activities           69,327,000       83,223,000
                                                           -----------      -----------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                (11,274,000)      23,151,000

CASH AND CASH EQUIVALENTS, beginning of year                39,333,000       16,182,000
                                                           -----------      -----------
CASH AND CASH EQUIVALENTS, end of year                     $28,059,000      $39,333,000
                                                           ===========      ===========

SUPPLEMENTAL CASH-FLOW INFORMATION
  Cash paid during the year for:
    Interest                                               $12,725,000      $10,995,000
    Income taxes                                            $4,246,000       $2,853,000



NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

Description of operations - Northern Empire Bancshares (the Company) is a bank holding company that conducts its business through its wholly-owned subsidiary, Sonoma National Bank (the Bank). The Bank is a commercial bank headquartered in Santa Rosa, California, that operates five branches in suburban communities located throughout Sonoma County, California. Its primary source of revenues is derived from providing commercial and real estate loans to predominantly small and middle-market businesses. The Bank is a Preferred Lender under the Small Business Administration's (SBA) Loan Guarantee Program.

Principles of consolidation - All significant, intercompany transactions and accounts between Northern Empire Bancshares and its wholly-owned subsidiary, Sonoma National Bank, have been eliminated in consolidation.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The amounts estimated could differ from actual amounts.

Cash and cash equivalents - For purposes of reporting cash flows, cash and cash equivalents consist of cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold overnight. Substantially all cash and cash equivalents held in other financial institutions exceed existing deposit insurance coverage.

Investment securities - The Bank classifies and accounts for debt and equity securities as follows:

	Held-to-maturity: Debt securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or nonaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated term of the underlying security.

	Available-for-sale: Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available-for-sale. After amortization or accretion of any premiums or discounts, these assets are carried at market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of tax as a separate component of stockholders' equity.

	Trading securities: Debt and equity securities that are bought and held principally for the purposes of selling them in the near term are classified as trading securities and reported at market value, with unrealized gains and losses included in earnings.

Stock-based compensation - The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Under APB No. 25, compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock. SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use APB No. 25 to account for stock-based compensation to employees, but proforma disclosures of net income and earnings per share must be made as if SFAS No. 123 had been adopted in its entirety. Stock options issued to non-employees are valued under the provisions of SFAS No. 123.

NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leasehold improvements and equipment - Leasehold improvements and equipment are stated at cost and depreciated or amortized using the straight-line method over the shorter of the estimated useful lives of the assets, which are three to seven years, or the term of the lease.

Income taxes - The Company and the Bank file consolidated federal income tax returns and combined state tax returns for California, Arizona, and New Mexico. Income taxes are recognized using enacted tax rates and are composed of taxes on financial accounting income that is adjusted for requirements of current tax law and deferred taxes. Deferred taxes are the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities.

Recent accounting pronouncements - The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair-market value. The accounting for gains or losses resulting from changes in the values of those derivatives is dependent on whether the derivative qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial statements.

Loans receivable - Loans held for investment are carried at amortized cost. The Bank's loan portfolio consists primarily of commercial and real estate loans generally collateralized by first and second deeds of trust on real estate, as well as business assets and personal property.

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

The Bank charges loan origination and commitment fees. Net loan origination fees are deferred and amortized to interest income over the life of the loan. Loan commitment fees are amortized to interest income over the commitment period.

Sales and servicing of Small Business Administration (SBA) loans - The Bank originates loans to customers under SBA programs that generally provide for SBA guarantees of 70% to 90% of each loan. The Bank has the option to sell the guaranteed portion of each loan and retain the unguaranteed portion in its own portfolio. Funding for the SBA programs depends on appropriations by the U.S. Congress.

Gains on these sales are earned through the sale of the guaranteed portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. The Bank allocates the carrying value of such loans between the portion sold, the portion retained, and a value assigned to the right to service the loan. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a method that approximates the interest method.

The amount assigned to the right to service the loan is based on its fair value relative to the loan as a whole. To determine the fair value of servicing rights, the Bank uses models that incorporate assumptions that market participants would use in estimating future net servicing income, which includes estimating the cost of servicing per loan, the discount rate, and loan prepayment estimates. The Bank amortizes the servicing rights using the effective interest methods. The balance of the servicing asset is included in other assets.

NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Allowance for loan losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide for both known and unidentified losses in the loan portfolio. The allowance is based upon management's assessment of various factors affecting the collectibility of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and continuing review of the portfolio of loans and commitments.

The allowance for loan losses is an estimate, and actual losses may vary from these estimates. The estimate is reviewed periodically and adjustments, if necessary, are reported in earnings in the periods in which the adjustment becomes known.

A loan is considered impaired if it is probable the Bank will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Any allowance for losses on impaired loans is measured under one of three prescribed methods. Since nearly all of the Bank's loans are collateral dependent, the calculation of the impaired loans is generally based on the fair value of the collateral.

Earnings per share - Earnings per share (EPS) are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed by adjusting the common shares outstanding for the assumed conversion of all potentially dilutive stock options. The computation of basic and dilutive earnings per share are retroactively adjusted for all periods presented to reflect the change in the capital structure resulting from stock dividends.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 1999 and 1998:

                                                 1999                                    1998
                                    -----------------------------     ----------------------------------
                                            Weighted Average  Per                 Weighted Average    Per
                                 Income         Shares       Share     Income          Shares        Share
                               (Numerator)   (Denominator)  Amount   (Numerator)    (Denominator)   Amount
                               ----------    ------------   ------- ----------    -------------     ------
Net income                      $5,578,000                            $4,765,000
                                ==========                            ==========
EPS
  Income available to
    common stockholder          $5,578,000       3,542,050   $1.58    $4,765,000         3,470,800   $1.37
                                ==========                   =====    ==========                     =====
Effect of dilutive securities
  Stock options                                    221,596                                 118,302
                                                   --------                              --------
EPS assuming dilution
  Income available to
    common stockholders
    plus assumed conversion     $5,578,000       3,763,646   $1.48    $4,765,000         3,589,102   $1.33
                                ==========    ==========     =====    ==========        ==========   =====




Advertising - Advertising costs are charged to expense during the year in which they are incurred.

Comprehensive income - Comprehensive income is composed of net income and changes in equity from non-stockholder sources. These non-stockholder sources are reported net of tax and include unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments. Accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Federal Home Loan Bank system - As a member of the Federal Home Loan Bank
(FHLB), the Company is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost. Interest rates on the advances from the FHLB currently range from 3.56% to 6.07%, and mature through 2008. To collateralize these advances, the FHLB has a blanket lien on approximately $29,613,000 of residential mortgage loans.

Federal Reserve Bank - During 1999, the Bank entered into a Liquidity Contingency Agreement with the Federal Reserve Bank, which allowed the Bank to borrow up to $12,173,000 in the event additional liquidity was needed due to Year 2000 issues. As of December 31, 1999, there were no outstanding advances under this Agreement. To collateralize any advances, the Federal Reserve Bank has a blanket lien of approximately $24,345,000 on commercial real estate loans at December 31, 1999.

Reclassifications - Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation, including a change in format in presenting comprehensive income. A separate statement of comprehensive income has been included in the current year's financial statement, which is a change from the prior year when comprehensive income was included in the statement of changes in stockholders' equity.


NOTE  2 - INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities with a carrying value of $625,000 were pledged to secure deposits and borrowings, as required by law, at both December 31, 1999 and 1998. The securities held at December 31, 1999, mature within one year.

                                                   Unrealized        Market
                                       Cost      Gains (Losses)      Value
                                     ----------    ----------      ----------
U.S. Government Agency Securities
  December 31, 1999                  $3,000,000        (30,000)     $2,970,000
                                     ----------    ----------      ----------
U.S. Government Agency Securities
  December 31, 1998                  $7,000,000          5,000      $7,005,000
                                     ----------    ----------      ----------


NOTE  3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank's lending activities are concentrated primarily in Sonoma County, California, with SBA loans also being generated in California, Arizona and New Mexico. There were no industry or borrower group concentrations at December 31, 1999.

                                                    1999           1998
                                            ------------   ------------
  Commercial loans                          $130,924,000   $118,395,000
  Consumer installment loans                   1,783,000      1,644,000
  Real estate loans - construction            39,523,000     28,177,000
  Real estate loans - other                  191,472,000    123,839,000
                                            ------------   ------------
                                             363,702,000    272,055,000
  Deferred loan fees and discount             (2,690,000)    (2,007,000)
  Allowance for loan losses                   (3,787,000)    (3,019,000)
                                            ------------   ------------
                                            $357,225,000   $267,029,000
                                            ============   ============

NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


A summary of activity in the allowance for loan losses is as follows:


                                           1999              1998
                                     ----------        ----------
Balance, beginning of year           $3,019,000        $2,539,000

Provision for loan losses               800,000           480,000
Loans charged-off                       (32,000)                0
                                     ----------        ----------
                                     $3,787,000        $3,019,000
                                     ==========        ==========

There were five loans totaling $1,888,000 and two loans totaling $62,000 on nonaccrual status at December 31, 1999 and 1998. Interest foregone on these loans totaled $60,000 and $12,000, respectively. That portion of the allowance for loan losses associated with these nonaccrual loans was $127,000 and $4,000, respectively.

The Bank has the option to sell to outside investors the guaranteed portion of SBA loans while retaining the unguaranteed portion in its loan portfolio. The SBA guarantee is transferred to the buyer and the Bank retains the loan's servicing function. The Bank serviced $25,267,000 and $28,699,000 in loans guaranteed by the SBA at December 31, 1999 and 1998, of which the Bank's retained interests in those loans ranged from 10% to 45%. Losses on these loans are shared between the Bank and the SBA on a pro rata basis. SBA guaranteed loans at December 31, 1999, that could be sold in the future totaled $60,894,000.

At December 31, 1999 and 1998, the Bank serviced non-SBA loans for others totaling $9,300,000 and $6,850,000.



NOTE  4 - LEASEHOLD IMPROVEMENTS AND EQUIPMENT

                                                 1999            1998
                                           ----------      ----------
Leasehold improvements                     $1,083,000      $1,070,000
Furniture and equipment                     2,337,000       2,095,000
                                           ----------      ----------
                                            3,420,000       3,165,000
Less accumulated depreciation
 and amortization                           2,628,000       2,306,000
                                           ----------      ----------
                                             $792,000        $859,000
                                           ==========      ==========


NOTE  5 - DEPOSITS

Certificates of deposit with balances of $100,000 or more totaled $63,620,000 and $48,242,000, at December 31, 1999 and 1998. Deposits consist of the following:

                                            1999            1998
                                    ------------    ------------
  Noninterest-bearing                $40,358,000     $42,413,000
  Interest-bearing:
    Money market rate                 97,500,000      87,035,000
    Savings                            5,029,000       5,389,000
    Demand                            17,564,000      14,548,000
    Certificates of deposit          197,416,000     146,584,000
                                    ------------    ------------
                                    $357,867,000    $295,969,000
                                    ============    ============



NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




Certificates of deposit are scheduled to mature as follows:

         Year Ending December 31,
         ------------------------
                     2000   $184,568,000
                     2001     12,709,000
                     2002        139,000
                            ------------
                            $197,416,000
                            ============

NOTE  6 - INCOME TAXES

The components of the provision for federal and state income taxes are as follows:

                                                 1999            1998
                                           ----------      ----------
Provision for income taxes
  Federal                                  $2,928,000      $2,539,000
  State                                     1,026,000         878,000
                                           ----------      ----------
                                            3,954,000       3,417,000
  Change in deferred income taxes            (644,000)       (448,000)
  Tax benefit from options exercised          444,000         202,000
                                           ----------      ----------
                                           $3,754,000      $3,171,000
                                           ==========      ==========


A reconciliation of the statutory tax rates to the effective tax rates is as follows:

                                            1999            1998
                                            ----            ----
Federal income tax at statutory rate        34.0 %          34.0 %
State franchise taxes, net
 of federal income tax benefit               7.3             6.2
Other, net                                  (1.1)           (0.2)
                                            ------         -------
                                            40.2 %          40.0 %
                                           =======         =======

 The components of net deferred tax assets are as follows:

                                               1999            1998
                                         ----------      ----------
Loan loss reserves                       $1,559,000        $981,000
State taxes, net of federal effect          349,000         601,000
Deferred compensation                       239,000         198,000
Deferred loan fees                              --           20,000
All others                                  224,000         (73,000)
                                         ----------      ----------
                                         $2,371,000      $1,727,000
                                         ==========      ==========


NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE  7 - STOCK OPTIONS

The Company's nonqualifying stock option plans provide for granting of stock options to directors and officers to purchase shares of the Company's stock. All options granted to date may be purchased at a price not less than the fair-market value on the date the option was granted. Options vest over five years and expire ten years from the date of grant.

Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS 123, the Company's net income and income per share would have been as follows:

                                                        1999            1998
                                                  ----------      ----------
Net income for the year                           $5,578,000      $4,765,000
Compensation expense, net of tax effect              266,000             --
                                                  ----------      ----------
Proforma net income                               $5,312,000      $4,765,000
                                                  ==========      ==========
Proforma earnings per share                            $1.50           $1.37

Proforma earnings per share assuming dilution          $1.41           $1.33



The fair value of each option is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                     1999           1998
                                    -----          -----
Dividends                               5%            --
Expected volatility                 25.91%            --
Risk-free interest rate       4.57%-5.45%             --
Expected life                    10 years             --


The following tables summarize the number of options granted and exercisable, and the weighted average exercise prices and remaining contractual lives of the options:

                                               1999                     1998
                                        -------------------        ----------------
                                                  Weighted-                 Weighted-
                                                   Average                   Average
                                                   Exercise                  Exercise
                                        Shares      Price        Shares       Price
                                        ------       -----       ------        -----
Outstanding at beginning of year         881,578     $12.99       166,676       $3.02

Granted                                        0      $0.00       757,500      $14.63

Options granted attributable to
  the stock dividend                      39,975     $13.39             0       $0.00

Forfeited                                 (1,300)    $14.00             0       $0.00

Exercised                                (81,233)     $3.12       (42,598)      $3.02
                                         -------                  -------
Outstanding at year-end                  839,020     $13.33       881,578      $12.99
                                         =======                  =======
Options exercisable at year-end          203,812                  124,078
                                         =======                  =======
Weighted-average fair value of
  options granted during the year          $0.00                    $2.25
                                         =======                  =======


NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


In accordance with the Plan, options granted during 1999 were to prevent the antidilutive effect of the 5% stock dividend granted during the year. The exercise price was reduced accordingly.






                               Weighted-                       Weighted-
                  Weighted-     Average                         Average
     Number        Average     Remaining        Number      Exercise Price
 Outstanding at   Exercise    Contractual   Exercisable at  of  Options at
       12/31/99     Price        Life             12/31/99        12/31/99
  -----------     --------    ----------    -------------    -------------
         40,101       $2.60     1.7 years           40,101           $2.60
          4,909       $3.12     4.2 years            4,909           $3.12
         66,360      $13.33     8.8 years           13,272          $13.33
        727,650      $13.99     8.6 years          145,530          $13.99
        -------                                    -------
        839,020                                    203,812
        =======                                    =======


NOTE  8 - DEFERRED COMPENSATION

The Company has deferred compensation agreements with two key officers and four Board members. The agreements require the Company to provide annual benefits ranging from $75,000 to $100,000 for the officers, and $13,000 to $55,000 for the Board members for 15 years after retirement or disability. In the event of death, the beneficiaries are to receive the benefits. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for the years ended December 31, 1999 and 1998, totaled $173,000 and $186,000. The Company is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 1999 and 1998, the cash surrender value of these policies, which is included on the balance sheet in other assets, was $2,079,000 and $1,990,000, respectively.


NOTE  9 - EMPLOYEE BENFIT PLAN

The Company has a 401(k) savings plan covering substantially all employees of the Company. Employees who elect to participate are able to defer up to 15% of their annual salary, subject to limitations imposed by federal tax law. The Company makes matching contributions equal to 100% of each participant's elective deferral, up to a maximum of $1,000 per employee. Contributions by the Company for the years ended December 31, 1999 and 1998, were $51,000 and $53,000.

NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10 - RELATED-PARTY TRANSACTIONS

The Company had an operating lease for a branch location with a director of the Company. The leased property was sold during 1998 and the lease was assigned to non-related parties. Rental payments made under that lease were $26,000 for the year ended December 31, 1998. The Company also has an operating lease with a major stockholder of the Company for office facilities. The lease expires in August 2004, with an option to extend the lease for an additional five years. Rental payments under this lease were $155,000 and $110,000, for the years ended December 31, 1999 and 1998.

The Company has, and expects to have in the future, banking transactions in the ordinary course of business with directors, officers, and their associates. An analysis of the loans to related parties is as follows:


                                        1999            1998
                                        ----            ----
Balance, beginning of year        $6,331,000      $7,015,000
Additions                          6,721,000       4,914,000
Principal reductions              (6,036,000)     (5,598,000)
                                  ----------      ----------
                                  $7,016,000      $6,331,000
                                  ==========      ==========

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Bank is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Bank's daily demand deposit balances. Required deposits held with the Federal Reserve at December 31, 1999 and 1998, were $1,474,000 and $1,396,000.

The Company and the Bank have entered into nine operating leases for branches and office facilities that expire through July 2008. Two of the leases have options to extend the term for two additional five-year terms. One lease has an option to extend the term for three additional five-year terms. Two leases are on a month-to-month basis. Rental payments under these various leases were $416,000 and $205,00 for the years ended December 31, 1999 and 1998. Total rental expense for the years ended December 31, 1999 and 1998, was $571,500 and $520,000.

Future minimum non-cancelable lease payments are as follows:

              Year Ending December 31,
              ------------------------
                            2000       $589,000
                            2001        572,000
                            2002        542,000
                            2003        528,000
                            2004        364,000
          Thereafter                    205,000
                                     ----------
                                     $2,800,000
                                     ==========










NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12 - REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                                                                                               Capitalized Under
                                                              For Capital             Prompt Corrective
                                         Actual            Adequacy Purposes          Action Provisions
                                          -----------       -----------------          -----------------
                                         Amount                 Amount                    Amount
                                      (in thousands Ratio   (in thousands)     Ratio  (in thousands)  Ratio
                                       ------------  ----    --------------    -----   ------------   -----
At December 31, 1999:

Total Capital to Risk-Weighted Assets
      Consolidated                         $32,823   10.5%          $24,902      8.0%       $31,128    10.0%
      Bank                                 $32,646   10.5%          $24,877      8.0%       $31,096    10.0%
Tier 1 Capital to Risk-Weighted Assets
      Consolidated                         $29,036    9.3%          $12,451      4.0%       $18,677     6.0%
      Bank                                 $28,859    9.3%          $12,438      4.0%       $18,658     6.0%
Tier 1 Capital to Average Assets
      Consolidated                         $29,036    7.5%          $15,479      4.0%       $19,349     5.0%
      Bank                                 $28,859    7.5%          $15,471      4.0%       $19,339     5.0%

At December 31, 1998:

Total Capital to Risk-Weighted Assets
      Consolidated                         $25,567   10.6%          $19,246      8.0%       $24,057    10.0%
      Bank                                 $25,239   10.5%          $19,223      8.0%       $24,029    10.0%
Tier 1 Capital to Risk-Weighted Assets
      Consolidated                         $22,560    9.4%           $9,623      4.0%       $14,434     6.0%
      Bank                                 $22,234    9.3%           $9,612      4.0%       $14,417     6.0%
Tier 1 Capital to Average Assets
      Consolidated                         $22,560    7.2%          $12,580      4.0%       $15,725     5.0%
      Bank                                 $22,234    7.1%          $12,580      4.0%       $15,725     5.0%








At December 31, 1999, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I average ratios as set forth in the table above.

Payment of dividends by the Bank is limited under regulation. The amount that can be paid in any calendar year without prior approval of the Office of the Comptroller of the Currency cannot exceed the lesser of net profits (as defined) for that year, plus the net profits for the preceding two calendar years, or retained earnings.



NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLDATED FINANCIAL STATEMENTS (Continued)


NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value estimates are determined as of a specific date in time utilizing quoted market prices, where available, or various assumptions and estimates. As the assumptions underlying these estimates change, the fair value of the financial instruments will change. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Additionally, the Bank has not disclosed highly subjective values of other non-financial instruments. Accordingly, the aggregate fair value amounts presented do not represent, and should not be construed to represent the full underlying value of the Company. The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and cash equivalents - The carrying value of cash and cash equivalents approximates fair value due to the relatively short-term nature of these instruments.

Investment securities - The fair value of investment securities is based on quoted market prices. If quoted market prices are not available, then fair values are based on quoted market prices of comparable instruments.

Loans receivable - In order to determine the fair values for loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on the carrying values. The fair values of other loans are estimated using discounted cash flow analyses. Discount rates used in these analyses are generally based on origination rates for similar loans of comparable credit quality. Maturity estimates of installment loans are based on historical experience with prepayments.

Deposits - The fair values for deposits subject to immediate withdrawal, such as interest and noninterest bearing and savings deposit accounts, are equal to the amount payable on demand at the reporting date (i.e., their carrying amount on the balance sheet). Fair values for fixed-rate certificates of deposits are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

Off-balance sheet instruments   The fair value of commitments to extend credit
and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties.

                                            December 31, 1999              December 31, 1998
                                      ----------------------         ----------------------
                                    Carrying          Fair         Carrying         Fair
                                      Amount          Value          Amount         Value
                                    --------        --------       --------       --------
Financial assets:

  Cash and cash equivalents         $28,059,000     $28,059,000    $39,333,000    $39,333,000
  Investment securities               4,264,000       4,124,000      8,736,000      8,729,000
  Loans receivable, net             357,225,000     356,754,000    267,029,000    268,326,000
                                   ------------    ------------   ------------
                                   $389,548,000    $388,937,000   $315,098,000   $316,388,000
                                   ============    ============   ============

Financial liabilities - Deposits   $357,867,000    $356,858,000   $295,969,000   $296,163,000
                                   ============    ============   ============
Off-balance sheet financial  instruments:

  Commitments to extend credit             $--         $354,000           $--        $307,000




NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. To date, these financial instruments include commitments to extend credit and standby letters of credit that involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis, and generally requires collateral or other security to support commitments to extend credit.

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

At December 31, 1999 and 1998, loan commitments totaled $35,387,000 and $30,658,000, and standby letters of credit totaled $1,936,000 and $168,000, respectively.


NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The condensed financial statements of Northern Empire Bancshares (parent company only) as of December 31, 1999 and 1998, and for each of the two years then ended, are as follows:

ASSETS

                                                1999            1998
                                                ----            ----
Cash and cash equivalents                    $16,000        $313,000
Loans receivable                             149,000               0
Investment in Sonoma National Bank        28,886,000      22,486,000
Other assets                                  51,000          51,000
                                         -----------     -----------
    Total assets                          29,102,000      22,850,000
                                         ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                             40,000          40,000
                                         -----------     -----------
Preferred stock, no par value;
  10,000,000 shares authorized;                    0               0
  none issued or outstanding
Common stock, no par value;
  20,000,000 shares authorized;
  3,560,296 and 3,309,712 issued
  and outstanding in
  1999 and 1998                           15,561,000      12,365,000
Additional paid-in-capital                   646,000         202,000
Accumulated other comprehensive
  income (loss)                              (17,000)          4,000
Retained earnings                         12,872,000      10,239,000
                                         -----------     -----------
    Total stockholder's equity            29,062,000      22,810,000
                                         -----------     -----------
    Total liabilities and
     stockholders' equity                $29,102,000     $22,850,000
                                         ===========     ===========



NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                           1999           1998
                                                           ----           ----
STATEMENTS OF INCOME
Interest and other income                               $25,000        $12,000
Administrative expenses                                 (23,000)       (24,000)
Income tax expense                                       (1,000)        (1,000)
Equity in undistributed earnings of
 Sonoma National Bank                                 5,577,000      4,778,000
                                                     ----------     ----------
      Net income                                     $5,578,000     $4,765,000
                                                     ==========     ==========

                                                           1999           1998
                                                           ----           ----
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
  Net income                                         $5,578,000     $4,765,000
  Adjustments to reconcile net income to
   net cash provided by
     operating activities:
    Change in other assets                                    0         35,000
    Equity in undistributed earnings                 (5,577,000)    (4,778,000)
                                                     ----------     ----------
      Net cash provided by operating activities           1,000         22,000
                                                     ----------     ----------
Cash flows from investing activities:
  Capital contribution to Sonoma National Bank         (400,000)             0
  Net increase in loans receivable                     (149,000)             0
                                                     ----------     ----------
      Net cash used in investing activites             (549,000)             0
                                                     ----------     ----------
Cash flows from financing activities:
  Payout of fractional shares                            (3,000)        (5,000)
  Proceeds from exercise of stock options               254,000        134,000
                                                     ----------     ----------
      Net cash provided by financing activities         251,000        129,000
                                                     ----------     ----------
      Net increase (decrease) in cash and
       cash equivalents                                (297,000)       151,000


Cash and cash equivalents, beginning of year            313,000        162,000
                                                     ----------     ----------
Cash and cash equivalents, end of year                  $16,000       $313,000
                                                     ==========     ==========





ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required to be reported in this item has been previously reported in a Form 8-k filed on October 4, 1999 and a Form 8-K/A filed on October 7, 1999


     Part III


ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;

The following are the directors and executive officers of the Corporation and the Bank:

Name and Positions with the                                Principal Occupation
Corporation and the Bank                         Age       During the Past 5 Years
------------------------                         ---       -----------------------
Deborah A. Meekins,                               47       President and Chief Executive Officer
President & Chief Executive Officer and                    of the Bank since February 1991.
Director of the Bank


Clement C. Carinalli                              54       Retired CPA, local businessman,
Director of the Corporation and the Bank                   rancher and real estate investor.

Patrick R. Gallaher,                              54       Certified Public Accountant and local businessman;
Chief Accounting Officer of the Corporation	               major shareholder in Oakmont Developers,
and Director of the Corporation and the Bank               a Santa Rosa development company.

William P. Gallaher,                              49       Real Estate developer and investor; President
Director of the Corporation and the Bank                   of Oakmont Developers; President
                                                           of Gallaher Construction Company.

William E. Geary,                                 71       Senior Partner in Geary, Shea & O'Donnell,
Director of the Corporation and the Bank                   a Santa Rosa law firm.


Dennis R. Hunter,                                 57       Real estate investor and developer in Santa Rosa;
Chairman of the Board of the Corporation and               principal in Investment Development Fund, a venture
Vice Chairman of the Board of the Bank                     capital fund, a director of Pinnacle Oil
                                                           International, Inc.

James B. Keegan, Jr.,
President & Director of the Corporation and       51       Partner in Keegan & Coppin Company,
Chairman of the Board of the Bank                          a Santa Rosa real estate brokerage and
                                                           development firm, since 1976.

Robert V. "Buzz" Pauley,                          55       Owner of Pauley Exports, Ltd., an exporter
Secretary/Treasurer of the Corporation and                 of California food and beverage products to the
Director of the Bank                                       Pacific Rim; commercial properties manager;
               	                                           trader of futures and options contracts in
                                                           Chicago and other international market exchanges.

David F. Titus,                                   47       Executive Vice President & Senior Loan Officer
Executive Vice President and                               of the Bank since January, 1995.  Senior Vice President
Senior Loan Officer of the Bank                            & Senior Loan Officer of the Bank from August 1991 to
                                                           January, 1995.


JoAnn Barton,                                     46       Senior Vice President and Senior Operations
Senior Vice President & Senior                             Administrator of the Bank since
 Operations Officer of the Bank                            March 1992; from November 1985 Vice President
                                                           and Senior Operations Administrator of the Bank.
Jane M. Baker                                     53       Senior Vice President and Chief Financial
Senior Vice President &                                    Officer of the Bank since August 1995; Vice President
Chief Financial Officer of the Bank                        and Chief Financial Officer of the Bank since August
                                                           1992.


Each of the directors of the Corporation has served as a director since the initial organization of the Corporation in 1982, except for Patrick R. Gallaher who was elected on May 19, 1992, William P. Gallaher who was elected on June 21, 1994 and Clement C. Carinalli who served from 1982 until 1992 and from 1996 to date. William P. Gallaher and Patrick R. Gallaher are brothers.

William E. Geary, Dennis R. Hunter, James B. Keegan, Jr. and Robert V. Pauley have served as directors of the Bank since the initial organization of the Bank in 1984. Clement C. Carinalli served from 1984 to 1992 and from 1996 to date. Deborah A. Meekins was appointed as Bank director in August 1990; William P. Gallaher was appointed in November 1988; and Patrick R. Gallaher was appointed in December 1991. As the sole shareholder of the Bank, the Corporation elects the directors of the Bank.

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

     Summary Compensation Table
(dollars in thousands)
                                                         Long Term
                                  Annual Compensation  Compensation
                                                         Options     All Other
Name and Principal Position    Year   Salary  Bonus   (No. of Shares)     (1)
---------------------------    ----   ------  -----    -------------  -------
Deborah A. Meekins,			 1997     $141   $110                    $51
President and Chief Executive  1998      149    132         84,000      46
 Officer and Director of       1999      157    138                     53
 the Bank

David F. Titus, Executive Vice 1997      100     73                     46
 President and Senior Loan     1998      107     88         15,000      37
 Officer of the Bank           1999      111     97                     41


JoAnn Barton, Senior Vice      1997       84     14                      1
 President and Senior          1998       90     17          5,000       1
 Operations Officer of         1999       94     18                      2
 the Bank

Jane Baker, Senior Vice        1997       84     14                      1
 President and Chief Financial 1998       90     17          5,000       1
 Officer of the Bank           1999       94     18                      2


(1) Includes contribution by the Bank for the benefit of the named officer pursuant to the Bank's 401(k) plan and expenses incurred with respect to the Salary Continuation Agreement for the named officer, as described below.

Salary Continuation Agreements

The Bank has deferred compensation agreements with Deborah A. Meekins, President & Chief Executive Officer, and David F. Titus, Executive Vice President & Senior Loan Officer. Under these agreements, the Bank is obligated to provide for them or their beneficiaries, during a period of 15 years after the employee's death, disability, or retirement, annual benefits ranging from $75,000 to $100,000. Benefits are also provided to the officer if he/she resigns following a change in control or if he/she voluntarily resigns after June 1, 1995. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until their expected retirement dates. The accrued expense is included in Other Liabilities in the financial statements. The Bank is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 1999, the total cash surrender value of these policies was $965,000, which is included in other assets.

Stock Option Plan

Neither the Corporation nor the Bank award restricted stock or have long term incentive plans, other than the Corporation's 1984 and 1997 Stock Option Plans. No stock options have been granted under the 1984 Plan since its expiration in February 1994. Options for a total of 45,010 shares (23,242 to directors and 21,768 to officers and employees of the Bank) granted under the 1984 Plan remain outstanding even though the 1984 Plan has terminated.

The Corporation's Board of Directors adopted the 1997 Stock Option Plan which was approved by the shareholders at the May 19, 1998 shareholders' meeting. Options for a total of 794,010 shares (639,450 to all directors of the Corporation and 154,560 shares to forty-one officers and employees of the
Bank) have been granted under the 1997 Plan.

The following sets forth information regarding all options held by the named officers, including options exercised during 1999:

     Aggregated Year-End Option Exercised and Values

                                                                              December 31, 1999
                                                           ----------------------------------------------------
                                                              Number of Securities
                                                            Underlying Unexercised       Value of Unexercised
                   Shares acquired                       Options (No. of Shares)(1)        Options (2)
   Name            on exercise (#)   Value realized($)    Exercisable/Unexerciable     Exercisable/Unexercisable
---------------    --------------    ----------------     ------------------------     -------------------------
Deborah A. Meekins          3,854             $56,268           32,900 / 70,560           $355,123 / $388,919
David F. Titus                n/a                 n/a            5,825 / 12,600            $63,230 / $77,700
JoAnn Barton                4,466             $67,995            1,583 / 4,200             $15,483 /$25,900
Jane Baker                    n/a                 n/a            3,284 / 4,200             $43,059 / $25,900

<F/N>
(1)  Adjusted for stock dividends issued since date of the option grant.
(2) Calculated based on the difference between the fair market value of the stock and the exercise price of the options, as of December 31, 1999.

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

Outside directors were eligible to receive options under the Corporation's 1984 Stock Option Plan and are also eligible to receive options under the 1997 Stock Option Plan. See "Item 11, Security Ownership of Certain Beneficial Owners and Management." During 1999, stock options for 72,380 shares were exercised by directors, realizing a value of approximately $977,000. Outside directors held on December 31, 1999 options for 662,692 shares, which options had an estimated value of $3,917,000 based on the difference between the fair market value of the stock as of that date and the exercise price of the options.

The Corporation has deferred compensation agreements with directors Patrick R. Gallaher, William P. Gallaher, William Geary, and James B. Keegan, Jr. Under each of these agreements, the Corporation is obligated to provide for the director or his beneficiaries, during a period of between 10 to 15 years after the director's death, disability or retirement, annual benefits ranging from $13,000 to $55,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates. The Corporation is beneficiary of life insurance policies that have been purchased as a method of financing the benefits. At December 31, 1999, the total cash surrender value of these policies was $1,126,000, which is included in other assets.

ITEM 11.       Security Ownership of Certain Beneficial Owners and Management

Other than as set forth below, the Corporation knows of no person who is the beneficial owner of more than 5.0% of the Corporation's outstanding shares as of February 15, 2000.

The following sets forth the numbers of shares of common stock beneficially owned by each director of the Corporation and the Bank and by the directors and officers (including vice presidents and above) of the Corporation and the Bank as a group, as of February 15, 2000. The numbers of shares beneficially owned include the numbers of shares which each person has the right to acquire upon exercise of stock options granted pursuant to the Corporation's Stock Option Plans. The percentages of shares owned beneficially are calculated, pursuant to SEC Rule 13d-3(d) (1), based on the number of shares presently outstanding plus the number of shares which the person or group has the right to acquire.



                            Number of Shares
Name                        Beneficially Owned           Pct
-------------------         ------------------          -----
Clement C. Carinalli           183,465 (1)               4.9%
Patrick R. Gallaher            138,626 (2)               3.7
William P. Gallaher             57,471 (3)               1.5
William E. Geary               181,459 (4)               4.8
Dennis R. Hunter               258,942 (5)               6.9
James B. Keegan, Jr.           123,609 (6)               3.3
Deborah A. Meekins              65,051 (7)               1.7
Robert V. Pauley               189,131 (8)               5.0
All other officers as
 a group  (17 people)           49,405 (9)               1.3
                            ----------                  ----
Directors and Officers as
 a group (26 persons)        1,247,159                  33.1%
                            ----------                  ----



(1) Including 35,525 shares issuable to Mr. Carinalli upon the exercise of stock options exercisable within 60 days and 67,864 shares held by members of his immediate family residing at his home.
(2) Including 17,640 shares issuable to Mr. Gallaher upon the exercise of stock options exercisable within 60 days, 120,776 shares held in Mr.
     & Mrs. Gallaher's trust and 210 shares owned by a child living at home.
(3) Including 22,997 shares issuable to Mr. W. Gallaher upon the exercise of stock options exercisable within 60 days.
(4) Including 17,640 shares issuable to Mr. Geary upon the exercise of stock options exercisable within 60 days, 40,055 shares held in Mr. Geary's profit sharing plan, 17,141 shares held in employee pension and profit sharing plan of Geary, Shea & O'Donnell, 39,509 shares held by Mrs. Geary and 8,706 shares held in a trust account for which Mr. Geary serves as trustee but does not have a beneficial interest.
(5) Including 19,845 shares issuable to Mr. Hunter upon the exercise of stock options exercisable within 60 days, 76,970 shares held in the name of Kathrine Hunter, as to which Mr. Hunter has voting rights and 162,127 shares held in trust accounts for which Mr. Hunter serves as trustee but does not have a beneficial interest.
(6) Including 19,845 shares issuable to Mr. Keegan upon the exercise of stock options exercisable within 60 days, 80,119 shares held by Keegan & Coppin Company, Inc., 7,917 shares held by the Keegan &
     Coppin Profit Sharing Plan and 23,425 held in trust accounts for which Mr. Keegan is trustee or held in accounts for the benefit of his minor children.
(7) Including 32,900 shares issuable to Ms. Meekins upon the exercise of stock options exercisable within 60 days.
(8) Including 17,640 shares issuable to Mr. Pauley upon the exercise of stock options exercisable within 60 days and 13,890 shares held by Mrs. Pauley.
(9) Including 14,480 shares issuable to such officers upon the exercise of stock options exercisable within 60 days.

The business addresses of each of the above individuals is c/o Northern Empire Bancshares, 801 Fourth Street, Santa Rosa, CA 95404

ITEM 12.       Certain Relationships and Related Transactions

The Bank leases facilities for the loan department and some administrative offices from Mr. James Ratto, a major shareholder of the Corporation. Total rental expense on this lease for the year ended December 31, 1999 and 1998 was $155,000 and $110,000, respectively.

The Bank has had in the ordinary course of business, and expects to have in the future, banking transactions with its directors, officers and their associates, including transactions with corporations of which such persons are directors, officers or controlling shareholders. The transactions involving loans have been and will be entered into with such persons in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. At December 31, 1999, loans by the Bank to directors, officers and their associates totaled approximately $7,016,000, constituting 1.9% of total loans, 25.0% of the Bank's shareholder's equity and 24.1% of the consolidated shareholders' equity of the Corporation.

Loans to insiders, such as officers, directors, and certain other persons are subject to the limitations and requirements of the Financial Institutions Regulatory and Interest Rate Control Act of 1978 and regulations thereunder.



ITEM 13.       Exhibits and Reports on Form 8-K

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

            (i)* Indemnification Agreements between Patrick R.Gallaher and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(l) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992 and incorporated herein by this reference).

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

            (v)* Indemnification Agreements between William P.Gallaher and Northern Empire Bancshares (filed as Exhibit (10)(a) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter Ended June 30,1998 and incorporated herein by this reference).

            (w)* Indemnification Agreements between Clement C.Carinalli and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(b) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter Year Ended June 30, 1998 and incorporated herein by this reference).

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

       (21) Subsidiaries of the Corporation (filed as Exhibit 22 to Post Effective Amendment No. 5 to the Corporation's S-1 Registration Statement, filed May 29, 1987, File No 2-91196 and incorporated herein by this reference).

       (27) Financial Data Schedule.

     (b)  Reports on Form 8-K

      The Corporation filed a report on Form 8-K on October 4, 1999 as amended on October 7, 1999. The report was filed under item 4 with respect to the change in the Corporations independent accountants.

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers.

Four copies of the Registrant's 1999 Annual Report to Security Holders will be furnished to the Commission for its information when it is sent to the security holders.

The Registrant's Proxy Materials for the 2000 Shareholders' Meeting have not yet been sent to the Security Holders. Copies of the Proxy materials will be furnished to the Commission for its information when they are sent to the security holders.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Northern Empire Bancshares

                              By /s/ Dennis R. Hunter
                              ---------------------------------
                              Dennis R. Hunter,
                              Chairman of the Board of Directors

                              Date   March 20, 2000

                              By /s/ Patrick R. Gallaher
                              ----------------------------------
                              Patrick R. Gallaher
                              Chief Accounting Officer/Director

                              Date   March 20, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities on the dates indicated.


/s/ Dennis R.Hunter                        March 20, 2000
-----------------------------------   Date----------------------
Dennis R. Hunter
Chairman of the Board of Directors

/s/ James B. Keegan, Jr.                   March 20, 2000
-----------------------------------   Date----------------------
James B. Keegan, Jr.
President/Director

/s/ Patrick R. Gallaher                    March 20, 2000
-----------------------------------   Date----------------------
Patrick R. Gallaher,
Chief Accounting Officer/Director


-----------------------------------   Date----------------------
Robert V. Pauley,
Secretary and Treasurer/Director

/s/ Clement C. Carinalli                   March 20, 2000
------------------------------------  Date-----------------------
Clement C. Carinalli,
Director


/s/ William P. Gallaher                    March 20, 2000
------------------------------------  Date-----------------------
William P. Gallaher,
Director

/s/ William E. Geary                       March 20, 2000
------------------------------------  Date-----------------------
William E. Geary,
Director