Form 10-Q
period 2000-03-31
NORTHERN EMPIRE BANCSHARES
filed 2000-05-10
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


	[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

	      For the quarterly period ended March 31, 2000
	OR

	[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           Commission File Number 2-91196


                  NORTHERN EMPIRE BANCSHARES
      -----------------------------------------------------
	(Exact name of registrant as specified in its charter)

      California                                94-2830529
----------------------------                 --------------------
(State or other jurisdiction                 (I.R.S. Employer
  of incorporation                          	 Identification No.)
  or organization)


          801 Fourth Street, Santa Rosa, California      95404
     ---------------------------------------------------------
     (Address of principal executive offices)       (Zip code)


                          707-579-2265
          --------------------------------------------------
         (Registrant's telephone number, including area code)


                                  NONE
          --------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No



APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common Stock, no par value. Outstanding shares as of April 15, 2000: 3,586,286*

*Prior to 5% stock dividend to shareholders of record on May 3, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS	(Unaudited)
(dollars in thousands)

ASSETS                                 March 31, 2000   December 31, 1999

Cash and equivalents:
	Cash and due from banks                     $ 12,851           $ 11,030
	Federal funds sold                            48,866             17,029
                                             --------           --------
		Total cash and equivalents                   61,717             28,059

Investment securities
     Available-for-sale                         2,974              2,970
     Restricted                                 1,310              1,294
Loans receivable, net                         363,882            357,225
Leasehold improvements and equipment, net         834                792
Accrued interest receivable and other assets    7,540              7,588
                                             --------           --------
      Total assets                           $438,257           $397,928
                                             ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
	Deposits                                $    398,135         $  357,867
	Accrued interest payable and
       other liabilities                        2,502              1,949
     FHLB Advances                              6,844              9,050
                                             --------           --------
		Total liabilities                           407,481            368,866
                                             --------           --------

Shareholders' equity:
	Common stock, no par value;
     authorized, 20,000,000 shares;
     shares  issued and outstanding,
     3,765,600 in 2000 and 3,738,310 in 1999
    (retroactively stated for 5% stock
     dividend)                                 15,630             15,561
     Additional paid-in-capital                   742                646
	Accumulated other comprehensive (loss)           (16)               (17)
     Retained earnings                         14,420             12,872
                                             --------           --------
	Total shareholders' equity                    30,776             29,062
                                             --------           --------
      Total liabilities and
       shareholders' equity                  $438,257           $397,928
                                             ========           ========


	See Notes to Consolidated Financial Statements
  NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                             Three months ended March 31,

(dollars in thousands, except per share data)
                                                    2000          1999

Interest income:
	Loans                                            $8,339        $6,373
	Federal funds sold and investment securities        513           386
                                                  ------        ------
     Total interest income                         8,852         6,759

Interest expense                                   4,233         2,871
                                                  ------        ------
  Net interest income before provision
   for loan losses                                 4,619         3,888

Provision for loan losses                            240           120
                                                  ------        ------
 Net interest income after provision for
  loan losses                                      4,379         3,768
                                                  ------        ------
Other income:
     Service charges on deposits                     122           119
     Gain on sale of loans                           187           136
     Other                                           118           175
                                                  ------        ------
     Total other income                              427           430
                                                  ------        ------
Other expenses:
     Salaries and employee benefits                1,275         1,163
     Occupancy                                       205           188
     Equipment                                       123           113
     Business development & advertising              102            85
     Outside customer services                       101            85
     Shareholder & director expenses                  76            71
     Deposit and other insurance                      56            52
     Professional fees                                46            24
     Other                                           237           195
                                                  ------        ------
     Total other expenses                          2,221         1,976
                                                  ------        ------

    Income before income taxes                     2,585         2,222
Provision for income taxes                         1,038           894
                                                  ------        ------
             Net income                           $1,547        $1,328
                                                  ======        ======
Earnings per common share                         $ 0.41        $ 0.36
                                                  ======        ======
Earnings per common share assuming dilution       $ 0.40        $ 0.34
                                                  ======        ======



	See Notes to Consolidated Financial Statements


NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2000 and 1999
(Unaudited)
(dollars in thousands)                                   2000     1999

Cash flows from operating activities:
   Net income                                          $1,547  $ 1,328
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Provision for loan losses                            240      120
     Depreciation, amortization and accretion              89       89
     FHLB Stock dividends                                 (16)     (22)
     Net increase in deferred loan fees and discounts      42       10
     Change in deferred income taxes		               		   (58)       5
     Tax benefit from stock options exercised              96        0
     Decrease/(Increase) in interest receivable
      and other assets                                    106     (190)
     Increase in accrued interest payable
      and other liabilities                               553      447
                                                       ------   ------
       Net cash provided by operating activities        2,599    1,787
                                                       ------   ------
Cash flows from investing activities:
	Purchase of available for sale securities                 (4)       0
	Maturities of available for sale securities                0    4,006
	Net increase in loans receivable                      (6,938) (12,668)
     Purchase of leasehold improvements and
      equipment, net                                     (130)     (41)
                                                       ------   ------
 Net cash used by investing activities                 (7,072)  (8,703)
                                                       ------   ------
Cash flows from financing activities:
	Net increase in deposits                              40,268   10,209
	Net increase in FHLB advances                         (2,206)      (6)
	Proceeds from exercise of stock options                   69       85
                                                       ------   ------
  Net cash provided by financing activities            38,131   10,288
                                                       ------   ------
Net increase in cash and cash equivalents              33,658    3,372
Cash and cash equivalents, at beginning of year        28,059   39,333
                                                       ------   ------
Cash and cash equivalents, at end of period           $61,717  $42,705
                                                       ======   ======
Supplemental cash-flow information:
	Interest paid                                        $ 4,139  $ 3,285
                                                       ======   ======
	Income taxes paid                                    $     3  $   186
                                                       ======   ======



	See Notes to Consolidated Financial Statements




                Northern Empire Bancshares and Subsidiary
                Notes to Consolidated Financial Statements

                              March 31, 2000

Note 1 - Basis of Presentation

The unaudited financial information contained in this report reflects all adjustments which, in the opinion of Management, are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at March 31, 2000 and the results of operations for the three months then ended. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results through December 31, 2000.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1999 Annual Report on Form 10-KSB.

Note 2 - Net Income per Common and Common Equivalent Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Corporation's common stock throughout the period adjusted for the impact of the 5% stock dividend declared in March 2000. The Corporation's pertinent EPS data is as follows:

                                                 For the three months ended
                                          March 31, 2000                 March 31, 1999
                                                            Per                            Per
                                    Income/     Shares/   Share   Income/     Shares/    Share
                                   Numerator Denominator Amount  Numerator Denominator  Amount
Net Income                        $1,547,000                    $1,328,000
                                  ==========                    ==========
EPS - Income available to
      common stockholders         $1,547,000   3,742,179  $0.41 $1,328,000   3,676,168   $0.36
                                  ==========              ===== ==========               =====
Effect of Dilutive Securities-
     Stock Options                               163,608                       182,500
                                               ---------                     ---------
EPS assuming dilution-
    Income available to
    common stockholders
    plus assumed conversion       $1,547,000   3,905,787  $0.40 $1,328,000   3,858,668   $0.34
                                  ==========   =========  ===== ==========   =========   =====

Note 3 - Comprehensive Income

The Corporation's total comprehensive earnings presentation is as follows:

                                    For the three months ended March 31,
(In thousands)                                             2000    1999
                                                         ------  ------
Net Income                                               $1,547  $1,328
Other Comprehensive income (loss):
  Change in unrealized holding gain
   (losses) arising during the period                         4      (9)
  Reclassification adjustment for
   gains included in net income                               -      (4)
                                                         ------  ------
                                                              4     (13)
Income tax benefit (expense)                                 (2)      5
                                                         ------  ------
                                                              2      (8)
Comprehensive income                                     $1,549  $1,320
                                                         ======  ======



Note 4 - Common Stock Dividend

On March 21, 2000 the Board of Directors declared a 5% stock dividend payable on May 17, 2000 to shareholders of record on May 3, 2000.
Retained earnings and common stock have not been adjusted for the impact of the stock dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary of Financial Results

Total consolidated assets of $438,257,000 at March 31, 2000 grew $40.3 million compared to $397,928,000 at December 31, 1999. Net loans increased $6.7 million. Cash and equivalents increased $33.7 million during the first quarter.

The net income after tax for the first three months of 2000 equaled $1,547,000 compared to $1,328,000 for the comparable period of 1999, an increase of 16.5%. Increased profit resulted from growth in net interest income due to loan growth.


Net Interest Income

Net interest income (before the provision for loan losses) of $4,619,000 for the first quarter of 2000 increased 18.8% from $3,888,000 for the comparable period last year. This increase in net interest income resulted from volume increases of $95.7 million in average earning assets for the current quarter compared to the first quarter of 1999. The Bank experienced a $91.3 million increase in average loans outstanding, which have the highest yields, while investments and Fed Funds investments increased $4.4 million. Average interest bearing deposits for the first quarter increased $85.5 million over the same period last year.

The net interest margin equaled 4.62% during the first quarter of 2000 compared to an average margin during 1999 of 5.14%. The yield on average loans equaled 9.18% in the first quarter compared to 9.43% during 1999, while the Bank's cost of funds increased from 4.63% for 1999 to 5.05% for the first quarter of 2000.

Several factors impact the Bank's interest margin. The mix of loans influences the overall yield on loans. The largest loan growth occurred in commercial real estate loans growing from $140.1 million at March 31, 1999 to $209.8 million at this quarter end. This category has a lower yield than other types of loans and had a negative impact on the Bank's margin. Net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans-to-deposits increased to an average of 97.5% in first quarter of 2000 compared to 94.3% for the same period last year.

The Bank is considered asset sensitive and benefits from rate increases since more of its assets reprice at a faster rate than deposits. The Prime lending rate was 9% on March 31, 2000 compared to 7.75% a year ago. Prime rate started to increase in July 1999 and raised 75 basis points by the end of last year. This year, prime rate has increased 50 basis points. The Bank experiences a delay in the benefit of prime rate changes, since SBA guaranteed loans reprice on a calendar quarter basis. The majority of the benefit of prime rate changes during this year will occur on April 1 when the SBA loan portfolio will reprice. Of the Bank's loan portfolio totaling $370.6 million at March 31, 2000, $241.5 million or 65% of total loans are adjustable rate loans which have not reached a floor or ceiling rate. Approximately $127.4 million are prime-based loans, of which $39.6 million reprice immediately and $87.8 million reprice on a quarterly basis. Approximately $174.8 million of the Bank's loan portfolio is periodically adjustable (generally every six months using the preceding month value) based upon the Eleventh District's cost of funds index. This index was 4.56% in March 1999 and equaled 4.97% in March 2000.

Loans which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of March 31, 1999 the Bank had $137,000 in non-accrual loans compared to $1.8 million at the end of this quarter. This increase has negatively impacted the Bank's interest margin. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

Interest expense increased from $2,871,000 in the first quarter of 1999 to $4,233,000 in 2000. The major factor was the increase of $85.5 million in average interest bearing deposits when comparing the first quarter of 1999 to 2000. The average cost of interest bearing deposits increased from 4.63% to 5.05% when comparing the first quarter of last year to the first quarter of this year. The Bank has a money market rate deposit account which is tied to the 13 week U. S. Treasury bill which approximates 25% of total deposits. The rate on this account increased from an average of 3.89% in the first quarter of 1999 to 4.97% this quarter which was a major factor in the increase of overall deposit costs. The Bank's rapid growth and local competition for deposits has had a negative impact on the interest margin as reflected in the increase in the cost of deposits.

The following is an analysis of the net interest margin:
                                        Three months ended
                            March 31, 2000              March 31, 1999
                       -------------------------   ----------------------
                        Average                    Average
(dollars in thousands)  Balance  Interest  Yield   Balance Interest Yield
                       --------  --------  -----   ------- -------- -----
Earning assets (1)     $402,327    $8,852  8.85%  $306,630   $6,759 8.94%
Interest bearing
 liabilities            337,255     4,233  5.05%   252,121    2,871 4.63%
                                   ------                    ------
Net interest income                $4,619                    $3,888
                                   ======                    ======
Net Interest income
 to earning assets                  4.62%                     5.14%
                                   ======                    ======

(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three months ended March 31, 2000 and 1999.
Changes not solely attributable to rate or volume have been allocated to rate.

                        For the three months ended March 31, 2000
                                   over March 31, 1999
(dollars in thousands)          Volume        Yield/Rate         Total
                                ------        ----------         -----
Increase (decrease) in
 interest income:
  Portfolio loans               $2,124             $(158)       $1,965
  Investment securities            (46)               (1)          (47)
  Federal funds sold                88                87           175
                                ------             -----        ------
Total increase (decrease)        2,109               (16)        2,093
                                ------             -----        ------
Increase in interest expense:
  Interest-bearing
   transaction accounts            187               281           468
  Time deposits                    781                36           817
  Other borrowings                  70                 6            76
                                ------             -----        ------
Total increase                     975               386         1,362
                                ------             -----        ------
Increase (decrease)in
 net interest income            $1,134             $(402)         $731
                                ======             =====        ======



Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2000 amounted to $240,000 as compared to $120,000 in the same quarter in the previous year. The increase in the provision reflects the overall growth in loans and the increase in non-accrual loans at the end of the current quarter. For further discussion see Allowance for Loan Losses

Other Income

Other income is derived primarily from service charges on deposit accounts, earnings on life insurance, SBA loan servicing, SBA loan sales and sales of other real estate owned. Other income decreased from $430,000 to $427,000 when comparing the first quarter of 1999 to the same period this year.

In the first quarter of this year, the Bank sold the guaranteed portion of SBA loans totaling $5.1 million and recognized gains on those sales of $187,000. During the first quarter of last year, the Bank sold the guaranteed portion of SBA loans totaling $1.7 million and recognized gains on those sales of $136,000. The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The premiums on loan sales has significantly decreased with the average premium on sales in the first quarter of 1999 equaling 7.8% compared to 3.6% in the first quarter of 2000. This decline was caused by the increased rate of prepayment of SBA loans experienced throughout the country during the last few years.

SBA servicing fees totaled $67,000 during the first quarter of 2000, compared to fees of $86,000 recorded for the same period last year. The income varies depending on the fee income calculated based upon the payments received during the period. The serviced portfolio equaled $29.5 million at March 31, 2000 compared to $27.4 million at the end the first quarter of last year.

There were no sales of other real estate owned (OREO) during the first quarter of 2000 or 1999.

Non-Interest Expenses

The Bank's non-interest expenses increased from $1,976,000 for the first quarter of last year to $2,221,000 for the first quarter of 2000. This increase was anticipated since the Bank has continued to grow at a rapid rate.

The Bank's largest expense category is salaries and benefits which increased 9.6% from $1,163,000 to $1,275,000. A new branch office was opened in December 1999 which added four new staff positions and a new loan production office was opened in Albuquerque, New Mexico staffed with a senior lender during June 1999. Incentive payments continue at a high level due to growth in the loan portfolio and deposit base. Personnel costs are also affected by annual salary increases, and changes in benefit costs.

Occupancy expenses increased 9%, mainly due to the new branch and rent increases on existing facilities. Equipment costs increased to $123,000 up from $113,000 for the first quarter last year. The Bank continues to upgrade computer equipment and operations. The Bank is currently installing a new automated teller system which will improve customer service and internal operations. The use of personal computers continues to expand and the terminals previously used have all been replaced with personal computers. It is expected that equipment costs will continue to increase.

Deposit and other insurance of $56,000 increased $4,000 over the first quarter of last year. Regulatory assessments and FDIC insurance cost grew due to the increase in deposit assessment base for the Financing Corporation (FICO) assessment which became effective January 1, 1997 and is based on deposit levels. There is no assurance that regulatory assessments will continue at the current low level. The cost of other insurance increased due to growth and additions to the Bank's insurance coverage which resulted in higher premiums.

Advertising and business development costs, which vary depending on loan and deposit promotions, increased to $102,000 from $85,000 the first quarter of 1999. Professional fees increased by $22,000 from the first quarter of 1999 to $46,000 in this quarter. Legal expenses were higher which reflects the increase in problem loans requiring outside counsel (See discussion on Allowance for Loan Losses). Outside customer services increased due to new analysis customers which added expense charges. The Bank pays for certain direct costs (ie: payroll services, escrow fees, etc.) which are expensed. The analysis customer received earning credits based upon their deposit account balances which can be used to offset these charges. The customer is charged a bank service fee if their earnings credits do not cover the costs. Shareholder and director expenses depend upon the meeting attendance and costs associated with the annual report. Other expenses, which includes stationery and supplies, telephone, postage, loan expenses, dues and subscriptions and automobile costs have increased due to growth and the volume of activity.

Total non-interest expenses for the SBA lending department for the first quarter of 2000 was approximately $434,000 ($228,000 in personnel costs, $65,000 in occupancy and equipment expenses, $50,000 in marketing/business development and $91,000 in other expenses) compared to $419,000 for the first quarter of 1999. Since March 31, 1999, the SBA loan portfolio (serviced portion and Bank's portion) has increased 31.1% to $202.3 million, of which $29.5 million has been sold and is being serviced.

Income Taxes

The effective tax rate of 40.2% for the first quarter of 2000 the same as last year's rate. The provision for the first quarter of 2000 was $1,038,000 versus $894,000 for the same period last year. The increase resulted from the increase in pre-tax income during the comparable quarters.

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

Cash and due from banks, federal funds sold and certificates of deposit totaled $61.7 million or 14.1% of total assets at March 31, 2000, compared to $28.1 million or 7.1% of total assets at December 31, 1999. At year end, the level of liquid assets was lower than normal due to a large volume of loans recorded during the month of December. The Bank sold $5 million in SBA loans and $1.2 in loan participations during January 2000 to increase the Bank's liquidity. As of March 31, 2000, the Bank held $56.5 million in SBA guaranteed loans which could be sold if additional liquidity was needed.

At March 31, 2000, the Bank had unused federal funds lines of credit totaling $9,000,000. The Bank also has a credit line with the Federal Home Loan Bank and the Federal Reserve Bank which is based upon the value of collateral (investments and loans). Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At March 31, 2000, the Corporation had non-interest and interest bearing cash balances of $230,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the first quarter of 2000, deposits increased 11.3% to $398.1 million compared to $357.9 million at the end of the year.

Money market rate deposits grew from $97.5 million at year end to $106.7 million at the end of the quarter. This is a limited transaction account with a floating rate which is tied to the 13 week treasury bill less a margin of 50 basis points. The rate offered on this account has been very attractive and many of the Bank's customers have held their funds in this deposit product rather than locking into a specific maturity. New customers continue to find this deposit account attractive due to the immediate availability of the funds versus a time certificate bearing a future maturity.

Certificates of deposits increased from $197.4 million at December 31, 1999 to $214.6 million as of March 31, 2000. During the first quarter, the Bank offered attractive rates on ten and thirteen month certificates, which account for the majority of the growth in time deposits.

As of March 31, 2000, non-interest bearing deposits equaled $54.0 million compared to $40.4 million at December 31, 1999. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by businesses such as title and mortgage companies. Title company accounts have greater balance fluctuations than other types of accounts based upon their business activity with their balances averaging approximately $13 million over the last twelve months. At the end of the quarter title company balances were higher than normal at $19.1 million.

The interest rate environment and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $363.9 million at March 31, 2000 compared to $357.2 million at December 31, 1999, increasing 1.9%; however, loans increased 30.2% over March 31, 1999. The Bank loan growth slowed this quarter following a high growth rate during the fourth quarter of 1999. The following is an analysis of the loan portfolio.


     Type of Loan
    (in thousands)                     March 31, 2000  December 31, 1999
                                       --------------  -----------------
Commercial                                   $124,960           $130,924
Real Estate Construction                       34,267             39,523
Real Estate Other                             209,775            191,472
Installment Loans to Individuals                1,640		            1,783
                                             --------           --------
                                              370,640            363,702
Deferred loan fees and discount                (2,731)            (2,690)
Allowance for loan losses                      (4,027)            (3,787)
                                             --------           --------
TOTAL                                        $363,882           $357,225
                                             ========           ========


The SBA loan program continued to be a popular program; however, competition has increased. At March 31, 2000, total SBA loans equaled $87.0 million, net of $29.5 in SBA loans sold and being serviced by the Bank, at March 31, 2000. The majority of the Bank's SBA loans are secured by real estate; however, they are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, except they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the federal government program could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans which could be sold in the secondary market was $56.5 million at March 31, 2000.

The Bank continues to emphasize commercial and real estate lending. At March 31, 2000, 33.7% of the loans held for investment were commercial loans and 65.9% were real estate and construction loans, compared to 36.0% and 63.5% respectively at December 31, 1999. The Bank has increased the commercial and commercial real estate portfolio through its reputation as an experienced business and real estate lender which facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan to value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

The Bank's residential construction loan group was expanded in mid 1997 and has continued to grow since then. Construction loan balances have increased from to $14.3 million at March 31, 1998 to $25.2 million at March 31, 1999 to its March 31, 2000 balance of $34.3 million. The Bank offers residential mortgages on a limited basis.

The Bank has a small portfolio of consumer loans which equaled 0.4% of the total loan portfolio at March 31, 2000 and 0.5% at December 31,1999.

Allowance for Loan Losses

The allowance for loan losses equaled $4,027,000 at March 31, 2000, compared to $3,787,000 at December 31, 1999. At March 31, 2000, the allowance for loan losses equaled 1.3% of loans (net of the guaranteed portion of SBA loans). The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At March 31, 2000, there were six loans on non-accrual totaling $1,798,000 with all of that amount collateralized by real estate and $513,000 of it also guaranteed by the SBA. There were no loans past due 90 days or more and still accruing interest. Loans past due 30 to 89 days totaled $2,299,000, with $2,065,000 of that amount collateralized by real estate. At December 31, 1999, the Bank had $1,888,000 in non-accrual loans and no loans past due 90 or more days and still accruing interest.

During the first quarter of 2000, there were no loans charged off and no loan recoveries. The Bank continues to have a low charge off experience compared to industry standards. The following is an analysis of the activity in the allowance for loan losses during the quarter:


(In thousands)
                                                  March 31, 2000
 Balance - Beginning of period                            $3,787
    Provision for loan losses                                240
    Charge offs                                                0
    Recoveries                                                 0
                                                          ------
 Balance - End of period                                  $4,027
                                                          ======





Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At March 31, 2000, the Bank was considered " well capitalized." The total risk-based capital ratios were 10.6% for the Bank and 10.7% for the Corporation.

The Corporation declared a 5% stock dividend on March 21,2000 with a record date of May 3, 2000. The common stock and retained earnings in the financial statements have not been adjusted to include the impact of this stock dividend.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Bank's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Bank utilizes no derivatives to mitigate its credit risk, relying instead on loan review and adequate loan loss reserves. See Allowance for Loan Losses.

Interest rate risk is the risk of loss in value due to changes in interest rates. Since virtually all of the Corporation's interest rate risk exposure lies at the Bank level, this risk is addressed by the Bank's Asset Liability Committee ("ALCO"), which includes members of the Board of Directors and senior officers of the Bank. ALCO attempts to manage the various components of the Corporation's balance sheet to minimize the impact of sudden and sustained changes in interest rates on portfolio values and net interest income.

A fundamental objective is to manage its assets and liabilities to maximize the economic value of the Bank while maintaining adequate liquidity and minimizing exposure to interest rate risk. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturity, pricing and mix with the goal of limiting its exposure to interest rate risk. The Bank's profitability is dependent to a large extent upon its net interest income. The Bank is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities.

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in the net present value (NPV) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 basis points. The Bank has no trading securities.

Management expects that, in a declining rate environment, the Bank's net interest margin would be expected to decline, and, in an increasing rate environment, the Bank's net interest margin would tend to increase. On a monthly basis, management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in general interest rates of 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income and the value of the Bank's equity is calculated by discounting cash flows associated with the Bank's assets and liabilities. The following table summarizes the simulated change in Net Interest Income based on the twelve months ending December 31, 2000, given a change in general interest rates of 200 basis points up or down.


        Change in            Estimated           Estimated Change in
    Interest Rate       Net Interest Income      Net Interest Income
          +200                 $19,145                    $914
          +100                  18,727                     496
 Base Scenario                  18,231                       -
          -100                  18,231                    (373)
          -200                  17,639                    (592)



The model utilized by management to create the report presented above makes numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit runoff and should not be relied upon as indicative of actual future results. Computations do not contemplate any actions that ALCO could undertake in response to changes in interest rates. Actual results could differ significantly from those estimates, which would result in significant differences in the calculated projected change.

Interest rate risk management is a function of the repricing characteristics of the portfolio of assets and liabilities. Interest rate risk management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate risk management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities in the current portfolio that are subject to repricing at various time horizons. The differences are known as interest rate sensitivity gaps.

The following schedule represents interest rate sensitivity profile as of March 31, 2000 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.





                                              Over 3
                                              Months  Over 1 year   Non-rate
                                Through 3    through    through 5   Sensitive or
                                   months     1 year        Years   Over 5 years   Total
                                  -------    -------     --------   --------    --------
Balance Sheet
(in thousands)
Assets
Fed funds sold &
 certificates of deposit          $48,965                                        $48,965
Investment securities              $2,974                             $1,310       4,284
Loans (net of discounts)          145,479    165,023      $47,490     12,648     370,640
Non-interest-earning assets (net
 of allowance for loan losses)                                        14,368      14,368
                                  -------   --------      -------   --------    --------
                                   94,444    167,997       47,490     28,326     438,257
                                  -------   --------      -------   --------    --------
Liabilities & Shareholders' Equity
 Time Deposits $100,000 and over   18,617    $47,226       $3,534                $69,377
 All other interest-bearing
  liabilities                     168,173    101,865        9,740     $1,844     281,622
 Non-interest bearing liabilities                                     53,981      53,981
Other Liabilities &
 Shareholders' Equity                                                 33,277      33,277
                                 --------   --------      -------    -------    --------
                                  186,790    149,091       13,274     89,102     438,257
                                 --------    -------      -------    -------    --------
Interest Rate Sensitivity(1)        7,654     18,906       34,216    (60,776)
                                 --------    -------      -------    -------
Cumulative Interest Rate
  Sensitivity                       7,654     26,560       60,776
                                 --------    -------      -------




F/N
 (1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.

             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None other than in the ordinary course of business.

Item 2.  Changes in Securities and Use of Proceeds

On February 8, 2000 the Corporation issued 105 of its common shares in connection with the exercise of a stock option by a former employee, pursuant to the Corporation's 1997 Stock Option Plan for employees, officers and directors. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and SEC Regulation D, Rule 506. The facts relied on in connection with the Section 4(2) and Regulation D exemptions include the employee's investment intent, financial and business experience, and the Corporation furnished the optionee with all reports filed with the SEC since December 31, 1998.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On March 21,2000 a 5% stock dividend was declared which will be issued to shareholders of record as of May 3, 2000. The stock will be distributed on or about May 17, 2000.

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits:

(3) (a)  Articles of Incorporation of the Corporation (filed as Exhibit
         3.1 to the Corporation's S-1 Registration Statement, filed
         May 18, 1984 and incorporated herein by this reference).

    (b) Certificate of Amendment to Articles of Incorporation, filed January 17, 1989 (filed as exhibit (3)(b) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended
         December 31,1988 and incorporated herein by this reference).

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


NORTHERN EMPIRE BANCSHARES

Date: May 08, 2000
---------------------------


/s Dennis R. Hunter                     /s/ Patrick R. Gallaher
---------------------------------      ---------------------------
Dennis R. Hunter                       Patrick R. Gallaher
Chairman of the Board of Directors     Director & Chief Accounting
                                       Officer