Form 10-Q
period 2000-06-30
NORTHERN EMPIRE BANCSHARES
filed 2000-08-10
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                          FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000
               --------------------------------------------
                                 OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                Commission File Number 2-91196
                ------------------------------

                  NORTHERN EMPIRE BANCSHARES
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

               California                                  94-2830529
---------------------------------------------        ------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                     Identification No.)



      801 Fourth Street, Santa Rosa, California        95404
     ------------------------------------------     ---------
     (Address of principal executive offices)       (Zip code)


                    707-579-2265
         --------------------------------------------------
         Registrant's telephone number, including area code)


                                  NONE
           ---------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed  since last report)


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

Title of class: Common Stock, no par value. Outstanding shares as of July 15, 2000: 3,765,493



PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

      NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
           CONSOLIDATED BALANCE SHEETS
  (Unaudited)
(dollars in thousands)

ASSETS                             June 30, 2000     December 31, 1999

Cash and equivalents:
     Cash and due from banks            $ 13,915              $ 11,030
     Federal funds sold                   28,861                17,029
                                        --------              --------
          Total cash and equivalents      42,776                28,059

Investment securities available-for-sale   2,982                 2,970
Federal Home Loan Bank stock, at cost        539                 1,165
Federal Reserve Bank stock, at cost          161                   129
Loans receivable, net                    392,890               357,225
Leasehold improvements and
 equipment, net                              857                   792
Accrued interest receivable and
 other assets                              7,798                 7,588
                                        --------              --------
          Total assets                  $448,003              $397,928
                                        ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits                           $411,261              $357,867
     Accrued interest payable
      and other liabilities                2,539                 1,949
       FHLB Advances                       1,839                 9,050
                                        --------              --------


      Total liabilities                  415,639               368,866
                                        --------              --------
Shareholders' equity:
     Preferred stock, no par value;
     authorized, 10,000,000 shares;
     none issued or outstanding               -                     -

     Common stock, no par value;
     authorized, 20,000,000 shares;
     shares issued and outstanding,
     3,765,493 in 2000 and
     3,737,751 in 1999                    18,262                15,561

     Additional paid-in capital              741                   646

     Accumulated other comprehensive
     income (loss)                           (10)                  (17)
     Retained earnings                    13,371                12,872
                                        --------              --------

          Total shareholders' equity      32,364                29,062
                                        --------              --------
               Total liabilities and
               shareholders' equity     $448,003              $397,928
                                        ========              ========

     See Notes to Consolidated Financial Statements


NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
for the three and six months ended June 30, 2000 and 1999

(Unaudited)
                                        Three Months Ended         Six Months Ended
                                             June 30,                   June 30,
                                          2000        1999         2000        1999
                                       -------      ------      -------     -------
(dollars in thousands, except per share data)
Interest income:
   Loans                                $8,855      $6,820      $17,194     $13,193
   Federal funds sold and
    investment securities                  543         306        1,056         692
                                        ------      ------      -------     -------
       Total interest income             9,398       7,126       18,250      13,885
Interest expense                         4,476       2,946        8,709       5,817
                                        ------      ------      -------     -------

       Net interest income before
        provision for loan losses        4,922       4,180        9,541       8,068
Provision for loan losses                  240         200          480         320
                                        ------      ------      -------     -------

       Net interest income after
        provision for loan losses        4,682       3,980        9,061       7,748
                                        ------      ------      -------     -------

Other income:
    Service charges on deposits             83         116          175         235
    Gain on sale of loans                   66         184          253         320
    Other                                  222         176          370         351
                                        ------      ------      -------     -------

       Total other income                  371         476          798         906
                                        ------      ------      -------     -------

Other expenses:
    Salaries and employee benefits       1,316       1,114        2,591       2,277
    Occupancy                              209         195          414         383
    Equipment                              140         133          263         246
    Advertising and business development   142         108          244         193
    Outside customer services              105          89          206         174
    Director and shareholder expenses       67          79          143         150
    Deposit and other insurance             75          53          131         105
    Professional fees                       78          41          124          65
    Other                                  214         232          451         427
                                        ------      ------      -------     -------

       Total other expenses              2,346       2,044        4,567       4,020
                                        ------      ------      -------     -------

       Income before income taxes        2,707       2,412        5,292       4,634
Provision for income taxes               1,121         976        2,159       1,870
                                        ------      ------      -------     -------

               Net income               $1,586      $1,436       $3,133      $2,764
                                        ======      ======      =======     =======

Earnings per common share               $ 0.42      $ 0.39       $ 0.83      $ 0.75
                                        ======      ======      =======     =======

Earnings per common share
 assuming dilution                      $ 0.42      $ 0.38       $ 0.82      $ 0.74
                                        ======      ======      =======     =======


     See notes to Consolidated Financial Statements

                    NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the six months ended June 30, 2000 and 1999
(Unaudited)
(dollars in thousands)                              2000           1999

Cash flows from operating activities:
  Net income                                    $  3,133       $  2,764
  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Provision for loan losses and OREO losses         480            320
   Depreciation, amortization and accretion          189            178
   FHLB stock dividends                              (40)           (38)
   Net increase in deferred loan fees
    and discounts                                      3            385
   Change in deferred income taxes                   700            (97)
   Tax benefit from stock options exercised           96              -
   Increase in interest receivable and
    other assets                                    (910)          (306)
   Increase (decrease) in accrued interest
    payable and other liabilities                    590           (170)
                                                --------       --------
   Net cash provided by in operating activities    4,241          3,074
                                                --------       --------

Cash flows from investing activities:
   Purchase of  restricted securities                (38)           (43)
   Maturities of available for sale securities         -          4,010
   Redemption of restricted securities               666            512
   Net increase in loans receivable              (36,148)       (36,607)
   Purchase of leasehold improvements
    and equipment, net                              (254)           (94)
                                                --------       --------

  Net cash used in investing activities          (35,774)       (32,222)
                                                --------       --------

Cash flows from financing activities:
   Net increase in deposits                       53,394         22,762
   Net decrease FHLB advances                     (7,211)             -
   Payment of cash dividends                          (2)            (4)
   Stock options exercised                            69            253
                                                --------       --------

   Net cash provided by financing activities      46,250         23,011
                                                --------       --------

Net increase (decrease) in cash and
 cash equivalents                                 14,717         (6,137)


Cash and cash equivalents at beginning of year    28,059         39,333
                                                --------       --------

Cash and cash equivalents at end of period      $ 42,776       $ 33,196
                                                ========       ========

Supplemental cash flow information:
   Interest paid                                $  8,734       $  5,834
                                                ========       ========

   Income taxes paid                            $  1,383       $  2,042
                                                ========       ========

   Additions to other real estate owned         $    940       $    238
                                                ========       ========

     See notes to Consolidated Financial Statements

             Northern Empire Bancshares and Subsidiary
             Notes to Consolidated Financial Statements

                         June 30, 2000

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares (the "Corporation") and Subsidiary at June 30, 2000 and the results of operations for the three and six months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1999 Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results through December 31, 2000.

Note 2 - Net Income per Common and Common Equivalent Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing diluted income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Corporation's common stock throughout the period. The Corporation's pertinent EPS data is as follows:

                         For the three months ended         For the three months ended
                               June 30, 2000                       June 30, 1999
                                                Per                            Per
                           Income/      Shares/   Share    Income/      Shares/  Share
                         Numerator  Denominator  Amount  Numerator  Denominator Amount
                        -------------------------------  -----------------------------
Net Income              $1,584,000                       $1,436,000
                        ==========                       ==========

EPS - Income available
 to common stockholders $1,584,000    3,765,462   $0.42  $1,436,000  3,720,868 $0.39
                        ==========                =====  ==========            =====

Effect of Dilutive
Securities-Stock
 Options                                 26,906                         53,222
                                      ---------                       --------
EPS assuming dilution -
Income available to
 common stockholders
 plus assumed
 conversion         $1,584,000    3,792,368   $0.42  $1,436,000  3,760,722  $0.38
                    ==========    =========   =====  ==========  =========  =====

                       For the six months ended         For the six months ended
                               June 30, 2000                       June 30, 1999
                                                Per                            Per
                           Income/      Shares/   Share    Income/      Shares/  Share
                         Numerator  Denominator  Amount  Numerator  Denominator Amount
                        -------------------------------  -----------------------------
Net Income              $3,133,000                       $2,764,000
                        ==========                       ==========
EPS - Income available
 to common stockholders $3,133,000    3,754,343   $0.83  $2,764,000   3,678,461  $0.75
                        ==========                =====  ==========              =====
Effect of Dilutive
Securities - Stock
 Options                                 46,343                          53,222
                                      ---------                       ---------
EPS assuming dilution -
Income available to
 common stockholders
 plus assumed
 conversion             $3,133,000    3,800,686   $0.82  $2,764,000   3,734,344  $0.74
                        ==========    =========   =====  ==========   =========  =====


Note 3 - Comprehensive Income

The Corporation's total comprehensive earnings presentation is as follows:
                                       For the three      For the six
                                        months ended     months ended
                                          June 30,         June 30,
                                       2000     1999    2000     1999
                                       ----     ----    ----    -----
(In thousands)
Net Income                           $1,586   $1,436  $3,133   $2,764
Other Comprehensive income (loss):
Change in unrealized holding
gain (losses) arising during
the period                                9      (12)     12      (15)
Reclassification adjustment for
gains included in net income              -        -       -       (4)
Income tax benefit (expense)              4       (5)      4       (8)
                                     ------   ------  ------   ------
                                          5       (7)      8      (11)
                                     ------   ------  ------   ------
Comprehensive income                 $1,591   $1,429  $3,142   $2,753
                                     ======   ======  ======   ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Northern Empire Bancshares is the financial holding company of Sonoma National Bank (the "Bank"). Since the principal business of the Corporation is the Bank, the following discussion pertains mainly to the Bank.

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

Summary of Financial Results

Total consolidated assets equaled $448,003,000 at June 30, 2000 compared to $397,928,000 at December 31, 1999. Cash and cash equivalents decreased $14.7 million since year end. Net loans increased $35.7 million since year end with $29.0 million occurring in the second quarter.

Net income after tax for the first six months of 2000 equaled $3,133,000 compared to $2,764,000 for the comparable period last year, an increase of 13.3%. The second quarter's net income of $1,586,000 increased 10.4% over the second quarter of 1999 when net income equaled $1,436,000. The higher profit resulted from increases in net interest income due to loan growth (a larger volume of higher yielding earning assets).

Net Interest Income

Net interest income (before the provision for loan losses) of $4,922,000 for the second quarter of 2000 increased 17.8% from $4,180,000 for the comparable period last year. This increase in net interest income resulted from volume increases of $91.8 million in average earning assets for the second quarter of 2000 compared to the second quarter of 1999. Average loans outstanding increased $82.5 million over the second quarter of 1999 while investments and fed funds sold increased $9.3 million. Average interest bearing deposits for the second quarter increased $80.3 million over the same period last year.

The net interest margin equaled 4.77% during the second quarter of 2000 compared to an average margin of 5.03% for the full year of 1999. The yield on average loans equaled 9.37% in the second quarter of 2000 compared to 9.20% for the year of 1999. The change in loan yields results from increases in prime rates since July 1999. The Bank's cost of interest bearing deposits increased from 4.62% for 1999 to 5.20% during the second quarter of 2000 which also results from increasing deposit rates during the past year.

Several factors impact the Bank's interest margin. The mix of loans influences the overall yield on loans. During the second quarter of 2000, there was significant growth in real estate loans. Real estate loans have a lower yield than other types of loans which negatively impacts net interest margin. Construction loans which have a higher yield were relatively unchanged. Net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans to deposits increased from an average of 96.9% during the second quarter of 1999 to 97.6% for the same period this year, this increase has a positive impact on net interest margin.

The Bank is considered asset sensitive and benefits from rate increases, since more of its assets reprice at a faster rate than deposits. The Prime lending rate was 9.5% on June 30, 2000 compared to 7.75% at June 30, 1999. Prime rate started to increase in July 1999 and raised 75 basis points by the end of last year. This year, prime rate has increased 100 basis points. The Bank experiences a delay in the benefit of prime rate changes, since SBA guaranteed loans reprice on a calendar quarter basis. On July 1, SBA guaranteed loans repriced for the 50 basis point change that occurred on May 16. Of the Bank's loan portfolio totaling $399.8 million at June 30, 2000, $309.5 million or 77.4% of the loans are adjustable rate loans which have not reached a floor or ceiling rate. Approximately $136.9 million are prime-based loans, of which $42.3 million reprice immediately and $94.6 million reprice on a quarterly basis. Approximately $167.1 million of the Bank's loan portfolio is periodically adjustable (generally every six months) based upon the Eleventh District's Cost of Funds Index (COFI) in effect 45 days before the change date. This repricing index in effect at June 30, 1999 was 4.49% compared to 5.08% at June 30, 2000. This index adjusts at a much slower pace than prime rate which has resulted in a significant lag in increasing the yield on loans tied to this index. The Bank has just started to benefit from the increase in the index on COFI loans. This lag in repricing on such a large portion of the loan portfolio has had a negative impact on the net interest margin.

Loans which have been placed on non-accrual status also impact net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of June 30, 1999 the Bank had $24,000 classified as non-accrual loans compared to $1,474,000 at the end of this quarter. This increase has negatively impacted net interest margin. Management continually monitors the loan portfolio for potential problem loans and expects to have non-accrual loans with a loan portfolios of our size. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See comments under "Allowance for Loan Losses".

Interest expense increased from $2,946,000 in the second quarter of 1999 to $4,476,000 in 2000. The major factor was the increase of $82.9 million in average interest bearing liabilities when comparing the second quarter of 1999 to 2000. The average cost of interest bearing liabilities increased from 4.50% to 5.21% when comparing the second quarter of last year to the second quarter of this year. This increase had a negative impact on net interest margin. The Bank has a money market rate deposit account which is tied to the 13 week U.S. Treasury bill which approximates 27% of total deposits. The rate on this account increased from an average of 3.89% in the second quarter of 1999 to 4.99% this quarter which was a major factor in the increase of overall deposit costs. The Bank's rapid growth and local competition for deposits has had a negative impact on the interest margin as reflected in the increase in the cost of deposits.

The following is an analysis of the net interest margin:


                                 Three months ended             Three months ended
                                     June 30, 2000                  June 30, 1999
                               Average                       Average
                               Balance  Interest  Yield      Balance  Interest   Yield
                              --------  --------  -----     --------  --------   -----
(dollars in thousands)
Earning assets(1)             $415,237    $9,398   9.10%    $323,588    $7,126   8.83%
Interest bearing liabilities   345,527     4,476   5.21%     262,589     2,946   4.50%
                                          ------                        ------
Net interest income                       $4,922                        $4,180
                                          ======                        ======
Net Interest income to
 earning assets                                    4.77%                      5.18%
                                                   =====                      =====

(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

                                 Six months ended                Six months ended
                                     June 30, 2000                  June 30, 1999
                               Average                       Average
                               Balance  Interest  Yield      Balance  Interest   Yield
                              --------  --------  -----     --------  --------   -----
(dollars in thousands)
Earning assets (1)            $408,784   $18,253  8.98%     $315,148   $13,885   8.88%
Interest bearing liabilities   341,176     8,712  5.14%      257,234     5,817   4.56%
                                         -------                       -------
Net interest income                       $9,541                        $8,068
                                         =======                       =======
Net Interest income to
 earning assets                                   4.69%                          5.16%
                                                  =====                          =====

(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and six months ended June 30, 2000 and 1999. Changes not solely attributable to rate or volume have been allocated to rate.



                For the three months ended June 30, 2000
                          over June 30, 1999

                                              Volume  Yield/Rate   Total
(dollars in thousands)                        ------  ----------  ------
Increase (decrease) in interest income:
 Portfolio loans                              $1,902        $133  $2,035
 Other earning assets                            110         127     237
                                              ------      ------  ------
Total increase (decrease)                      2,012         260   2,272
                                              ------      ------  ------
Increase in interest expense
 Interest-bearing transaction accounts           212         302     514
 Time deposits                                   723         256     979
 Other borrowings                                 34           3      37
                                              ------      ------  ------
Total increase                                   969         561   1,530
                                              ------      ------  ------
Increase (decrease) in net interest income    $1,043       $(301)   $742
                                              ======      ======  ======


                   For the six months ended June 30, 2000
                            over June 30, 1999

                                              Volume  Yield/Rate   Total
(dollars in thousands)                        ------  ----------  ------
Increase (decrease) in interest income:
 Portfolio loans                              $4,025        ($24) $4,001
 Other earning assets                            184         180     364
                                              ------      ------  ------
Total increase (decrease)                      4,209         156   4,365
                                              ------      ------  ------
Increase in interest expense
 Interest-bearing transaction accounts           395         588     983
 Time deposits                                 1,506         289   1,795
 Other borrowings                                104          10     114
                                              ------      ------  ------
Total increase                                 2,005         887   2,892
                                              ------      ------  ------
Increase (decrease) in net interest income    $2,204       ($731) $1,473
                                              ======      ======  ======



Provision for Loan Losses

The provision for loan losses equaled $240,000 for the three months ended June 30, 2000 and $480,000 for the first six months of 2000 compared to $200,000 and $320,000 for the same periods last year. The increase in the provision reflects the overall growth in loans and the increase in non-accrual loans during this year. For further discussion see Allowance for Loan Losses

Other Income

Other income is derived primarily from service charges on deposit accounts, earnings on life insurance, SBA loan servicing, SBA loan sales and sales of other real estate owned. Other income equaled $371,000 for the second quarter of this year compared to $476,000 for the same period last year.

Service charges on deposit accounts decreased from $116,000 during the second quarter of 1999 to $83,000 during the second quarter of 2000. A portion of this fluctuation is partially due to the increase in the earnings credit rate (average 13 week US Treasury Bill for the month). This rate is applied to the average balances held by analysis customers and this income is used to offset the cost of services provided. When the cost of services exceed the income, the customer is billed a service charge. Analysis customers have also been maintaining higher average balances and the Bank has lost a few accounts, which had analysis charges on a regular basis, have negatively impacted income from service charges on deposit accounts. In addition, there was a decline in overdraft charges when comparing this income to last year.

In the second quarter of 2000, the Bank sold the guaranteed portion of SBA loans totaling $1.6 million and recognized gains on those sales of $66,000. During the second quarter of 1999, the Bank sold the guaranteed portion of SBA loans totaling $3.8 million and the Bank recognized gains on those sales of $184,000. The Bank has been retaining the majority of the guaranteed portion of SBA loans to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them.

SBA servicing fees, which totaled $69,000 during the second quarter of 2000, was slightly below last year's level of $70,000 for the same period. The serviced portfolio equaled $26.7 million at June 30, 1999 compared to $30.4 million at the end of the second quarter of 2000.

The Bank sold other real estate owned (OREO) during this quarter resulting in a gain of $39,000. The Bank had no properties classified as OREO at the end of this quarter. In 1999 there were no OREO gains or losses during the second quarter and the Bank held $283,000 as OREO at the end of the second quarter.

Non-Interest Expenses

The Bank's non-interest expenses increased from $2,044,000 in the second quarter of last year to $2,346,000 for the second quarter of 2000. This increase was anticipated since the Bank has continued to grow at a rapid rate.

The Bank's largest expense category is salaries and benefits which increased 18.1% from $1,114,000 to $1,316,000. The Bank added a new branch in Sebastopol and a loan production office in Walnut Creek which added six new staff positions since June of last year. The record level of loan and deposit growth has resulted in higher incentive payments during this quarter. Personnel costs were also affected by annual salary increases and changes in benefit costs.

Occupancy expenses increased 7.2%, mainly due to the new branch and loan production office. Equipment costs increased 5.3% over the comparable quarter last year due to growth. The Bank continues to upgrade computer equipment and operations. The use of personal computers continues to expand since the network was installed two years ago. The Bank installed a new teller system during this quarter.

Deposit and other insurance of $75,000 includes an increase of $22,000 over the second quarter of last year. Regulatory assessments and FDIC insurance cost grew $16,000 due to the increase in deposit assessment base for Financing Corporation (FICO) assessment which became effective January 1, 1997. The increase is caused by deposit growth. There is no assurance that the current FDIC assessment rate will continue at such a low level. Other insurance costs increased due to Bank growth and additions to the Bank's insurance coverage which resulted in higher premiums.

Professional fees increased by $37,000 from the second quarter of 1999 to $78,000 in the second quarter of 2000. Legal expenses increased this quarter due to services provided on the sale of OREO property and other problem loans. The Bank has experience an increase in problem loans; however, these still remain at a low level when compared to the Bank's peer group. See "Allowance for Loan Losses."

Advertising and business development costs increased to $142,000 from $108,000 in the second quarter of 1999. This expense category can vary significantly based on activity during the period and the need to promote loan and deposit products. Outside customer services increased due to new customers using the Bank's analysis system which added expense charges. Other expenses, which includes stationery & supplies, telephone, postage, loan expenses, dues and subscriptions and automobile costs, have increased due to Bank growth.

Total non-interest expenses for the SBA lending department for the second quarter was approximately $483,000 (including $267,000 in personnel costs, $67,000 in occupancy and equipment expenses, $42,000 in marketing/business development) compared to $412,000 for the second quarter of 1999. The SBA department's expenses vary depending upon loan activity. In addition, there has been an increase in staff levels. At June 30, 2000, the SBA loan portfolio (serviced portion and Bank's portion) equaled $124.4 million, of which $30.4 million has been sold and is being serviced.

Income Taxes

The effective tax rate was 41.4% for the second quarter of 2000. The provision for the second quarter of 2000 was $1,121,000 versus $976,000 for the same period last year. The increase resulted from the increase in pre-tax income during the comparable quarters.

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

Cash and due from banks and federal funds sold totaled $42.8 million or 9.5% of total assets at June 30, 2000, compared to $28.1 million or 7.1% of total assets at December 31, 1999. At year end, the level of liquid assets was lower than normal due to a large volume of loans recorded during the month of December. Since year end the Bank has sold SBA loans and participated loans to restore liquidity to a higher level. In addition, the Bank has offered special time deposits at slightly higher than market rates to attract new deposits. As of June 30, 2000 the Bank held $62.1million in SBA guaranteed loans which could be sold if additional liquidity was needed.

At June 30, 2000, the Bank had unused federal funds lines of credit totaling $11 million. The Bank also has a credit line with the Federal Home Loan Bank (FHLB) which is based upon the value of collateral
(investments and loans). Currently under FHLB's blanket lien agreement, secured by a pool of real estate loans, the Bank has $9.6 million available to borrow. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At June 30, 2000, the Corporation had non-interest and interest bearing cash balances of $221,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the second quarter of 2000 total deposits increased by $13.2 million to $411.3 million at June 30, 2000.

Money market rate deposits equaled $121.1 million at June 30, 2000.
This is a limited transaction account which pays a floating rate equal to the 13 week treasury bill less a margin of 75 basis points. The rate offered on this account has been very attractive and many of the Bank's customers have held their funds in this deposit product rather than locking into a specific maturity. New customers continue to find this deposit account attractive due to the immediate availability of the funds versus a time certificate bearing a future maturity.

Certificates of deposits increased from $197.4 million at December 31, 1999 to $216.3 million as of June 30, 2000. The Bank has increased certificates of deposit by offering attractive rates on certificates for specific terms. The Bank has been successful in retaining the majority of funds received through certificate campaigns.

As of June 30, 2000, non-interest bearing deposits equaled $53.6 million compared to $40.4 million at December 31, 1999 and $48.7 million on June 30, 1999. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by title companies. This type of deposit account has greater balance fluctuations than other types of accounts based upon their business activity.

The low interest rate environment over the past few years and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. During the last year deposit rates have been increasing. Higher yields on deposit accounts may make them a more competitive investment option. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $392.9 million at June 30, 2000 compared to $357.2 million at December 31, 1999, increasing 10.0% over year end and 29.8% over the June 30,1999 balance of $302.6. The following is an analysis of the loan portfolio.






Type of Loan
(in thousands)
                                  June 30, 2000       December 31, 1999
                                  -------------       -----------------
Commercial                             $128,745                $130,924
Real Estate Construction                 34,266                  39,523
Real Estate Other                       235,144                 191,472
Installment Loans to Individuals          1,665                   1,783
                                       --------                --------
                                        399,820                 363,702
Deferred loan fees and discount          (2,693)                 (2,690)
Allowance for loan losses                (4,237)                 (3,787)
                                       --------                --------
TOTAL                                  $392,890                $357,225
                                       ========                ========

The SBA loan program continued to be a popular program; however, competition continues to be strong in our market area. At June 30, 2000, SBA loans equaled $93.9 million, net of $30.4 million in SBA loans sold and being serviced by the Bank. The majority of the Bank's SBA loans are secured by real estate; however, these loans are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the federal program could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans currently held by the Bank but which could be sold in the secondary market increased from $57.9 million to $62.1 million when comparing June 30, 1999 to June 30, 2000.

The Bank continues to emphasize commercial and real estate lending. At June 30, 2000, 32.2% of the loans held for investment were commercial loans and 67.4% were real estate and construction loans, compared to 36.0% and 63.5% respectively at December 31, 1999. The Bank has increased the commercial and commercial real estate portfolio through its reputation, in Sonoma and surrounding counties, as an experienced business and real estate lender that facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan-to-value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

The Bank's residential construction loan group was expanded in mid 1997 and has continued to grow since then. Construction loan balances have increased from $17.8 million at June 30, 1998 to $26.3 million at June 30, 1999 to its June 30, 2000 balance of $34.3 million. Due to the shorter life of construction loans, the Bank does not expect this rate of growth to continue. The Bank offers residential mortgages on a limited basis.

The Bank has a small portfolio of consumer loans which equaled 0.4% of the total loan portfolio at June 30, 2000 and 0.5% at December 31, 1999.

Allowance for Loan Losses

The allowance for loan losses equaled $4.2 million at June 30, 2000, compared to $3.8 million at December 31, 1999. At June 30, 2000, the allowance for loan losses equaled 1.3% of loans, net of the guaranteed portion of SBA loans . The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At June 30, 2000, there were six loans on non-accrual totaling $1,474,000 all were collateralized by real estate and $966,000 of which was guaranteed by the SBA. There were no loans past due 90 days or more and still accruing interest. Loans past due 30 to 89 days totaled $2,046,000 of which $1,556,000 was collateralized by real estate and $17,000 was guaranteed by the SBA. On December 31, 1999, the Bank had $1,888,000 in non-accrual loans, and no loans past due 90 or more days and still accruing interest.

During the second quarter of 2000 there were $30,000 in loan charge offs which constitutes total charge offs for the year-to-date. During the first six months of 1999 there was $19,000 in charge offs and no recoveries. The Bank continues to have a low charge off experience compared to industry standards. The following is an analysis of the activity in the allowance for loan losses during the quarter and year-to-date.


(In thousands)
                                 Quarter ended     Six months ended
                                 June 30, 2000        June 30, 2000
                                 -------------     ----------------
Balance - Beginning of period           $4,027               $3,787
   Provision for loan losses               240                  480
   Charge offs                              30                   30
   Recoveries                                0                    0
                                        ------               ------
Balance - End of period                 $4,237               $4,237
                                        ======               ======




Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At June 30, 2000, the Bank was considered "well capitalized." The total risk-based capital ratios were 10.6% for the Bank and 10.7% for the Corporation.

The Company issued a 5% stock dividend to shareholders of record on May
3, 2000.


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


  Change in             Estimated          Estimated Change in
Interest Rate      Net Interest Income     Net Interest Income
-------------      -------------------     -------------------
   +200                   $19,070                  $528
   +100                    18,954                   416
Base Scenario              18,542                     -
   -100                    18,365                  (177)
   -200                    18,166                  (376)


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

The following schedule represents interest rate sensitivity profile as of June 30, 2000 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.

                                               Over 3      Over     Non-rate
                                               months    1 Year    Sensitive
(in thousands)                  Through 3     Through   Through    or Over 5
                                   months      1 year   5 Years        Years      Total
Assets

Fed funds sold & certificates
 of deposit                       $28,861        $693                           $29,554
Investment securities                           2,982                   $700      3,682
Loans (net of discounts)          151,005     183,038   $53,317        9,767    397,127
Non-interest-earning assets
(net of allowance for loan losses)                                    17,640     17,640
                                 --------    --------  --------     --------   --------
                                 $179,866    $186,713   $53,317      $28,107   $448,003
                                 ========    ========  ========     ========   ========

Liabilities & Shareholders' Equity

Time Deposits $100,000 and over   $15,915     $44,341    $9,201                 $69,457
All other interest-bearing
 liabilities                      164,276      94,340    23,747       $7,799    290,162
Non-interest bearing liabilities                                      53,481     53,481
Other Liabilities &
 Shareholders' Equity                                                 34,903     34,903
                                 --------    --------  --------     --------   --------
                                 $180,191    $138,681   $32,948      $96,183   $448,003
                                 ========    ========  ========     ========   ========


Interest Rate Sensitivity (1)       ($325)    $48,032   $20,369     ($68,076)
Cumulative Interest
 Rate Sensitivity                   ($325)    $47,707   $68,076            -


(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.


     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -

     None other than in the ordinary course of business.

Item 2.  Changes in Securities and Use of Proceeds  -  None

Item 3.  Defaults Upon Senior Securities -   None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Corporation was held on May 16, 2000. The following candidates received the votes indicated.

                                        Withheld/Abstained/
                               For        Broker Non-Votes
     Clement C. Carinalli     3,064,930      21,140
     Patrick R. Gallaher      3,064,930      21,140
     William P. Gallaher      3,063,595      22,475
     William E. Geary         3,064,930      21,140
     James B. Keegan, Jr.     3,064,930      21,140
     Dennis R. Hunter         3,064,930      21,140
     Robert V. Pauley         3,061,443      24,627
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

(27) (a)  Financial Data Schedule - see attached

b.  Reports on Form 8-K  -  None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN EMPIRE BANCSHARES

Date: August 10, 2000
---------------------


/s/ Dennis R. Hunter                  /s/ Patrick R. Gallaher
-----------------------               ---------------------------
Dennis R. Hunter                         Patrick R. Gallaher
Chairman of the Board                     Chief Accounting Officer

Exhibit (27)(a)  Financial Data Schedule