Form 10-Q
period 2000-09-30
NORTHERN EMPIRE BANCSHARES
filed 2000-11-08
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                    OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 2-91196
                  ------------------------------

                  NORTHERN EMPIRE BANCSHARES
       -----------------------------------------------------
       (Exact name of registrant as specified in its charter)

       California                               94-2830529
----------------------------       ----------------------------------
(State or other jurisdiction      (I.R.S. Employer Identification No.)
    of incorporation
    or organization)


       801 Fourth Street, Santa Rosa, California      95404
      -------------------------------------------------------
       (Address of principal executive offices)      (Zip code)


                           707-579-2265
         ---------------------------------------------------
        (Registrant's telephone number, including area code)


                               NONE
    --------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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


Title of class: Common Stock, no par value. Outstanding shares as of October 15, 2000: 3,766,162

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS	(Unaudited)
(dollars in thousands)

ASSETS                          September 30, 2000   December 31, 1999
Cash and equivalents:
  Cash and due from banks                 $ 14,764            $ 11,030
  Federal funds sold                        32,029              17,029
                                          --------            --------
    Total cash and equivalents              46,793              28,059

Investment securities available-for-sale     2,992               2,970
Federal Home Loan Bank stock, at cost          552               1,165
Federal Reserve Bank stock, at cost            160                 129
Loans receivable, net                      421,124             357,225
Leasehold improvements and equipment, net      824                 792
Accrued interest receivable
 and other assets                            8,429               7,588
                                          --------            --------
      Total assets                        $480,874            $397,928
                                          ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                $437,340            $357,867
  FHLB Advances                              6,834               9,050
  Accrued interest payable and
   other liabilities                         2,595               1,949
                                          --------            --------
   Total liabilities                       446,769             368,866
                                          --------            --------

Shareholders' equity:
   Preferred stock, no par value;
   authorized, 10,000,000 shares;
   none issued or outstanding                    -                   -

   Common stock, no par value;
   authorized, 20,000,000 shares;
   shares issued and outstanding,
   3,766,162 in 2000 and
   3,737,751 in 1999                        18,265              15,561

   Additional paid-in capital                  741                 646
   Accumulated other comprehensive
    income (loss)                               (5)                (17)
   Retained earnings                        15,104              12,872

                                          --------            --------
   Total shareholders' equity               34,105              29,062
                                          --------            --------
      Total liabilities and
      shareholders' equity                $480,874            $397,928
                                          ========            ========


             See Notes to Consolidated Financial Statements

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
for the three and nine months ended September 30, 2000 and 1999

(Unaudited)
                               Three Months Ended    Nine Months Ended
                                  September 30,        September 30,
                                 2000       1999        2000      1999
(dollars in thousands,
 except per share data)

Interest income:
  Loans                       $ 9,960    $ 7,298     $27,154   $20,490
  Federal funds sold and
    investment securities         510        372       1,566     1,064
                              -------    -------     -------   -------
  Total interest income        10,470      7,670      28,720    21,554
Interest expense                5,149      3,298      13,858     9,115
                              -------    -------     -------   -------
   Net interest income before
   provision for loan losses    5,321      4,372      14,862    12,439

Provision for loan losses         240        240         720       560
                              -------    -------     -------   -------
Net interest income after
 provision for loan losses      5,081      4,132      14,142    11,879
                              -------    -------     -------   -------
Other income:
   Service charges on deposits     79        106         254       341
   Gain on sale of loans           36         83         289       403
   Other                          152        156         522       507
                              -------    -------     -------   -------
   Total other income             267        345       1,065     1,251
                              -------    -------     -------   -------
Other expenses:
   Salaries and employee
    benefits                    1,410      1,242       4,001     3,519
   Occupancy                      213        197         627       580
   Equipment                      130        105         393       351
   Advertising and
    business development          108        108         352       301
   Outside customer services      104         85         310       259
   Director and shareholder
    expenses                       88         70         231       220
   Deposit and other insurance     70         54         201       159
   Professional fees               55         48         179       113
   Other                          233        213         684       640
                              -------    -------     -------   -------
   Total other expenses         2,411      2,122       6,978     6,142
                              -------    -------     -------   -------

 Income before income taxes     2,937      2,355       8,229     6,988
Provision for income taxes      1,205        953       3,364     2,823
                              -------    -------     -------   -------
     Net income               $ 1,732    $ 1,402     $ 4,865   $ 4,165
                              =======    =======     =======   =======


Earnings per common share     $  0.46    $  0.38     $  1.29   $  1.12
                              =======    =======     =======   =======
Earnings per common share
 assuming dilution            $  0.45    $  0.37     $  1.27   $  1.10
                              =======    =======     =======   =======

                See notes to Consolidated Financial Statements

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2000 and 1999
(Unaudited)
(dollars in thousands)

                                                      2000         1999
                                                   -------     --------
Cash flows from operating activities:
	Net income                                        $ 4,865     $  4,165
Adjustments to reconcile net income to net cash provided by operating activities:

  Provision for loan losses and OREO losses            720          560
  Depreciation, amortization and accretion             289          265
  FHLB stock dividends                                  52           54
  Net increase in deferred loan fees and discounts     165          530
  Change in deferred income taxes                      251          (86)
  Tax benefit from stock options exercised              96            -
  Increase in interest receivable and other assets  (1,092)        (296)
  Increase in accrued interest payable and
   other liabilities                                   646            2
                                                   -------     --------
Net cash provided by in operating activities         5,992        5,194
                                                   -------     --------
Cash flows from investing activities:
   Purchase of  restricted securities                  (39)        (113)
   Purchase of available for sale securities           (22)           -
   Maturities of available for sale securities           -        4,011
   Redemption of restricted securities                 582          512
   Net increase in loans receivable                (64,784)     (60,866)
   Purchase of leasehold improvements and
    equipment, net                                    (321)        (138)
                                                   -------     --------
Net cash used in investing activities              (64,584)     (56,594)

                                                   -------     --------
Cash flows from financing activities:
   Net increase in deposits                         79,473       45,120
   Net decrease FHLB advances                       (2,216)         (16)
   Payment of cash dividends                            (2)          (4)
   Stock options exercised                              71          253
                                                   -------     --------
Net cash provided by financing activities           77,326       45,353
                                                   -------     --------
Net increase (decrease) in cash and
 cash equivalents                                   18,734       (6,047)
Cash and cash equivalents at beginning of year      28,059       39,333
                                                   -------     --------
Cash and cash equivalents at end of period         $46,793      $33,286
                                                   =======     ========
Supplemental cash flow information:
   Interest paid                                   $13,776      $ 9,192
                                                   =======     ========
   Income taxes paid                               $ 2,743      $ 2,892
                                                   =======     ========
   Additions to other real estate owned            $   940      $   238
                                                   =======     ========

               See notes to Consolidated Financial Statements

Northern Empire Bancshares and Subsidiary
Notes to Consolidated Financial Statements

September 30, 2000


Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares (the "Corporation") and Subsidiary at
September 30, 2000 and the results of operations for the three and nine months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1999 Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results through December 31, 2000.

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

                                        For the three months ended
                                             September 30, 2000
                                             ------------------
                                   Income/      Shares/    Per Share
                                Numerator   Denominator       Amount
                                ---------   -----------    ---------

Net Income                     $1,732,000
                               ==========
EPS - Income available to
 common stockholders                          3,765,662        $0.46

Effect of Dilutive Securities-
 Stock Options                                   56,048
                                              ---------
EPS assuming dilution-
 Income available to common
 stockholders plus assumed
 conversion                                   3,821,710         $0.45
                                              =========         =====

                                     For the three months ended
                                         September 30, 1999
                                         ------------------
                                   Income/      Shares/     Per Share
                                Numerator   Denominator        Amount
                                ---------   -----------      --------
Net Income                     $1,402,000
                               ==========
EPS - Income available to
common stockholders                           3,737,751         $0.38
Effect of Dilutive Securities-
Stock Options                                    88,116
                                              ---------
EPS assuming dilution-
Income available to common
stockholders plus assumed
conversion                                    3,825,867         $0.37
                                              =========         =====

                                         For the nine months ended
                                           September 30, 2000
                                           ------------------
                                   Income/      Shares/     Per Share
                                Numerator   Denominator        Amount
                                ---------   -----------     ---------

Net Income                     $4,865,000
                               ==========
EPS - Income available to
common stockholders                           3,758,185         $1.29

Effect of Dilutive Securities-
Stock Options                                    60,612
                                              ---------
EPS assuming dilution-
Income available to common
stockholders plus assumed
conversion                                    3,818,797         $1.27
                                              =========         =====

                                      For the nine months ended
                                          September 30, 1999
                                          ------------------
                                   Income/      Shares/     Per Share
                                Numerator   Denominator        Amount
                                ---------   -----------     ----------
Net Income                     $4,165,000
                               ==========
EPS - Income available to
common stockholders                           3,712,733          $1.12

Effect of Dilutive Securities-
Stock Options                                    85,921
                                              ---------
EPS assuming dilution-
Income available to common
stockholders plus assumed
conversion                                    3,798,654          $1.10
                                              =========          =====

Note 3 - Comprehensive Income

The Corporation's total comprehensive earnings presentation is as follows:

                                     For the three      For the nine
                                      months ended      months ended
                                      September 30,     September 30,
                                      ------------      ------------
(In thousands)                        2000    1999      2000    1999
                                      ----    ----      ----    ----

Net Income                          $1,732  $1,402    $4,865  $4,165
Other Comprehensive income (loss):
Change in unrealized holding gain
(losses) arising during the period      10      (5)       22     (21)
Reclassification adjustment for
gains included in net income             -       -         -      (4)
Income tax benefit (expense)            (5)      2        (9)     10
                                    ------  ------    ------  ------
                                         5      (3)       13     (15)
                                    ------  ------    ------  ------
Comprehensive income                $1,737  $1,399    $4,878  $4,150
                                    ======  ======    ======  ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Northern Empire Bancshares (the "Corporation") is the financial holding company of Sonoma National Bank (the "Bank"). Since the principal business of the Corporation is the Bank, the following discussion pertains mainly to the Bank.

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

Summary of Financial Results

Total consolidated assets equaled $480,874,000 at September 30, 2000 compared to $397,928,000 at December 31, 1999. Cash and cash equivalents increased $18.7 million since year end. Net loans increased $63.9 million since year end with $28.2 million occurring in the second quarter.

Net income after tax for the first nine months of 2000 equaled $4,865,000 compared to $4,165,000 for the comparable period last year, an increase of 16.8%. The third quarter's net income of $1,732,000 increased 23.5% over the third quarter of 1999 when net income equaled $1,402,000. The higher profit resulted from increases in net interest income due to loan growth (a larger volume of higher yielding earning assets).

Net Interest Income

Net interest income (before the provision for loan losses) of $5,321,000 for the third quarter of 2000 increased 21.7% from $3,298,000 for the comparable period last year. This increase in net interest income resulted from volume increases of $98.5 million in average earning assets for the third quarter of 2000 compared to the third quarter of 1999. Average loans outstanding increased $97.2 million over the third quarter of 1999 while investments and fed funds sold increased $1.3 million. Average interest bearing deposits for the third quarter increased $81.8 million over the same period last year.

The net interest margin equaled 4.76% during the third quarter of 2000 compared to an average margin of 5.03% for the full year of 1999. The yield on average loans equaled 9.58% in the third quarter of 2000 compared to 9.20% for the year of 1999. The change in loan yields results from increases in prime rates since July 1999. The Bank's cost of interest bearing deposits increased from 4.62% for 1999 to 5.53% during the third quarter of 2000 which also results from increasing deposit rates during the past year.

Mix of Loans    The mix of loans influences the overall yield on loans.
During the third quarter of 2000, there was significant growth of $12.9 million in real estate loans. Real estate loans have a lower yield than other types of loans which negatively impacts net interest margin. Construction loans which have a higher yield were increased $5.4 million. Net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans to deposits increased from an average of 96.4% during the third quarter of 1999 to 98.6% for the same period this year, this increase has a positive impact on net interest margin.

Interest Rate Environment   The Bank benefits from rate increases, since
more of its assets reprice at a faster rate than deposits. The Prime lending rate was 9.5% on September 30, 2000 compared to 8.25% at September 30, 1999. Prime rate started to increase in July 1999 and raised 75 basis points by the end of last year. This year, prime rate has increased 100 basis points. However, the Bank experiences a delay in the benefit of prime rate changes, since SBA guaranteed loans reprice on a calendar quarter basis. On July 1, SBA guaranteed loans repriced for the 50 basis point change that occurred on May 16. Of the Bank's loan portfolio totaling $428.4 million at September 30, 2000, $344.7 million or 80.5% of the loans are adjustable rate loans which have not reached a floor or ceiling rate. Approximately $150.0 million are prime-based loans, of which $53.4 million reprice immediately and $96.6 million reprice on a quarterly basis. Approximately $187.8 million of the Bank's loan portfolio is periodically adjustable (generally every six months) based upon the Eleventh District's Cost of Funds Index
(COFI) in effect 45 days before the change date. This COFI index for September 30, 1999 was 4.61% compared to 5.51% reported for the month of August, 2000. This index adjusts at a much slower pace than prime rate which has resulted in a significant lag in increasing the yield on loans tied to this index. The Bank has just started to benefit from the increase in the index on COFI loans. This lag in repricing on such a large portion of the loan portfolio has slows the rate of change on the net interest margin.

Non-accrual loans   Loans which have been placed on non-accrual status
also impact net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of September 30, 1999 the Bank had $1,109,000 classified as non-accrual loans compared to $750,000 at the end of this quarter. Non-accrual loans negatively impact net interest margin. Management continually monitors the loan portfolio for potential problem loans and expects to have non-accrual loans with a loan portfolio of our size. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See comments under "Allowance for Loan Losses".

Cost of Deposits   Interest expense increased from $3,298,000 in the
third quarter of 1999 to $5,149,000 in 2000. The major factor was the increase of $85.9 million in average interest bearing liabilities when comparing the third quarter of 1999 to 2000. The average cost of interest bearing liabilities increased from 4.60% to 5.52% when comparing the third quarter of last year to the third quarter of this year. This increase had a negative impact on net interest margin. The Bank has a money market rate deposit account which is tied to the 13 week U.S. Treasury bill. Money market accounts comprise 29.6% of total deposits. The rate on this account increased from an average of 3.99% in the third quarter of 1999 to 5.23% this quarter which was a major factor in the increase in overall deposit costs. The Bank's rapid growth and local competition for deposits has had a negative impact on the interest margin as reflected in the increase in the cost of deposits.

Yield Analyses   The following schedules set forth yield on earning
assets, cost of funds and net interest margin for the periods indicated.


                      Three months ended         Three months ended
                      September 30, 2000         September 30, 1999
                      ------------------         ------------------
                     Average                   Average
                     Balance  Interest Yield   Balance  Interest  Yield
                     -------  -------- -----   -------  --------  -----
(dollars in thousands)

Earning assets (1)   444,642    10,470  9.37%  346,173     7,670  8.79%

Interest bearing
 liabilities         370,521     5,149  5.52%  284,660     3,298  4.60%

Net interest income              5,321                     4,372
                                ======                     =====
Net Interest income
 to earning assets                      4.76%                     5.01%
                                        ====                      ====
(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.


                       Nine months ended          Nine months ended
                      September 30, 2000         September 30, 1999
                      ------------------         ------------------
                     Average                   Average
                     Balance  Interest Yield   Balance  Interest  Yield
                     -------  -------- -----   -------  --------  -----
(dollars in thousands)

Earning assets (1)   420,827    28,720  9.12%  325,604   21,554   8.85%

Interest bearing
 liabilities         351,196    13,858  5.27%  266,874    9,115   4.57%


Net interest income             14,862                   12,439
                                ======                   ======
Net Interest income
 to earning assets                      4.72%                     5.11%
                                        ====                      ====
(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.


The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 2000 and 1999. Changes not solely attributable to rate or volume have been allocated to rate.



For the three months ended September 30, 2000 over September 30, 1999
---------------------------------------------------------------------
(dollars in thousands)
                                             Volume  Yield/Rate   Total
                                             ------  ----------   -----
Increase (decrease) in interest income:
  Portfolio loans                            $2,236       $426   $2,662
  Other earning assets                           15        123      138
                                             ------     ------   ------
Total increase (decrease)                     2,251        549    2,800
                                             ------     ------   ------
Increase in interest expense:
  Interest-bearing transaction accounts         323        365      688
  Time deposits                                 659        502    1,161
  Other borrowings                                1          1        2
                                             ------     ------   ------
Total increase                                  983        868    1,851
                                             ------     ------   ------

Increase (decrease) in net interest income   $1,268      ($319)    $949
                                             ======     ======   ======

For the nine months ended September 30, 2000 over September 30, 1999
--------------------------------------------------------------------
(dollars in thousands)
                                             Volume  Yield/Rate   Total
                                             ------  ----------   -----
Increase (decrease)in interest income:
  Portfolio loans                            $6,296       $368   $6,664
  Other earning assets                          172        330      502
                                             ------     ------   ------
Total increase (decrease)                     6,468        698    7,166
                                             ------     ------   ------
Increase in interest expense:
  Interest-bearing transaction accounts         711      1,500    2,211
  Time deposits                               2,174        243    2,417
  Other borrowings                              103         12      115
                                             ------     ------   ------
Total increase                                2,988      1,755    4,743
                                             ------     ------   ------
Increase (decrease) in net interest income   $3,480    ($1,057)  $2,423
                                             ======     ======   ======




Provision for Loan Losses

The provision for loan losses equaled $240,000 for the three months ended September 30, 2000 and $720,000 for the first nine months of 2000 compared to $240,000 and $560,000 for the same periods last year. The increase in the provision reflects the overall growth in loans and the increase in non-accrual loans during this year. For further discussion see Allowance for Loan Losses

Other Income

Other income is derived primarily from service charges on deposit accounts, earnings on life insurance, SBA loan servicing, SBA loan sales and sales of other real estate owned. Other income equaled $267,000 for the third quarter of this year compared to $345,000 for the same period last year.

Service charges on deposit accounts decreased from $106,000 during the third quarter of 1999 to $79,000 during the third quarter of 2000. A portion of this fluctuation is due to the increase in the earnings credit rate (average 13 week US Treasury Bill for the month). This rate is applied to the average balances held by analysis customers and this income is used to offset the cost of services provided. When the cost of services exceed the income, the customer is billed a service charge. Analysis customers have also been maintaining higher average balances and the Bank has lost a few accounts, which had analysis charges on a regular basis. This has negatively impacted income from service charges on deposit accounts. In addition, there was a decline in overdraft charges when comparing this income to last year.

In the third quarter of 2000, the Bank sold the guaranteed portion of one SBA loan totaling $747,000 and recognized gains on that sale of $36,000. During the third quarter of 1999, the Bank sold the guaranteed portion of SBA loans totaling $2.2 million and the Bank recognized gains on those sales of $83,000. The Bank has been retaining the majority of the guaranteed portion of SBA loans to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them.

SBA servicing fees, which totaled $76,000 during the third quarter of 2000, was slightly above last year's level of $72,000 for the same period. The serviced portfolio equaled $30.1 million at September 30, 2000 compared to $25.3 million at the end of the third quarter of 1999.

The Bank had no sales of other real estate owned (OREO) during this quarter and no properties were classified as OREO at the end of this quarter or the third quarter of 1999. During the third quarter of 1999 there was one sale of OREO totaling $284,000 which was sold at a loss of $2,000.

Non-Interest Expenses

The Bank's non-interest expenses increased from $2,122,000 in the third quarter of last year to $2,411,000 for the third quarter of 2000. This increase was anticipated since the Bank has continued to grow at a rapid rate.

The Bank's largest expense category is salaries and benefits which increased 13.5% from $1,242,000 to $1,410,000 in the third quarter of this year. The Bank's full time equivalent staff positions increased by 13 since September of 1999. The addition of a new branch in Sebastopol and a loan production office in Walnut Creek added five new staff positions and the Bank has hired four employees for the Petaluma Branch which is scheduled to open late this year. There were also other staff increases throughout the Bank to accommodate growth in Bank operations. The record level of loan and deposit growth has resulted in higher incentive payments during this quarter. Personnel costs were also affected by salary increases and changes in benefit costs.

Occupancy expenses increased 8.1%, mainly due to the new branch and loan production office plus the impact of programed rental increases in our existing lease agreements. Equipment costs increased 23.8% over the comparable quarter last year. This significant increase results from the Bank's commitment to provide excellent computer services to our customers and staff. Last year the Bank replaced several systems which were not year 2000 compliant, with that cost now being amortized to expense over their estimated life. In addition, the Bank recently installed a new teller system and is currently in the process of implementing an internet banking system.


Deposit and other insurance of $70,000 includes an increase of $16,000 over the third quarter of last year. Regulatory assessments and FDIC insurance cost grew $16,000 due to the increase in deposit assessment base for Financing Corporation (FICO) assessment which became effective January 1, 1997. The increase is caused by deposit growth. There is no assurance that the current FDIC assessment rate will continue at such a low level. Other insurance costs were comparable to the third quarter of last year even though the Bank has grown and increased insurance coverage in many areas.

Professional fees increased by $7,000 from the third quarter of 1999 to $55,000 in the third quarter of 2000. Legal expenses continued at a higher level due to services provided on non-accrual and other problem loans. Even though the Bank has experienced an increase in problem loan activity this year, problem loans still remain at a low level when compared to the Bank's peer group. See "Allowance for Loan Losses."

Advertising and business development costs were comparable to the previous third quarter at $108,000. This expense category can vary significantly based on activity during the period and the need to promote loan and deposit products.

Outside customer services continues to increase due to new customers using the Bank's analysis system and an increase in other costs associated with customers' accounts. The increase in director and shareholder expenses was mainly due to the increase in costs by our transfer agent. Other expenses, which includes stationery & supplies, telephone, postage, loan expenses, dues and subscriptions and automobile costs, have increased due to Bank growth.

Non-interest expenses directly allocated to the SBA lending department for the third quarter approximated $512,000 (including $287,000 in personnel costs, $66,000 in occupancy and equipment expenses, $46,000 in marketing/business development) compared to $533,000 for the third quarter of 1999. The SBA department's expenses vary depending upon loan activity. In addition, there has been an increase in staff levels. At September 30, 2000, the SBA loan portfolio (serviced portion and Bank's portion) equaled $126.2 million, of which $30.1 million has been sold and is being serviced.

Income Taxes

The effective tax rate was 41.0% for the third quarter of 2000. The provision for the third quarter of 2000 was $1,205,000 versus $953,000 for the same period last year. The increase resulted from the increase in pre-tax income during the comparable quarters.

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

Cash and due from banks and federal funds sold totaled $46.8 million or 9.7% of total assets at September 30, 2000, compared to $28.1 million or 7.1% of total assets at December 31, 1999. At year end, the level of liquid assets was lower than normal due to a large volume of loans recorded during the month of December. Since year end the Bank has sold SBA loans and participated loans to restore liquidity to a higher level. In addition, the Bank has offered special time deposits at slightly higher than market rates to attract new deposits. As of September 30, 2000 the Bank held $63.8 million in SBA guaranteed loans which could be sold if additional liquidity was needed.

At September 30, 2000, the Bank had unused federal funds lines of credit totaling $11 million. The Bank also has a credit line with the Federal Home Loan Bank (FHLB) which is based upon the value of collateral (investments and loans). Currently the Bank has pledged loans as collateral which would allow the Bank to borrow up to $15.5 million. As of September 30, 2000 the Bank had borrowed $6.8 million which left $8.7 in additional borrowing capacity. The FHLB is in the process of changing its lending requirements which may increase the Bank's borrowing limit. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At September 30, 2000, the Corporation had non-interest and interest bearing cash balances of $220,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the third quarter of 2000 total deposits increased by $26.0 million to $437.3 million at September 30, 2000.

Money market rate deposits equaled $129.6 million at September 30, 2000. This is a limited transaction account paid a floating rate based on the 13 week treasury bill less a margin of 75 basis points. The rate offered on this account has been very attractive and many of the Bank's customers have held their funds in this deposit product rather than locking into a specific maturity. New customers continue to find this deposit account attractive due to the immediate availability of the funds versus a time certificate bearing a future maturity.

Certificates of deposits increased from $197.4 million at December 31, 1999 to $235.2 million as of September 30, 2000. The Bank has increased certificates of deposit by offering attractive rates on certificates for specific terms. The Bank has been successful in retaining the majority of funds received through certificate campaigns.

As of September 30, 2000, non-interest bearing deposits equaled $52.5 million compared to $40.4 million at December 31, 1999 and $46.9 million on September 30, 1999. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by title companies. This type of deposit account has greater balance fluctuations than other types of accounts based upon their business activity.

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

Loans

Loans, net of discounts and reserves, equaled $421.1 million at September 30, 2000 compared to $357.2 million at December 31, 1999, increasing 17.9% over year end and 28.9% over the September 30,1999 balance of $326.8. The following is an analysis of the loan portfolio.


Type of Loan                     September 30, 2000   December 31, 2000
                                 ------------------   -----------------
(in thousands)
Commercial                                 $136,991            $130,924
Real Estate Construction                     39,686              39,523
Real Estate Other                           249,680             191,472
Installment Loans to Individuals              2,062               1,783
                                           --------            --------
                                            428,419             363,702
Deferred loan fees and discount              (2,854)             (2,690)
Allowance for loan losses                    (4,441)             (3,787)
                                           --------            --------
      TOTAL                                $421,124            $357,225
                                           ========            ========


The SBA loan program continued to be a popular program; however, competition continues to be strong in our market area. At September 30, 2000, SBA loans equaled $96.1 million, net of $30.1 million in SBA loans sold and being serviced by the Bank. The majority of the Bank's SBA loans are secured by real estate; however, these loans are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the federal program could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans currently held by the Bank but which could be sold in the secondary market increased from $58.5 million to $63.8 million when comparing September 30, 1999 to September 30, 2000.


The Bank continues to emphasize commercial and real estate lending. At September 30, 2000, 32.0% of the loans held for investment were commercial loans and 67.5% were real estate and construction loans, compared to 36.0% and 63.5% respectively at December 31, 1999. The Bank has increased the commercial and commercial real estate portfolio through its reputation, in Sonoma and surrounding counties, as an experienced business and real estate lender that facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan-to-value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

The Bank's residential construction loan group was expanded in mid 1997 and has continued to grow since then. Construction loan balances have increased from $20.7 million at September 30, 1998 to $33.6 million at September 30, 1999 to its September 30, 2000 balance of $39.7 million. Due to the shorter life of construction loans, the Bank does not expect this rate of growth to continue. The Bank offers residential mortgages on a limited basis.

The Bank has a small portfolio of consumer loans which equaled 0.5% of the total loan portfolio at September 30, 2000 and 0.5% at December 31, 1999.

Allowance for Loan Losses

The allowance for loan losses equaled $4.4 million at September 30, 2000, compared to $3.8 million at December 31, 1999. At September 30, 2000, the allowance for loan losses equaled 1.2% of loans, net of the guaranteed portion of SBA loans . The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At September 30, 2000, there were three loans on non-accrual totaling $750,000 were collateralized by real estate and $440,000 was guaranteed by the SBA. There were no loans past due 90 days or more and still accruing interest. Loans past due 30 to 89 days totaled $5,333,000 of which $4,805,000 was collateralized by real estate and $2,026,000 was guaranteed by the SBA. On December 31, 1999, the Bank had $1,888,000 in non-accrual loans, and no loans past due 90 or more days and still accruing interest.

During the third quarter of 2000 there were $36,000 in loan charge offs and there have been $67,000 in charge offs year to date. During the 1999 there was $19,000 in charge offs and no recoveries during the nine months ended September 30, 1999. The Bank continues to have a low charge off experience compared to industry standards. The following is an analysis of the activity in the allowance for loan losses during the quarter and year-to-date.

(In thousands)
                              Quarter ended        Nine months ended
                         September 30, 2000       September 30, 2000
                         ------------------       ------------------
Balance - Beginning of period        $4,237                  $3,787
Provision for loan losses               240                     720
Charge offs                              36                      66
Recoveries                                0                       0


                                     ------                  ------
Balance - End of period              $4,441                  $4,441
                                     ======                  ======



Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At September 30, 2000, the Bank was considered "well capitalized." The total risk-based capital ratios were 10.33% for the Bank and 10.39% for the Corporation.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in the net present value (NPV) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden or sustained increases and decreases in market interest rates of 100 basis points or more. The Bank has no trading securities.

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



Change in                        Estimated         Estimated Change in
Interest Rate          Net Interest Income         Net Interest Income

+200                                18,911                          93
+100                                18,858                          40
Base Scenario                       18,818                           -
-100                                18,698                        (120)
-200                                18,575                        (243)

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

The following schedule represents the Corporation's interest rate sensitivity profile as of September 30, 2000 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.


Balance Sheet
(in thousands)
                                            Over 3       Over 1     Non-rate
                                            months         year    Sensitive
                              Through 3    through    through 5    or Over 5
                                 months     1 year        years        years     Total
                               --------   --------    ---------     --------   -------
Assets
Fed funds sold &
 certificates of deposit        $32,029     $6,930                             $32,722
Investment securities             2,992                                 $712     3,704
Loans (net of discounts)        178,335    182,481      $56,080        8,669   425,565
Non-interest-earning assets
 (net of allowance for
  loan losses)                                                        18,883    18,883
                               --------   --------     --------     --------  --------
                               $213,356   $183,174      $56,080      $28,264  $480,874
                               ========   ========     ========     ========  ========
Liabilities & Shareholders'
 Equity
Time Deposits $100,000
 and over                       $32,264    $27,103      $16,261                $75,628
All other interest-bearing
 liabilities                    208,404     65,914       33,318       $8,401   316,037
Non-interest bearing
 liabilities                                                          52,509    52,509
Other Liabilities &
 Shareholders' Equity                                                 36,700    36,700
                               --------   --------     --------     --------  --------
                               $240,668    $93,017      $49,579      $97,610  $480,874
                               ========   ========     ========     ========  ========

Interest Rate Sensitivity (1)  ($27,312)   $90,157       $6,501     ($69,346)
Cumulative Interest
 Rate Sensitivity              ($27,312)   $62,845      $69,346            -


(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -

	None other than in the ordinary course of business.

Item 2.  Changes in Securities and Use of Proceeds  - 	None

Item 3.  Defaults Upon Senior Securities -	None

Item 4.  Submission of Matters to a Vote of Security Holders - 	None

Item 5.  Other Information -	None

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits:

(3)(a)  Articles of Incorporation of the Corporation (filed as Exhibit
        3.1 to the Corporation's S-1 Registration Statement, filed May 18, 1984 and incorporated herein by this reference).

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

NORTHERN EMPIRE BANCSHARES

Date: November 7, 2000


/s/ Dennis R. Hunter                 /s/ Patrick R. Gallaher
-------------------------            ------------------------
   Dennis R. Hunter                     Patrick R. Gallaher
Chairman of the Board                 Chief Accounting Officer