Form 10-K
period 2000-12-31
NORTHERN EMPIRE BANCSHARES
filed 2001-03-22
CIK 746253

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                            FORM 10-K

     [X]  ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the Fiscal Year Ended December 31, 2000

     [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from___________to__________

     Commission File Number 2-91196(1)

                    NORTHERN EMPIRE BANCSHARES
       ----------------------------------------------------
      (Exact name of registrant as specified in its charter)

    CALIFORNIA                                       94-2830529
 -----------------------------      ------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
 incorporation or organization)                 Number)

                           801 Fourth Street
                      Santa Rosa, California 95404
                  --------------------------------------
                 (Address of principal executive offices)

                           (707) 579-2265
           --------------------------------------------------
          (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Exchange Act:
NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
  X    No_____.
     Indicate by check mark if disclosure of delinquent filers pursant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $81,467,316, as of February 15, 2001.
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,768,146 shares of common stock as of February 15, 2001.

     DOCUMENTS INCORPORATED BY REFERENCE:
     Not Applicable.

(1) Registrant filed a registration statement, on Form S-1, under File Number 2-91196, and the Post Effective Amendment No. 8 to the registration statement was declared effective on November 23, 1988.





TABLE OF CONTENTS



               Part I

Item 1.   Business

Item 2.   Properties

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

               Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters

Item 6.   Selected Financial Data

Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Item 8.   Financial Statements and Supplementary Data

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

               Part III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and
             Management

Item 13.  Certain Relationships and Related Transactions

               Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


  PART 1


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

ITEM 1.   Business

      General

Northern Empire Bancshares (the "Corporation") was incorporated as a California corporation on June 8, 1982 for the purpose of becoming a bank holding company of Sonoma National Bank (the "Bank"). On April 27, 2000, the Corporation made an election to become a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999. The Corporation's executive offices are located at 801 Fourth Street, Santa Rosa, California, and its telephone number is (707) 579-2265.


The Corporation's sole subsidiary is the Bank and its activities are the commercial banking activities engaged in through the Bank and some lending. As a financial holding company, the Corporation may in the future invest in subsidiaries which are permissible for a financial holding company, subject to the required approvals of the Federal Reserve Board. See, "Financial Services Modernization, below."
However, the Corporation has no present plans to make any such additional investments and there can be no assurance that it will do so in the future.

The Bank was organized as a national banking association on March 27, 1984 and commenced operations on January 25, 1985. It currently has six banking offices:

          Main Office located at 801 Fourth Street, in the central
           business district of Santa Rosa, California, Oakmont Branch located in the Oakmont area of Santa Rosa, approximately 5 miles east of the main office,

          West College Branch office in west Santa Rosa,
          Windsor Branch located in Windsor, approximately 5 miles north of the main office,
          Sebastopol Branch office located in Sebastopol, approximately
           5 miles west of the main office, and
          Petaluma Branch located in Petaluma, approximately 15 miles south of the main office.

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


The Bank engages in the general commercial banking business. It accepts checking and savings deposits, offers money market deposit accounts and certificates of deposit, makes secured and unsecured commercial, construction, other installment and term loans, and offers other customary banking services. The Bank makes commercial loans guaranteed by the Small Business Administration (SBA), which may be sold in the secondary market. The Bank does not offer trust services directly, and does not presently intend to do so, but offers such services, when requested, through its correspondent banks.


Within the Loan Department are groups of lenders which specialize in commercial, construction and SBA lending. SBA loans are funded by the Bank and then the Bank may, at its option, sell the portion of the loan guaranteed by the SBA (generally 70% to 90% of the total loan amount, depending on the purpose and term of the loan). When a SBA loan is sold, the Bank retains the unguaranteed portion of that loan and the right to service the loan. Income from loan sales is recorded in non-interest income. See, "Management's Discussion and Analysis of Financial Condition and results of Operations, Non-Interest Income." The Bank is designated as a "Preferred Lender" by the SBA. This means that it may fund a loan without the prior approval of the SBA. Certification as a Preferred Lender gives the Bank a competitive advantage, as it is able to provide a quick response to loan applications.

     Market Area

The Bank's primary market area and source of most of its loan business, except for SBA lending, is Sonoma County and the greater Bay Area. During 2000, SBA loans were generated throughout California and in Arizona and New Mexico. The Bank has expanded its lending territory for construction loans, commercial real estate loans and loans made under the programs of the SBA. The Bank has SBA loan production facilities in Phoenix, Arizona and San Francisco, Sacramento, and Walnut Creek, California. The Albuquerque, New Mexico office was closed on December 31, 2000 due to slow growth in that market. The primary market area for deposit business is Sonoma County.

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

The earnings and growth of the Bank are affected not only by local market conditions and general economic conditions, but also by government monetary and fiscal policies. Such policies influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Bank cannot be predicted.

At present, there are approximately 115 banking offices and offices of savings and loan associations in the Sonoma County market area and a substantially greater number of such offices in the greater Bay Area, including offices of major chain banks, of smaller independent banks and savings and loan associations. The Bank attempts to compete by offering personalized and specialized services to its customers. In the Sonoma County market area, the Bank's promotional activities emphasize the advantages of doing business with a locally owned, independent institution attuned to the particular needs of the community.

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

Certain statistical information concerning the Bank and the Corporation is provided at "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operation".

Employees

At December 31, 2000 the Bank had 89 full-time and 21 part-time employees.

Supervision and Regulation

The Corporation

The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956 and is subject to the supervision of the Board of Governors of the Federal Reserve System ("Board"). As a bank holding company, the Corporation must obtain the approval of the Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Corporation would own or control more than 5% of the voting shares of such bank. Prior approval of the Board is also required for the merger or consolidation of the Corporation and another bank holding company. Effective April 27, 2000, the Corporation made an election to become a "financial holding company" pursuant to the Gramm-Leach-Bliley Act. See Financial Services Modernization," below.

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


(a) Financial Services Modernization. Major financial services modernization legislation was enacted in November 1999, known as the Gramm-Leach-Bliley Act ("1999 Act"). This legislation has removed barriers that have heretofore separated banks, securities firms and other types of financial institutions. Effective March 11, 2000, the 1999 Act establishes a new type of holding company, a "financial holding company," that may engage in "financial activities" not permitted to bank holding companies and that have the authority to affiliate with companies engaged in such activities. "Financial activities" are to be determined by the Board in coordination with the Secretary of the Treasury, and may include activities that are financial in nature, incidental to an activity that is financial in nature, or complimentary to a financial activity and that do not pose a safety and soundness risk. The 1999 Act enumerates activities considered financial in nature (in addition to those already permitted to bank holding companies), including underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker; providing investment or financial advice; underwriting, dealing in or making markets in securities; and merchant banking (subject to certain limitations).

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

The 1999 Act has resulted or is expected to result in new or revised regulations for such matters as (1) newly authorized activities for bank holding companies and financial holding companies, (2) financial privacy, (3) customer protections for bank insurance sales, (4) the Community Reinvestment Act, (5) overseas activities of bank holding companies, (6) bank derivatives transactions and intra-day credit, (7) activities allowed in national bank operating subsidiaries, and (8) broker-dealer registration requirements for bank sales of "new hybrid products.

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

The Corporation's ability to pay dividends on its Common Stock is subject to the rights of senior security holders and lenders, which will include the holders of preferred stock in the future if preferred stock is issued. Dividend payments will also be dependent upon its separate liquidity needs. See Item 7, "Management's Discussion and Analysis of Financial Condition." In that regard, Federal and state statutes, regulations and policies impose restrictions on the payment of management fees and cash dividends by the Bank to the Corporation. Information regarding the Company's cash dividend payment history can be found in Item 5, "Market for Common Equity and Related Stockholder Matters."

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

Ratio Category            Total Risk-Based     Tier 1 Risk-Based        Leverage
----------------          ----------------     -----------------        ----------
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

Based on its capital position at December 31, 2000, the Bank is considered well capitalized.

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

The capital totals of the Corporation and the Bank, as of December 31, 2000, exceeded the amounts of capital required under the regulatory guidelines. The following table shows the capital of the Corporation and the Bank, as a percentage of assets, and the capital which they are required to maintain under the capital regulations, as of December 31, 2000:



                                            Corporation       Bank

Leverage capital ratio                      7.5%              7.4%
Required leverage capital ratio             3.0% - 5.0%*      3.0% - 5%*
Total risk-based capital ratio              10.7%             10.6%
Required total risk-based capital ratio     8.0%              8.0%
Tier 1 risk-based capital ratio             9.5%              9.4%
Required tier 1 risk-based capital ratio    4.0%              4.0%

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

(c) Privacy. The 1996 Amendments to the Fair Credit Reporting Act allow a bank to share customer information with its affiliates providing the bank's customers are given the opportunity to 'opt out' by way of language contained in a bank's loan applications, loan agreements and other forms. The Gramm-Leach-Bliley Act of 1999 requires financial institutions to provide further customer protections regarding the sharing or selling of nonpublic personal information, including disclosure by an institution of its policies regarding confidentiality and security of such personal information and further requirements regarding notices to customers and the customer's opportunity to exercise a non-disclosure option. Regulations to implement these requirements were adopted by the regulatory agencies in May, 2000 for which compliance is optional until July 2001. California state law provides protection against furnishing customer information to third parties (other than law enforcement officials).

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

The Corporation leases facilities for its five branch offices in Sonoma County under various leases which expire under various dates, including options to renew through the year 2025.

The Bank also leases other property for its supermarket branches in Sonoma County and loan production offices in California and Arizona.

The Bank has signed a lease to be used as an operation center. The data processing, bookkeeping, personnel and finance departments will be relocating to the new facility during the third quarter of 2001. By relocating these functions the Bank will have adequate facilities at the Main Branch and the Lending and Loan Administration facilities to meet present needs. Additional, facilities may be needed based upon the expansion of the Bank.

The Bank has invested in loans secured by real property collateral. The Bank's policies with respect to such loans are described under the caption "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation - Loan Portfolio."

ITEM 3.   Legal Proceedings

Neither the Corporation nor the Bank is a party to any material pending legal proceedings, other than proceedings arising in the ordinary course of the Bank's business. None of these are expected to have a material adverse impact on the financial position or results of operations of the Corporation or Bank.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of shareholders during the fourth quarter of 2000.


     Part II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
Matters

On February 15, 2001, the Corporation had 3,768,146 shares of common stock outstanding, held by approximately 301 shareholders of record.

At February 15, 2001, the directors and officers of the Corporation and the Bank hold 11.2% and beneficially own 35.6% of the outstanding shares. See "Item 12, Security Ownership of Certain Beneficial Owners and Management," herein. Under SEC rules, the directors and officers are restricted in the amount of securities they may sell without registration under the Securities Act of 1933, as amended. In general, directors and officers each may offer up to 37,681 shares in any three month period without such registration.

As of February 15, 2001, the directors, officers and staff also have the right to acquire 1,097,003 additional shares upon the exercise of options granted pursuant to the Corporation's Stock Option Plans.
Should several directors and officers choose to exercise options and sell their shares on the market, such that a large number of shares are offered at one time, the price of the common stock could be adversely affected.

The Corporation's common stock is not listed on any securities exchange or on the National Association of Securities Dealers Automated Quotations (NASDAQ) System. The firms First Union Securities, Inc. and Mutual Securities, located in Santa Rosa, and Hoefer & Arnett and First Security Van Kasper, located in San Francisco, are presently making a
market in the stock.   The Corporation's trading symbol is NREB. The
following chart shows the high and low bid quotations and the volume of transactions in the Corporation's stock for the periods indicated. The volume information has been provided to the Corporation by Hoefer & Arnett of transactions reported to NASDAQ and does not include privately negotiated transactions. After September 30, 2000, the trading volume was obtained from the OTC bulletin board web site. The prices provided by Mutual Securities are inter-dealer prices, do not necessarily represent actual transactions and do not include retail mark-ups, mark-downs or commissions. After September 30, 2000, the prices were obtained the from the business section of the Press Democrat. The bid prices and numbers of shares in this table have been adjusted for the impact of the stock dividends issued during 1999 and 2000.







                  Bid Quotations for the Corporation's Common Stock
                                                           Approximate
                                  High        Low       Trading Volume
                                  ----        ----      --------------
Quarter Ended
March 31, 1999                    18.08       12.48       440,228
June 30, 1999                     17.38       16.19       125,265
September 30, 1999                17.03       16.31        81,900
December 31, 1999                 18.70       15.83       289,275

March 31, 2000                    18.57       13.81       196,245
June 30, 2000                     15.63       13.88       135,250
September 30, 2000                16.75       14.50       242,500
December 31, 2000                 18.75       16.50       130,930


Due to the lack of any significant trading and no established public market, the prices indicated above should not be considered an indication of the market value of the shares. There is no assurance that any significant trading market for the shares will develop in the future and there are no assurances as to the price at which shares may be traded in the future. The bid and asked prices of the Corporation's common stock were $21.62 and $22.12, respectively, on February 15, 2001.

Dividends

On March 21, 2000, the Corporation declared a 5% stock dividend to shareholders of record on May 3, 2000. On April 6, 1999, the
Corporation declared a 5% stock dividend to shareholders of record on May 18, 1999.

The Corporation has not paid any cash dividends since 1995. There is no assurance that dividends will be paid, or, if paid, what the amount of any such dividends will be. The future dividend policy of the Corporation is subject to the discretion of the Board of Directors and will depend upon a number of factors, including earnings, financial condition, cash needs and general business conditions. In addition, the Board of Directors may declare dividends only out of funds legally available therefor. See "Supervision and Regulation - Dividends Payable by the Corporation."

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

The approval of the Comptroller is required if the total of all dividends declared by a bank in any calendar year will exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock which may be outstanding. Moreover, the Comptroller may prohibit the payment of dividends which would constitute an unsafe and unsound banking practice. As of December 31, 2000, $11,621,000 of retained earnings of the Bank was available for the payment of dividends under this requirement.

ITEM 6.   Selected Financial Data

(Dollars in thousands)
Year ended December 31,                             2000       1999        1998        1997        1996
                                               ---------   --------   ---------   ---------   ---------
Interest income                                  $39,894    $29,824     $25,399     $20,645     $16,423
Interest expense                                  19,495     12,836      11,103       9,191       7,191
Net interest income                               20,399     16,988      14,296      11,454       9,232
Provision for loan losses                            960        800         480         650         420
Non-interest income                                1,456      1,572       1,702       1,403       1,620
Non-interest expense                               9,530      8,428       7,582       6,716       6,407
Income before income taxes                        11,365      9,332       7,936       5,491       4,025
Provision for income taxes                         4,513      3,754       3,171       2,218       1,719
Net Income                                         6,852      5,578       4,765       3,273       2,306
Earnings per share:
  Basic*                                           $1.82      $1.50       $1.31       $0.91       $0.63
  Diluted*                                         $1.75      $1.41       $1.26       $0.90       $0.62
Per Share:
  Cash Dividends paid                              $0.00      $0.00       $0.00       $0.00       $0.00
  Book value at December 31*                       $9.59      $7.77       $6.20       $4.92       $4.04
Average common shares outstanding*             3,760,230  3,719,153   3,639,856   3,578,749   3,655,219
Average diluted common shares outstanding*     3,915,841  3,951,941   3,770,284   3,644,465   3,698,864
Shares outstanding at December 31 (Actual)     3,766,382  3,560,296   3,309,712   1,555,069   1,461,400

   At December 31
Loans, net                                       432,446    357,225     267,029     204,408     165,681
Total assets                                     494,390    397,928     322,253     233,737     224,793
Total deposits                                   453,437    357,867     295,969     214,747     209,235
Borrowed funds                                     1,828      9,050       1,872           0           0
Shareholders equity                               36,103     29,062      22,810      17,709      14,338

   Financial Ratios:
For the year:
  Return on average assets                         1.54%      1.59%       1.69%       1.43%       1.26%
  Return on average equity                        20.87%     21.62%      23.39%      20.30%      17.57%
  Net interest margin                              4.71%      5.03%       5.23%       5.22%       5.31%
  Net loan losses to average loans                 0.01%      0.01%       0.00%       0.08%      -0.04%
  Efficiency ratio                                43.60%     45.41%      47.39%      52.24%      59.04%
At December 31
  Equity to assets                                 7.30%      7.30%       7.08%       7.58%       6.38%
  Total capital to risk adjusted assets           10.69%     10.54%      10.63%      10.95%      10.44%
  Nonperforming assets to total loans & OREO       0.51%      0.52%       0.02%       0.29%       0.47%
  Nonperforming assets to total assets             0.46%      0.47%       0.02%       0.26%       0.35%
  Allowance for loan losses to total loans         1.06%      1.04%       1.11%       1.22%       1.20%
  Allowance for loan losses to non-performing
   assets                                        207.58%    200.58%    4869.35%     542.52%     466.21%


 * Prior years have been adjusted for stock dividends and stock split during 1997, 1998, 1999, and 2000.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Corporation's sole subsidiary is Sonoma National Bank ("Bank"), and its primary activities are the commercial banking activities engaged in through the Bank. The following discussion of financial condition and results of operations focuses primarily on the Bank, for the years ended December 31, 1999 and 2000.

During 2000, total consolidated assets grew 24.2% to $494,390,000 at December 31, 2000. Total consolidated assets grew 23.5% during 1999 to $397,928,000 at December 31, 1999. The growth in both years results from strong loan demand. See discussion on Loan Portfolio.

Total deposits increased 26.7% to $453,437,000 when comparing December 31, 2000 to December 31, 1999. For the year ended December 31, 1999, total deposits increased 20.9% to $357,867,000. Deposits increased to fund the loan growth mentioned above. See discussion on Deposits.

Results of Operations Summary

The Corporation's consolidated net income for the year ended December 31, 2000 was $6,852,000 as compared to $5,578,000 for the year ended December 31, 1999, an increase of 22.8%. The Corporation's consolidated net income for the year ended December 31, 1999, increased 17.1% over the year ended December 31, 1998.

Net interest income before provision for loan losses increased $3,411,000, or 20.1%, when comparing the year of 2000 to 1999. This increase results from the growth in the volume of loans on which the Bank earns a net interest margin. The Bank's interest margin for 2000 equaled 4.71% compared to 5.03% in 1999 and 5.23% in 1998. See, "Net Interest Income."

The provision for loan losses increased $160,000 in 2000 over 1999. See, "Allowance for Loan Losses." Non-interest income decreased $116,000 primarily due to a decrease in the amount of $112,000 in service charges on deposits. See, "Non-Interest Income." Operating expenses increased by $1,102,000 primarily because of growth of the Bank. A new branch office was opened in Petaluma, California in November 2000 and 2000 was the first full year of operation of the Sebastopol branch which opened in December 1999.

When comparing 1999 to 1998 the provision for loan losses increased $320,000 from $480,000 in 1998 to $800,000 in 1999 and other income decreased $130,000 from $1,702,000 in 1998 to $1,572,000 in 1998.
Operating expenses increased $846,000 during 1999 primarily due to increases in personnel costs, a new branch office and the relocation of the lending staff to larger space.

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

For the year ended December 31, 2000, net interest income before the provision for loan losses totaled $20,399,000 as compared to $16,988,000 for the year ended December 31, 1999, representing an increase of 20.1%. The majority of this increase results from the net margin earned on growth in the loan portfolio, largely from the increase in commercial real estate and construction loans. See, "Loan Portfolio." During 1999, net interest income before the provision for loan losses increased $2,692,000 or 18.8%, from $14,296,000 in 1998 to $16,988,000, primarily due to the net margin earned on growth in the loan portfolio.


The Bank's net interest margin (expressed as a percentage, the yield on average interest earning assets less the rate paid on average interest bearing liabilities) moved from 5.23% in 1998 to 5.03% in 1999 to 4.71% in 2000. Several factors impact the Bank's net interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loan and earning assets, non-accrual loan balances and mix of deposits and other funding sources.

     Changes in Market Interest Rates

Changes in economic condition and actions of Federal Reserve Board to the Fed Funds and Discount rates have a direct impact on the Bank's net interest margin since prime rate generally moves with Federal Reserve Board changes. During 2000 prime rate increased from 8.5% at December 31, 1999 to 9.5% at year end. During January 2001, the Federal Reserve Board dropped the Fed Funds rate by 100 basis points which resulted in the prime rate declining to 8.5%. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

Since the Bank is asset sensitive, meaning more assets are immediately adjustable than liabilities, the net interest margin tends to increase when rates increase and tends to decrease in a declining rate environment.

The full impact of rate changes on the Bank's earnings are not realized for several months, since not all loans or deposits reprice immediately. The majority of SBA loans are tied to the prime rate and reprice on a calendar quarter basis. The Bank has adjustable rate loans, mainly commercial real estate loans, that are tied to indexes which adjust at a slower pace, such as the Eleventh District Cost of Funds Index (COFI). The COFI index moved from 4.66% for December 1998 to 4.85% for December 1999 to 5.62% for December 2000. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise.

     Level of Loans Relative to Deposits

The net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans-to-deposits increased during 2000, when it averaged 98.2%, as compared to 96.1% in 1999 and 94.9% in 1998. An increase in the loan-to-deposit ratio generally results in increased net interest margin.

     Mix of Loan and Earning Assets

Changes in the mix of loans also impact the Bank's interest margin. The Bank grew average loans by $91.2 million in 2000 and $68.5 million in 1999. In both those years the majority of the growth occurred in commercial real estate loans. Increases of $80.5 and $49.4 million, respectively which bear the lowest average interest yield of 8.93% in 2000 and 8.90% in 1999. The majority of commercial real estate loan rates are tied to COFI and generally adjust every six months which is a major factor in explaining why the yield moved up only 3 basis points. Late in 1999, the Bank made a group of apartment loans (approximately $20 million) which were tied to COFI with a lower interest margins than other commercial real estate loans. The impact of these lower rates and the slower repricing schedule of COFI loans negatively impacted the Bank's interest margin.

Average SBA loans yields for 2000 increased 95 basis points over last year. The majority of these loans reprice to prime rate on a quarterly repricing schedule.

Construction loans grew $8.2 million during 2000. The average yield was 10.35% during 2000 compared to 10.41% in 1999. These loans have short maturity dates (approximately one year). Rates competition for construction loans has been strong within our market area.

Interest income increased from $25.4 million in 1998 to $29.8 million in 1999 to $39.9 million in 2000. This is a direct result of growth in loans. Average loans increased from $239.5 million in 1998 to $308.0 million in 1999 to $399.2 million in 2000. The yield on loans fluctuated from 9.85% in 1998 to 9.20% in 1999 to 9.47% in 2000. The 65 basis point decline during 1999 resulted primarily from the mix in loans and the lag in repricing COFI loans. In 2000 the Bank experienced the benefit of increasing rates on prime based loans with the repricing benefit of COFI loans still to be realized. The Bank continues to experience increased competition for loans, which has resulted in lower loan pricing in the market place, and may impact the Bank's offering rates on new loans in the future.

Overall loan portfolio yields are affected by deferred loan fees and discounts on loans. These fees and discounts are amortized to income over the life, or estimated life, of the loan with which they are associated and serve to increase loan portfolio yields. Interest income on loans includes loan fee income of $1,403,000 for the year ended December 31, 2000, $1,246,000 for the year ended December 31, 1999 and $1,095,000 for the year ended December 31, 1998. This fee income increased yields on average loans by 35 basis points in 2000, as compared to 40 basis points in 1999. Deferred loan fees are a product of origination and commitment fees net of certain direct loan origination costs. The deferred fee amounts equaled $2,366,000 at December 31, 2000, and $2,122,000 at December 31, 1999. Deferred fees are netted against total loans in the balance sheet.

Discounts on the unguaranteed portion of SBA loans are recorded as an asset when the guaranteed portion of the SBA loan is sold. These discounts are amortized as an adjustment to the loan yields over the estimated life of the SBA loan. As of December 31, 2000, $594,000 was recorded as discounts compared to $568,000 at December 31, 1999. These discounts are netted against total loans in the balance sheet.

     Non-Accrual Loan Balances

Loans carried as non-accrual reduce the portfolio yield, since the balance of a non-accrual loan is maintained in the loan total but no interest is accrued. Non-accrual loans are included in the loan amounts in the average balance sheets below. Interest foregone on non-accrual loans equaled $186,000 during 2000 compared to $60,000 during 1999 and $12,000 in 1998 which had a negative impact on the net interest margin. The allowance for loan losses has no direct effect on yield. For further discussion see "Allowance for Loan Losses."

     Mix of Deposits and Other Funding Sources

Interest expense increased 51.9% when comparing 1999 to 2000, due to increases in interest bearing deposits, particularly in time deposits which bear the highest cost. The average cost of interest paid on interest bearing deposits for the year ended December 31, 2000 was 5.39% versus 4.62% for the year ended December 31, 1999. Deposit costs increased at a significantly faster rate than loan yields during 2000. Deposit costs rose 77 basis points with loan yield increasing only 27 basis points which had a major impact on the net interest margin for 2000.

The Bank's money market rate account, the Sonoma Investors Reserve Account remained competitive and grew $28.9 million during 2000. Balances held in Sonoma Investors Reserve accounts increased from $87.0 million December 31, 1998 to $97.5 million at December 31, 1999 and $126.4 million at year end 2000. Average balances for all money market accounts at the Bank were $77.5 million for 1998, $87.9 million for 1999 and $118.9 million for 2000. The rate offered on the Sonoma Investors Reserve account is repriced on a weekly basis. The cost of these funds had been tied to the 90 day U.S. Treasury Bill. The U.S. Treasury Bill was very volatile during 2000 which led to the rapid increase in the interest paid on this account. In November 2000, the Bank changed from this volatile index to a discretionary rate which will allow the Bank to manage the cost more effectively and remain competitive in our market area. Due to the weekly repricing, changes in rates on the Sonoma Investors Reserve Account had a more immediate impact on the Bank's cost of funds than changes in rates on time certificates. The cost of funds on savings and money market accounts equaled 4.06% in 1999 compared to 5.03% in 2000.

The time deposits reprice at a slower pace, since certificates of deposits usually do not reprice until their maturity dates, which generally range from six months to eighteen months. Time deposits have fluctuated from $146.6 million at December 31, 1998 to $132.9 million at December 31, 1999 to $254.0 million at December 31, 2000. During both 1999 and 2000, the Bank ran several time deposit campaigns at rates slightly higher than its local competitors. These higher priced deposits were used to fund the rapid growth in loans. The cost of time deposits averaged 5.91% in 2000 and 5.26% in 1999 compared to savings and money market rate accounts which averaged 5.03%in 2000 and 4.06% in 1999. Growth in time deposits which bear the highest cost, has a negative impact on the Bank's cost of funds and net interest margin.

Average non-interest bearing deposits increased 7.4% in 2000. In 2000 and 1999, the majority of the Bank's growth was funded by time certificates and money market accounts. The Bank has the ability to borrow from the Federal Home Loan Bank (FHLB) at cost which is lower than market rates on deposits. The Bank's borrowing capacity has been increased to approximately $100 million, based on collateral, as a result of the restructuring of the FHLB. The Bank has borrowed from the FHLB to match fund two long term loans ($1.8 million) and has also borrowed on a short term basis during times of reduced liquidity. Currently, the Bank uses this line as a contingency source of funds. The Bank plans to pledge additional collateral which will increase our borrowing capacity to a level which would allow the Bank to use the FHLB as a source of funds for loan growth.

The Bank's margin had been relatively stable during 1998 and then declined in 1999 and 2000. Changes in the mix of loans and deposits, changes in the ratio of loans-to-deposits, pricing competition and market rates all impact the Bank's margin. During 1999, the Bank's cost of funds decreased 5.8%, while the rate earned on loans decreased 7.1% which negatively impacted income. The Bank's average loans-to-deposits ratio increased from 94.9% in 1998 to 96.1% in 1999, and this had a positive impact on net interest margin.

The tables on the following pages (i) summarize the distribution, by amount, of the average assets, liabilities and shareholders' equity of the Corporation for the periods indicated and (ii) set forth the yields on earning assets and the rates paid for interest bearing liabilities during the periods indicated. Averages are computed primarily from daily balances.

                    AVERAGE BALANCE SHEET
                          Year Ended
                         December 31, 2000
(dollars in thousands)
                                                      Interest   Average
                                              Average   Income     Yield
                                              Balance /Expense     /Rate
                                              ------- --------   -------
Certificates of deposit
  with other banks                               $498      $35     6.95%
Investments                                     3,908      229     5.85%
Federal funds sold                             29,382    1,814     6.18%
Loans:
  Commercial (including SBA loans)            124,131   12,694    10.23%
  Installment loans to individuals              1,701      178    10.45%
  Real estate - Construction                   37,215    3,850    10.35%
  Real estate - Other                         236,123   21,094     8.93%
                                              ------- --------   -------
  Total Loans                                 399,170   37,816     9.47%
                                              ------- --------   -------
Total earning assets                          432,958   39,894     9.21%
                                                      --------
Non-earning assets:
  Allowance for loan losses                    (4,227)
  Deferred Loan Fees & Discounts               (2,780)
  Cash and due from banks                      11,322
  Other assets                                  8,466
                                              -------
TOTAL ASSETS                                 $445,739
                                              =======
Deposits:
  Demand - interest bearing                   $17,012      178     1.04%
  Savings & money market                      118,942    5,981     5.03%
  Time certificates                           221,797   13,116     5.91%
                                              ------- --------   -------
  Total interest bearing deposits             357,751   19,275     5.39%
Other Interest bearing liabilities              3,736      220     5.88%
                                              ------- --------   -------
Total Interest bearing deposits &
  liabilities                                 361,487   19,495     5.39%
                                                      --------
Non-interest bearing liabilities:
  Non-interest bearing deposits                48,655
  Other liabilities                             2,758
  Shareholders' equity                         32,839
                                              -------
TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY                  $445,739
                                              =======
Net interest income                                    $20,399
                                                      ========
Net interest margin                                      4.71%
                                                      ========





                    AVERAGE BALANCE SHEET
                          Year Ended
                         December 31, 1999
(dollars in thousands)
                                                      Interest   Average
                                              Average   Income     Yield
                                              Balance /Expense     /Rate
                                              ------- --------   -------
Certificates of deposit
  with other banks                                 $0       $0
Investments                                     5,170      275     5.31%
Federal funds sold                             24,772    1,203     4.86%
Loans:
  Commercial (including SBA loans)            121,650   11,292     9.28%
  Installment loans to individuals              1,738      186    10.68%
  Real estate - Construction                   29,020    3,022    10.41%
  Real estate - Other                         155,605   13,846     8.90%
                                              ------- --------   -------
  Total Loans                                 308,013   28,346     9.20%
                                              ------- --------   -------
Total earning assets                          337,955   29,824     8.82%
                                                       -------
Non-earning assets:
  Allowance for loan losses                    (3,328)
  Deferred Loan Fees & Discounts               (2,286)
  Cash and due from banks                      10,550
  Other assets                                  7,105
                                              -------
TOTAL ASSETS                                 $349,996
                                              =======
Deposits:
  Demand - interest bearing                   $15,833     $176     1.11%
  Savings & money market                       92,468    3,750     4.06%
  Time certificates                           167,224    8,794     5.26%
                                              -------  -------   -------
  Total interest bearing deposits             275,525   12,720     4.62%
Other Interest bearing liabilities              2,132      116     5.44%
                                              ------- --------   -------
Total Interest bearing deposits
 & liabilities                                277,657   12,836     4.62%
                                                      --------
Non-interest bearing liabilities:
  Non-interest bearing deposits                44,656
  Other liabilities                             1,882
  Shareholders' equity                         25,801
                                              -------
TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY                  $349,996
                                              =======

Net interest income                           $16,988
                                              =======
Net interest margin                             5.03%
                                              =======

                      AVERAGE BALANCE SHEET
                          Year Ended
                         December 31, 1998
(dollars in thousands)
                                                      Interest   Average
                                              Average   Income     Yield
                                              Balance /Expense     /Rate
                                              ------- --------   -------
Certificates of deposit
  with other banks                                $ 0      $ 0
Investments                                     5,660      332     5.87%
Federal funds sold                             28,047    1,466     5.23%
Loans:
  Commercial (including SBA loans)            113,108   11,357    10.04%
  Installment loans to individuals              1,761      193    10.99%
  Real estate - Construction                   18,473    2,142    11.59%
  Real estate - Other                         106,207    9,909     9.32%
                                              ------- --------   -------
  Total Loans                                 239,549   23,601     9.85%
                                              ------- --------   -------

Total earning assets                          273,256   25,399     9.29%
                                                      --------

Non-earning assets:
  Allowance for loan losses                    (2,765)
  Deferred Loan Fees & Discounts               (1,992)
  Cash and due from banks                       8,072
  Other assets                                  6,181
                                              -------
TOTAL ASSETS                                 $282,752
                                              =======

Deposits:
  Demand - interest bearing                   $12,608     $134     1.06%
  Savings & money market                       81,359    3,395     4.17%
  Time certificates                           132,938    7,568     5.69%
                                              ------- --------   -------

  Total interest bearing deposits             226,905   11,097     4.89%

Other Interest bearing liabilities                130        6     4.61%
                                              ------- --------   -------

Total Interest bearing deposits &
 liabilities                                  227,035   11,103     4.89%
                                                      --------

Non-interest bearing liabilities:
  Non-interest bearing deposits                33,917
  Other liabilities                             1,426
  Shareholders' equity                         20,374
                                              -------

TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY                  $282,752
                                              =======

Net interest income                                    $14,296
                                                      ========

Net interest margin                                      5.23%
                                                      ========

The following tables set forth the changes in net interest income due to changes in interest rates and the volume of assets and liabilities between years. Variances attributable to simultaneous rate and volume changes are all allocated to volume change amount.


                   ANALYSIS OF VOLUME AND RATE CHANGES
                   ON NET INTEREST INCOME AND EXPENSE
                             2000 OVER 1999
(dollars in thousands)
                                            Volume   Yield/Rate   Total
                                            ------      ------  -------
Increase/(decrease) in interest income:
Certificates of deposit  with other banks      $35         $ -      $35
Investments                                    (67)         21      (46)
Federal funds sold                             223         388      611
Loans:
  Commercial (incl. SBA loans)                 223       1,179    1,402
  Installment loans to individuals              (4)         (4)      (8)
  Real estate - Construction                   850         (22)     828
  Real estate - Other                        7,177          71    7,248
                                            ------      ------  -------
  Total                                      8,437       1,633   10,070
                                            ------      ------  -------
Increase/(decrease) in interest expense:
Deposits & other interest bearing
 liabilities:
  Demand - interest bearing                     14         (12)       2
  Savings & money market                     1,077       1,154    2,231
  Time certificates                          2,880       1,442    4,322
  Other interest bearing liabilities            88          16      104
                                            ------      ------  -------
  Total                                      4,059       2,600    6,659
                                            ------      ------  -------
Increase/(decrease) in net interest income  $4,378       $(967)  $3,411
                                            ======      ======   ======


                   ANALYSIS OF VOLUME AND RATE CHANGES
                   ON NET INTEREST INCOME AND EXPENSE
                             1999 OVER 1998
(dollars in thousands)
                                            Volume   Yield/Rate   Total
                                            ------      ------  -------

Increase/(decrease) in interest income:
Certificates of deposit  with other banks       $0          $0       $0
Investments                                    (28)        (29)     (57)
Federal funds sold                            (171)        (92)    (263)
Loans:
  Commercial (incl. SBA loans)                 860        (925)     (65)
  Installment loans to individuals              (2)         (5)      (7)
  Real estate - Construction                 1,222        (342)     880
  Real estate - Other                        4,591        (654)   3,937
                                            ------      ------  -------
  Total                                      6,472      (2,047)   4,425
                                            ------      ------  -------
Increase/(decrease) in interest expense:
Deposits & other interest bearing
 liabilities:
  Demand - interest bearing                     34           8       42
  Savings & money market                       457        (102)     355
  Time certificates                          1,945        (719)   1,226
  Other interest bearing liabilities            92          18      110
                                            ------      ------  -------
  Total                                      2,528        (795)   1,733
                                            ------      ------  -------
Increase/(decrease) in net interest income  $3,944     ($1,252)  $2,692
                                            ======      ======   ======


Provision for Loan Losses

The provision for loan losses was $960,000 for 2000, compared to $800,000 in 1999 and $480,000 in 1998. The increase in the provision reflects the overall growth in loans and the increase in non-accrual loans during this year. For further discussion see "Allowance for Loan Losses."

Non-Interest Income

Non-interest income equaled $1,456,000 in 2000 compared to $1,572,000 in 1999 and $1,702,000 in 1998. The following table sets forth income by category for the years indicated.



                                              Years ended December 31,
(Dollars in thousands)                       2000      1999      1998
                                          -------   -------   -------
Gain on SBA loan sales                       $451      $475      $619
Service charges on deposits                   332       444       367
Loan servicing fees                           285       301       347
Merchant and other service fees               137       152       117
Income on insurance policies                  128       105       105
Discount brokerage                              8        19        72
Gain on OREO sales                             39        (2)        1
Other                                          76        78        74
                                          -------   -------   -------
  Total Other Income                       $1,456    $1,572    $1,702

                                          =======   =======   =======

Non-interest income is derived primarily from gains on sales of SBA loans, service charges on deposit accounts, earnings on life insurance and SBA loan servicing fees. When comparing the year ended December 31, 2000 to December 31, 1999, non-interest income decreased 7.9% to $1,456,000, compared to $1,572,000 in 1999. This decline results primarily from lower service charges on deposit accounts see discussion below under "Service Charges on Deposits." When comparing the year ended December 31, 1999 to December 31, 1998, non-interest income decrease 7.6% to $1,572,000, compared to $1,702,000 in 1998. This decline results primarily from lower income on SBA loan sales.

     Gains on SBA Loan Sales

Gains on the sale of the guaranteed portion of SBA loans decreased to $451,000 in 2000 versus $475,000 in 1999. This decrease in gains on sales resulted from a decline in the premium offered by the secondary market. Due to the general strength of the economy and low interest rate environment over the last few years, SBA borrowers had been refinancing in order to take advantage of lower rates and increased equity of their collateral. Due to these prepayments the yields to investors had declined and premiums were reduced. The Bank's premiums averaged 4.10% in 2000 compared to 5.40% in 1999 and 9.4% during 1998. During 2000, the Bank sold SBA loans totaling $11,004,000, compared to $10,017,000 in 1999 and $7,144,000 in 1998.

     Service Charges on Deposits

Non-interest income includes service charges on deposit accounts.
During 2000, service charges totaled $332,000 versus $444,000 in 1999. Service charges vary depending upon the customers' uses of various Bank services. During 1999, the Bank had a customer who typically had high service charges based upon the account balances and the services provided. That customer moved their banking relationship to another financial institution which resulted in a noticeable decline in service charge income. In addition, the earnings credit rate during 1999 was lower than it was during 2000 which meant that account holders' earnings were lower to cover the cost of services. This resulted in higher services charges during 1999. Additionally, our business account holders have learned to manage their accounts activity to minimize their service charges, resulting lower service charges on business accounts.

     Loan Servicing Fees

SBA servicing fees decreased to $285,000 for 2000 compared to $295,000 for 1999 and $339,000 for 1998. Service fee income is based on loan payments and loan payoffs received, and therefore, varies from year to year. During 2000, the Bank's average SBA loan portfolio serviced was $30.3 million versus $25.3 million for 1999 and $28.7 million in 1998. The fluctuation in the serviced portfolio is caused by timing of SBA loan payoffs and sales.

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

     Income on Insurance Policies

Non-interest income also includes earnings on life insurance held for certain directors and senior officers which totaled $128,000 in 2000 versus $105,000 in 1999.

     Discount Brokerage

Discount brokerage services generated $8,000 in 2000 compared to $19,000 in 1999 and $72,000 in 1998. This service was well received by Bank customers; however, due to the risk associated with discount brokerage services it was determined that the Bank would no longer offer this service effective January 1999 which accounts for the decline in income from this source. The Bank continues to receive a monthly fee on the open accounts which had been created during the time this service was offered.

     Gain on OREO Sales

During 2000, $39,000 in gain on sale of other real estate owned (OREO) was recorded compared to a $2,000 loss in 1999 and $1,000 gain in 1998. See, "Other Real Estate Owned."

     1999 compared to 1998

Non-interest income for 1999 totaled $1,572,000, compared to $1,702,000 in 1998. The decrease in gains on the sale of the guaranteed portions of SBA loans, which totaled $475,000 in 1999 compared to $619,000 in 1998 negatively impacted non-interest income. SBA servicing fees decreased during 1999 to $295,000 compared to $339,000 in 1998. During 1999, discount brokerage services added $19,000, before expenses. Service charges also increased $77,000 during 1999.



Non-Interest Expense

Non-interest expenses include salaries and employee benefits, occupancy, equipment and the general expenses required for the operation of the Corporation and the Bank. For the year ended December 31, 2000, non-interest expenses totaled $9,530,000, an increase of 13.1% over the previous year. The following table outlines the components of non-interest expense for the periods indicated:


(In thousands)
                                           Year Ended December 31,
                                           2000      1999      1998
Expense Item                            -------   -------   -------
Salaries & Employee Benefits             $5,468    $4,820    $4,284
Occupancy                                   855       789       747
Equipment                                   535       468       521
Advertising/Business
 Development/Donations                      493       441       365
Outside Customer Services                   420       347       278
Director & Shareholder expenses             296       311       296
Deposit and Other Insurance                 270       211       198
Postage & courier expenses                  222       209       179
Professional Fees                           245       165       151
Stationery & Supplies                       193       173       148
Telephone expense                           163       146       117
Loan expenses                                82       135       128
Other                                       288       213       170
                                         ------    ------    ------
TOTAL                                    $9,530    $8,428    $7,582
                                         ======    ======    ======

     Salaries and Employee Benefits

A portion of the 13.4% increase in salaries and benefits resulted from staff increases associated with the first full year of operation of the Sebastopol Branch which opened in December 1999 and the new branch in Petaluma which opened in November 2000. During 2000 incentive compensation increased due to increased loan production and deposit growth. Salaries also included increases for performance and promotions during the year. The Bank's full time equivalent (FTE) staff positions equaled 96 in 2000 compared to 83 in 1999 and 76 in 1998.

     Occupancy

Occupancy costs increased 12.2% due to the two new branch locations and annual increases in the rents charged on most facilities.

     Equipment

Equipment expenses increased 14.3% to $535,000 in 2000 as our use of technology continued to expand. In 2000, the Bank implemented a new teller system which required that each teller have a personal computer and printer. Our internet banking project commenced mid year and will be available to our customers in 2001. Equipment costs are expected to continue to increase during 2001 as the Bank grows and expands it usage of technology.

     Advertising/Business Development/Donations

Advertising and business development costs vary from year to year depending on the various promotions that have occurred during the year. These costs include promotion of various Bank services (Telebanc, SBA, commercial and construction lending and deposit campaigns) and promoting
new locations.   The Bank has continued its strong support of the local
community through contributions.

     Outside Customer Services

Outside customer services increased from $347,000 in 1999 to $420,000 in 2000. Analysis charges are a major expense included in this category. Analysis charges are customer expenses for title and escrow services, check charges, courier and payroll services incurred on behalf of customers who maintain non-interest bearing deposit balances sufficient to compensate for these costs. See, "Deposits." While some non-interest expense is incurred, management feels the contribution of the non-interest bearing demand accounts toward lowering the overall cost of funds more than offsets this cost.

     Director and Shareholder Expenses

Director and shareholder expenses decreased from $311,000 in 1999 to $296,000 in 2000. See "Compensation of Directors." Director fees vary depending upon the number of meetings during the year and director attendance at those meetings.

     Deposit and Other Insurance

Included in Deposit and Other Insurance are Regulatory assessments which have been increasing over the last several years to $117,000 in 1999 and to $174,000 in 2000. The Bank's deposit insurance premium is currently based upon the lowest cost category of zero cents per $100 of insured deposits. There can be no assurance that the deposit insurance rates will remain at this low level. Effective in 1997, the Bank was charged a "Financing Corporation" (FICO) assessment. The annual rate varies ($0.0202 for second half of 2000) and is calculated per $100 of insured deposits. This cost equaled $35,000 in 1999 and $76,000 in 2000. Also included is the fee (based upon total assets) assessed by the Office of the Comptroller of the Currency which equaled $82,000 in 1999 and $98,000 in 2000 See, "Description of Business-Supervision and Regulation."

     Professional Fees

Professional fees increased from $165,000 in 1999 to $245,000 in 2000. The Bank's legal costs increased $62,000 during 2000, due to the higher volume of past due and non-accrual loans and OREO which required legal assistance. Other professional fees include accounting services, outside data processing review, loan review services, SBA audit fees and computer training.

     Loan Expenses

Loan expenses vary between years based upon many factors. The Bank generally charges for direct costs associated with loan originations; however, broker fees on SBA 7a loans are paid by the Bank. During 2000, broker fees were included in cost recovery and recorded as part of deferred fees on loans and amortized as an adjustment to interest income in accordance with generally accepted accounting principles. Prior to this year these costs were recorded as a loan expense ($91,000 in 1999 compared to $1,000 in 2000). During 2000, foreclosure costs increased to $17,000 from $11,000 last year. During 1999, the Bank recovered the SBA's share of costs associated with managing SBA problem loans. The Bank had recorded the full amount as expense as the cost was paid. The net recovery was $30,000 as income during 1999 compared to $4,000 in 2000. Other expenses increased based upon growth in loans.

The other expense categories increased due to growth of the Bank.
Non-interest expenses are expected to increase in 2001 due to the anticipated growth in the Bank.

The increase in non-interest expenses of 11.1% from the 1998 total of $7,582,000 to $8,428,000 in 1999 was due primarily to staff incentives associated with increased volume of loan and deposit activity. The growth of the Bank with the new branch in Sebastopol and new loan production office in Walnut Creek resulted in higher costs.

Loan Portfolio

The following table shows the composition of the loan portfolio, by type of loan, as of the dates indicated.

(In thousands)
                                               December 31,
                                 2000       1999       1998       1997       1996
                             --------  ---------  ---------   --------  ---------
Type of Loan
Commercial                   $118,134   $112,277   $110,468    $91,860    $74,630
Real Estate Construction       46,244     39,523     28,177     10,982      1,533
Real Estate Other             273,298    210,119    131,661    103,936     91,347
Installment Loans to
 Individuals                    2,412      1,783      1,749      2,012      2,218
                             --------  ---------  ---------   --------  ---------
Total, gross                  440,088    363,702    272,055    208,790    169,728
                             --------  ---------  ---------   --------  ---------

Deferred fees and
 discounts, net                (2,961)    (2,690)    (2,007)    (1,843)    (2,005)
                             --------  ---------  ---------   --------  ---------
Total loans net of deferred
 fees and discounts           437,126    361,012    270,048    206,947    167,723
Allowance for loan losses      (4,681)    (3,787)    (3,019)    (2,539)    (2,042)
                             --------  ---------  ---------   --------  ---------
TOTAL LOANS, NET             $432,446   $357,225   $267,029   $204,408   $165,681
                             ========  =========  =========   ========  =========

The table above illustrates the Bank's emphasis on commercial and real estate lending. At December 31, 2000 and 1999 commercial loans comprised 26.8% and 30.9%, respectively, of the Bank's total loan portfolio. Construction and other real estate loans (combined) comprised 72.6% and 68.7% on those same dates. Management is aware of the risk factors in making commercial and real estate loans and is continuously monitoring the local marketplace as well as performing annual reviews of this portfolio.

The Bank makes commercial loans primarily to small and medium sized businesses and to professionals located within Sonoma County with SBA loans also being generated in California and Arizona. While the Bank emphasizes commercial lending, management does not believe that there is any significant concentration of commercial loans to any specific type of business or industry.

At December 31, 2000, 95% or $416 million of the Bank's loans were secured by real estate as the principal source of collateral. A worsening of economic conditions, a decline of real estate values and/or rising interest rates could have an effect on the value of real estate securing these loans.

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

The Bank originates loans guaranteed by the U.S. Small Business Administration ("SBA"). The guaranteed portion of each loan, typically ranging from 70% to 90%, may be sold to outside investors, usually at a price in excess of par. Under the new rules the 7(a) guarantees range from 75% to 85% with a maximum of $1,000,000. The unguaranteed portion on sold loans is generally retained in the Bank's loan portfolio. The Bank follows the same internal credit approval process when approving an SBA loan as when approving other loans. The majority of the Bank's SBA loans are secured by real estate. All SBA loans are reported in the chart above as Commercial Loans.

While SBA loans generally have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have a higher loan-to-value ratio than the Bank typically accepts. This risk is mitigated by the majority of the loans being secured by real estate. If a default on a SBA loan occurs the Bank shares proportionally in the collateral supporting the loan with the SBA which guarantees the loan. The SBA department also generates commercial and construction loans which are not SBA loans. At December 31, 2000, the Bank held $203,073,000 in loans generated by the SBA department, of which $93,889,000 were 7(a) loans of which $61,946,000 was guaranteed by the SBA. At December 31, 1999, the Bank held $165,019,000 in loans generated by the SBA department, of which $91,838,000 were 7(a) loans of which $60,948,000 was guaranteed by the SBA. There were no SBA guaranteed loans more than 90 days past due and still accruing interest: there were three SBA guaranteed loans totaling $1,791,000, of which $1,292,000 was guaranteed by the SBA, on non-accrual status, as of December 31, 2000. There were charge-offs totaling $36,000 on loans with SBA guarantees during 2000 and no charge offs on SBA guaranteed loans during 1999 and 1998.

The category entitled "Real Estate-Other" includes loans which are secured by real estate and not classified as a construction or commercial loan. The majority of these loans are secured by commercial real estate. The Bank offers residential mortgage loans on a limited basis. Home equity lines of credit, included in Real Estate - Other, equaled 1.1% of the total loan portfolio at December 31, 2000 compared to 0.7% at December 31, 1999. These loans are secured primarily by second trust deeds on single family residences. The Bank typically requires a loan-to-value ratio of no more than 80% for home equity loans. The rates are adjustable monthly based on the Bank's internal reference rate, and terms do not exceed ten years.

Real estate construction loans grew from $39,523,000 in 1999 to $46,244,000 in 2000. The Bank created a construction loan group during 1997 to focus on construction loans primarily for single family residences valued at under $4,000,000 located in Northern California. Construction loans are made to "owner/occupied" and "owner/users" of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. Loan-to-value ratios on construction loans depend upon the nature of the property. The Bank's policy is to require that the loan-to-value ratio ranges from 65% to 80% and that the borrower have a cash equity interest in the land ranging from 25%-50% or alternative collateral. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio, and on the earnings and financial condition of the Bank.

The Bank has a small portfolio of consumer loans, equaling 0.6% of the total loan portfolio at December 31, 2000. Personal lines of credit and overdraft protection are offered to customers. Regular underwriting procedures are followed depending upon the type of loans. Revolving lines are reviewed every two years.

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

The following table summarizes the Bank's loan maturities, by loan type, at December 31, 2000. Loans are categorized by the maturity of the final installment.


(In thousands)
                                    Real Estate-   Other Real
                      Commercial    Construction      Estate     Installment    Total
                      ----------    ------------   ----------    -----------   -------
Loans Maturing in:
One year or less:
 Fixed rate                 $809         $24,343     $18,707            $80    $43,939
 Variable rate            11,916          12,218       2,959              -     27,093
One to five years
 Fixed rate                3,035             514       7,340          1,512     12,401
 Variable rate             6,812           3,386      20,365             56     30,619
After five years
 Fixed rate                1,721             115      19,273            248     21,357
 Variable rate            93,841           5,668     204,653            516    304,678
                      ----------    ------------   ----------    -----------   -------
TOTAL                   $118,134         $46,244    $273,297          $2,412  $440,087
                      ==========    ============   ==========    ===========  ========

Of the total loans due in more than one year at December 31, 2000, $33,758,000 were at fixed interest rates, which includes loans currently at their floor rate, and $335,297,000 were at adjustable interest rates.

Interest Rate Sensitivity

The Bank attempts to lend at competitive interest rates and to reduce exposure to interest rate fluctuations by making most of its loans at adjustable interest rates.

The following table summarizes the Bank's loan portfolio by contractual repricing frequency and by loan type, at December 31, 2000. SBA loans are considered commercial loans for this analysis. Most of the SBA loans are secured by real estate. The Bank has approximately $16.1 million in adjustable loans which are priced at floor rate and are considered fixed rate loans, deemed to reprice at their maturity date for the purpose of this analysis.



(In thousands)
                                 Over 3      Over
                               3 Months    Months     1 Year
                                     or   through    through     Over 5
                                   Less    1 Year    5 Years      Years       Total
                               --------   -------    -------     ------    --------
Commercial                     $110,413    $1,190     $4,809     $1,722    $118,134
Real Estate -Construction        30,353    13,417      2,318        156      46,244
Real Estate -Other               44,754   153,217     55,139     20,187     273,297
Installment Loans                   753        22      1,390        247       2,412
                               --------  --------    -------    -------    --------
TOTAL                          $183,273  $167,846    $63,656    $22,312    $440,087
                               ========  ========    =======    =======    ========


Interest rate risk is reduced through the practice of making variable interest rate loans which are tied to an outside rate index. These loans "float", or adjust their rate as the interest rate environment changes. As of December 31, 2000 and 1999 approximately 82% and 73%, respectively, of the Bank's loan portfolio was comprised of loans with adjustable rates (excluding those which had reached their floors).

Allowance for Loan Losses

In accordance with its policy, the Bank maintains an allowance for loan losses to provide for losses in the loan portfolio. The allowance for loan losses is reviewed monthly and is based on an allocation for each loan category (e.g. Real Estate, Commercial), an allocation for undisbursed commitments, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition, management considers such factors as known loan problems, historical loan loss experience, loan concentrations, loan loss experience in the banking industry, evaluations made by bank regulatory agencies, assessment of economic conditions and other appropriate data to identify risks in the loan portfolio. Based upon this analysis of the allowance for loan losses (which incorporates the growth in the loan portfolio during the year), the Bank has increased the allowance by 23.6% to $4,680,000 at December 31, 2000 compared to $3,787,000 in 1999. The provision for loan losses for the year ended December 31, 2000 was $960,000 as compared to $800,000 for the year ended December 31, 1999. The increase in the allowance was based upon the growth in the loan portfolio during the year. The ratio of allowance to total loans outstanding (net of SBA loan guarantees) equaled 1.2% at December 31, 2000 and 1.3% at December 31, 1999.

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

(dollars in thousands)
                                       Year Ended December 31,
ALLOWANCE FOR LOAN LOSSES:          2000       1999       1998       1997       1996
                                  ------     ------     ------     ------     ------
Balance at Beginning of Period    $3,787     $3,019     $2,539     $2,042     $1,676
Provision for Loan Losses
 Charged to Expense                  960        800        480        650        420
Less Charge-Offs:
    Commercial                         0         13          0         48         38
    Real Estate-Other                 66          0          0        140          0
    Consumer loans                     0         19          0         34         24
                                  ------     ------     ------     ------     ------
        Total Charge-offs             66         32          0        222         62
                                  ------     ------     ------     ------     ------
Recoveries:
    Commercial                         0          0          0         69          8
    Real Estate - Other                0          0          0          0          0
    Consumer                           0          0          0          0          0
                                  ------     ------     ------     ------     ------
        Total Recoveries               0          0          0         69          8
                                  ------     ------     ------     ------     ------
Net Charge-offs/(Recoveries)          66         32          0        153         54
                                  ------     ------     ------     ------     ------
Balance at the End of the Period  $4,681     $3,787     $3,019     $2,539     $2,042
                                  ======     ======     ======     ======     ======

Total Loans Outstanding at End of
 Period-Net of SBA Guarantees   $378,141   $302,665   $213,034   $162,077   $141,472

Ratio of Ending Allowance to
 Ending Loans Outstanding-Net
 of SBA Loan Guarantees             1.2%       1.3%       1.4%       1.6%       1.4%


AVERAGE TOTAL LOANS             $399,170   $308,013   $239,549   $191,292   $148,025


Ratio of Net Charge-offs to
 Average Loans Outstanding
 During the Period                0.012%     0.010%       0.0%     0.079%     0.036%


During 2000 there were charged-offs on three real estate loans totaling $66,000 and no loan recoveries.

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


(dollars in thousands)
                         December 31,    December 31,    December 31,
                             2000            1999            1998
                                 % of             % of            % of
                       Amount   Loans    Amount  Loans    Amount  Loans
                       ------   -----    ------  -----    ------  -----
Category
Commercial            $1,194    26.8%    $1,269   30.8%   $1,565   40.6%
Real Estate -
 Construction          1,057    10.5        776   10.9       444   10.4
Real Estate -Other     2,383    62.1      1,700   57.8       959   48.4
Installment Loans         47     0.6         42    0.5        51    0.6
                      ------   -----     ------  -----    ------  -----
TOTAL                 $4,681   100.0%    $3,787  100.0%   $3,019  100.0%
                      ======   =====     ======  =====    ======  =====



(dollars in thousands)
                         December 31,     December 31,
                             1997            1996
                                 % of              % of
                       Amount   Loans    Amount   Loans
                       ------   -----    ------   -----
Category
Commercial             $1,312   44.0%    $1,081   44.0%
Real Estate -
 Construction             133    5.2         66     .9
Real Estate -Other      1,021   49.8        744   53.8
Installment Loans          73    1.0        151    1.3
                       ------  -----      -----  -----
TOTAL                  $2,539  100.0%    $2,042  100.0%
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

The following table sets forth information regarding nonperforming assets at the dates indicated.


(In thousands)
                                       2000   1999   1998   1997   1996
                                       ----   ----   ----   ----   ----
Nonperforming loans:
Non-accrual loans                     2,097  1,888     62    318    438
Accruing loans past due 90 days         158      0      0    150      0
Restructured loans                        0      0      0      0      0
  Total nonperforming loans           2,255  1,888     62    468    438
Other real estate owed                    0      0      0    130    359
                                      -----  -----   ----   ----   ----
  Total nonperforming/
 impaired assets                      2,255  1,888     62    598    797
                                      -----  -----   ----   ----   ----
Nonperforming assets to total loans
  and other real estate owned         0.51%  0.52%  0.02%   0.29%  0.47%

Nonperforming assets to
 total assets                         0.46%  0.47%  0.02 %  0.26%  0.35%



The following table sets forth the classified loans at the end of the last five years.


(In thousands)
                                 2000     1999    1998    1997     1996
                               ------   ------  ------  ------   ------
Substandard                    $3,071   $3,607  $2,679  $1,602   $1,383
Doubtful                            0        2      18      25      179
Loss                                0        0       0       0        0
Other real estate owned             0        0       0     130      359
                               ------   ------  ------  ------   ------
Total classified assets        $3,071   $3,609  $2,697  $1,757   $1,921
                               ======   ======  ======  ======   ======
Classified to total loans
 and other real estate owned    0.70%    0.99%   0.99%   0.84%    1.12%
Allowance for loan losses
 to total classified          152.43%  119.54% 106.22%  86.04%  114.62%


The amount of interest foregone on the loans on non-accrual at December 31, 2000 totaled approximately $186,000 for 2000 and $105,000 in interest was earned on those loans (prior to those loans being placed on non-accrual) during the year.

On December 31, 2000, the Bank had $2,097,000 in non-accrual loans, of which the total amount was collateralized by real estate and $1,292,000
was guaranteed by the SBA.   As of December 31, 1999, the Bank had
$1,888,000 in non-accrual loans, of which $959,000 was collateralized by real estate and $908,000 was guaranteed by the SBA.

Potential non-performing loans are identified by management as part of its ongoing evaluation and review of the loan portfolio. Based on such reviews as of December 31, 2000, management has no knowledge of information about any loan which causes management to have doubts about the borrowers' ability to comply with present repayment terms, such that the loan might subsequently be classified as non-performing.

Other Real Estate Owned

During 2000, the Bank sold one building acquired by the Bank through a foreclosure sale at a gain of $39,000. In 1999, there was one foreclosure which was sold at a loss of $2,000.

Deposits

The Bank obtains deposits primarily from shareholders, local businesses, loan customers and personal contacts by its business development staff, officers and directors. The Bank does not have any brokered deposits.

At December 31, 2000, deposits totaled $453,437,000, which was an increase of 26.7% from $357,867,000 at December 31, 1999.

Non-interest bearing demand deposits totaled $51,017,000 at December 31, 2000 as compared to $40,358,000 at December 31, 1999. Although these deposits do not bear interest, some of the account holders utilize the Bank's analysis system which gives earnings credits for their collected
average balances based on an internal index.   The customer may then use
those earnings credits towards various account services such as escrow accounting fees, courier services, payroll, and check printing paid to third party vendors. The balances in this type of account tend to vary and were lower than normal at the end of the year. The average balance for demand deposits grew to $48,655,000 during 2000 from $44,656,000 during 1999.

Time deposits increased $56.5 million or 28.6% in 2000. During both 1999 and 2000, the Bank offered highly competitive rates on time deposits in order to fund growth in loans. Time deposits increased from $146,584,000 at December 31, 1998 to $197,416,000 at December 31, 1999
to $253,959,000 at December 31, 2000. This shift to time deposits which bear a higher rate than other types of deposits, increased the Bank's overall cost of funds. See, "Net Interest Income."

Money market deposits increased $28.9 million or 29.7% from December 31, 1999 to December 31, 2000. The Bank's Sonoma Investor Reserve account, which was previously tied to the 90-day Treasury Bill and is now tied to a discretionary index, reprices on a weekly basis. During 1999 and 2000 the Sonoma Investors Reserve accounts offered rates which were competitive with rates offered on 30 to 90 day time certificates, and therefore, this account has been very popular with depositors.

Management attempts to reduce risks from fluctuating interest rates by limiting the maturities on certificates of deposit. The following table sets forth, by time remaining to maturity, the Bank's time certificates of deposit as of December 31, 2000.



                       $100,000 and Over     Less than $100,000
                         Amount                Amount
                       (in 000's)    Pct     (in 000's)     Pct
                        -------    -----     --------     -----
Three Months or Less    $12,904     15.0%     $28,674      17.1%
3 to 6 months            10,999     12.8       19,997      11.9
6 months to 1 year       48,518     56.4       88,534      52.7
Over 1 year              13,645     15.8       30,689      18.3
                        -------    -----     --------     -----
Total                   $86,066    100.0%    $167,894     100.0%
                        =======    =====     ========     =====

At December 31, 2000, certificates of deposit of $100,000 or more constituted approximately 19.0% of total deposits. The holders of these deposits are primarily local customers of the Bank. While these deposits are rate sensitive, the Bank believes they are stable deposits, as they are obtained primarily from customers with other banking relationships with the Bank.

Investment Portfolio

The following table shows the fair market value of the Bank's investment portfolio at December 31, 2000, 1999 and 1998.

                                             December 31,
(in thousands)                         2000      1999       1998
                                      -----     -----      -----
U.S. Treasury Securities                 $0        $0         $0
U.S. Government-Sponsored Agencies    1,985     2,970      7,005
Federal Home Loan Bank Stock            561     1,165      1,602
Federal Reserve Stock                   161       129        129
                                     ------    ------     ------
Total                                $2,707    $4,264     $8,736
                                     ======    ======     ======
Securities Pledged                     $625      $625       $625
                                     ======    ======     ======


The following table shows the yield of investments (at amortized cost) by maturity ranges as of December 31, 2000. Federal Home Loan Bank and Federal Reserve stock are excluded from this table.


(in thousands)                     Amount         Yield
                                   ------         -----
One year or less                   $1,985          6.46 %
Over one year through 5 years           0          0.00
Over 5 years through 10 years           0          0.00
Over 10 years                           0          0.00
                                   ------          ----
Total                              $1,985          6.46 %

The yield on average investments equaled 5.31% during 1999 compared to 5.85% in 2000. See, "Net Interest Income."

The Federal Home Loan Bank ("FHLB") stock was purchased during 1997. Stock purchase is a requirement of establishing a borrowing relationship. See, "Liquidity." The Bank receives stock dividends quarterly based upon the earnings of the Federal Home Loan Bank Stock. The Bank received an annualized yield of 5.8% during 1998, 5.4% during 1999 and 7.2% during 2000. The Federal Reserve Bank stock has a yield of 6.0%.

Investments are carried at amortized cost or market value, depending on whether they are held to maturity or available for sale. At December 31, 2000, $1,985,000 was classified as available for sale per accounting definitions. At December 31, 1999, $2,970,000 was classified as available for sale. The market value of securities equaled $1,985,000 and 2,970,000 at December 31, 2000 and December 31, 1999, respectively.


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

Cash and due from banks and federal funds sold totaled $49,527,000 or 10.0% of total assets at December 31, 2000 compared to $28,059,000 or 7.1% of total assets at December 31, 1999. The liquidity level at December 31, 2000 equaled the Bank's policy guideline of 10%.

At December 31, 2000 and 1999, the Bank's ratio of loans-to-deposits was 97.0% and 101.6% respectively. At year end the Bank was within its internal guideline; however, at December 31, 1999 the Bank exceeded the guideline due to the high loan growth during December 1999 and the higher demand for cash related to Y2K preparations.

The Bank has two federal funds lines of credit totaling $9,000,000 with two financial institutions. These lines are available on a short term basis to meet cash demands that may arise. The Bank also has a borrowing relationship with the Federal Home Loan Bank, which has provided a new source of funds for loan growth and liquidity purposes. Due to restructuring at the Federal Home Loan Bank, the Bank has the ability to borrow at significantly higher levels depending upon the collateral available for pledging. At this year end the Bank had $25,153,000 in loans pledge which provided a borrowing capacity of $15,521,000. As of December 31, 2000, the Bank had borrowed $1,828,000 compared to $9,050,000 at December 31, 1999.

The Bank funded loan growth during 2000 and 1999 through increased interest-bearing deposits (mainly time deposits) and liquidity.
Deposits increased during 2000 and 1999 largely due to deposit campaigns which offered higher rates to attract new time deposits. This trend is expected to continue. The Bank expects to expand the use the Federal Home Loan Bank lending program to fund loan growth in the future.

Liquidity - Parent Company Only

At present, the Corporation's primary sources of liquidity are from short term investments on its capital, proceeds from exercise of stock options, and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the OCC. See Item 5, "Dividends." In addition, the Federal Reserve Act prohibits the Bank from making loans to its "affiliates", including the Corporation, unless certain collateral requirements are met.

At December 31, 2000, the Corporation had non-interest and interest bearing cash balances of $213,000, which management believes is adequate to meet the Corporation's foreseeable operational expenses.

Return on Equity and Assets

The following table shows key financial ratios for the years ended December 31, 2000, 1999 and 1998:



                                         Year Ended December 31,
                                         2000      1999     1998
                                         ----      ----     ----
Return on Average Assets                 1.5%      1.6%     1.7%
Return on Average
Shareholders' Equity                    20.9%     21.6%    23.4%
Average Shareholders' Equity
as a Percent of Average Assets           7.4%      7.4%     7.2%
Dividend Payout Ratio                    N/A       N/A      N/A


Effects of Inflation

Inflation affects the Bank and the banking business generally because of its effect on interest rates and loan demand. To offset inflation and the resulting changes in interest rates and market demands, the Bank attempts to maintain liquid interest bearing assets and to manage its assets and liabilities such that they can be repriced within a short period of time. In addition to its effect on market conditions and interest rates, inflation increases the Corporation's cost of operations. The rate of inflation has maintained a very low annual rate during the last few years.

Capital

The Corporation and the Bank are required by the Federal Reserve Board and the Comptroller of the Currency to maintain adequate capital. The Board of Governors of the Federal Reserve Bank has adopted risk-based capital guidelines for member banks and bank holding companies which provide minimum uniform capital adequacy requirements for bank holding companies. The OCC has also adopted additional capital requirements which are applicable to national banks, such as the Bank. See "Item 1, Description of Business, Supervision and Regulation-Capital Regulations and Item 8, Consolidated Financial Statements, Note 12."

The Bank and the Corporation are considered "Well-Capitalized" under the "risk-based" capital methodology. The Bank's leverage capital ratio was 7.4% of its total assets. The Bank's total risk-based capital ratio was 10.6% at December 31, 2000. The minimum acceptable level at December 31, 2000 was 8.0%. The Corporations leverage capital ratio was 7.5%, with total risk-based capital equaling 10.7%, at December 31, 2000.

Income Taxes

The 2000 provision for income tax equaled $4,513,000. The overall effective tax rate was 39.7% during 2000. See, "Item 7, Consolidated Financial Statements, Note 6." The provision for federal income taxes for 1999 was $3,754,000. The overall effective tax rate for 1999 and 1998 was 40.2% and 40.0% respectively.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

Management expects that, in a declining rate environment, the Bank's net interest margin would be expected to decline, and, in an increasing rate environment, the Bank's net interest margin would tend to increase. On a monthly basis, management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in general interest rates of 100 and 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income and the value of the Bank's equity is calculated by discounting cash flows associated with the Bank's assets and liabilities. The following table summarizes the simulated change in net interest income based on the twelve months ending December 31, 2000, given a change in general interest rates of 100 and 200 basis points up or down.


 Change in            Estimated            Estimated Change in
Interest Rate    Net Interest Income       Net Interest Income
(basis points)         (000)                      (000)
+200                   $25,775                    $1,611
+100                    24,971                       806
Base Scenario           24,164                       -
-100                    23,375                      (789)
-200                    22,775                    (1,390)



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

The following table represents the Corporation's interest rate sensitivity profile as of December 31, 2000. Assets, liabilities and shareholders' equity are classified by the earliest possible repricing opportunity or maturity date, whichever first occurs.







                                               Over 3                    Non-rate
                                               months    Over 1 year    Sensitive
Balance Sheet                    Through 3    through     through 5      or Over
(in thousands)                    months       1 year       years        5 years      Total
                                 --------     --------    ---------     --------   --------
Assets
Fed funds sold and
 Time Deposits                    $35,505         $693                              $36,198
Investment securities                  -         1,985                      $722      2,707
Loans                             186,273      167,846      $63,656       22,312    440,087
Non-interest-earning assets
(net of allowance for
 loan losses)                                                             15,398     15,398
                                 --------     --------    ---------     --------   --------
                                 $221,778     $170,524      $63,656      $38,432   $494,390
                                 --------     --------    ---------     --------   --------

Liabilities &
 Shareholders Equity
Time Deposits $100,000
  and over                        $12,904      $59,517      $13,645                 $86,066
Other interest-bearing
 deposits and liabilities         172,491      108,531       30,689       $6,471    318,182
Non-interest bearing
 liabilities                                                              51,017     51,017
Other Liabilities &
 Shareholders' Equity                                                     39,125     39,125
                                 --------     --------    ---------     --------   --------
                                 $185,395     $168,048      $44,334      $96,613   $494,390
                                 --------     --------    ---------     --------   --------

Interest Rate Sensitivity (1)     $36,383       $2,476      $19,322     $(58,181)

Cumulative Interest
 Rate Sensitivity                 $36,383      $38,859      $58,181              -


(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.

The Bank is fairly well balanced in terms of repricing schedule. Prime based loans approximate money market accounts with both repricing relatively quickly. Time deposits and loans tied to COFI reprice on a similar schedule with approximately the same balances repricing. In the past the Bank was more asset sensitive which meant that in a declining interest rate environment there usually is an immediate negative impact on the Bank's net interest margin, since assets reprice to lower rates more quickly than liabilities. In a raising interest rate environment, the Bank's earnings were positively affected immediately. The Bank continually monitors its interest rate sensitivity as part of the Bank's planning process.

The Corporation and the Bank do not at this time engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).


ITEM 8.   Financial Statements and Supplementary Data



INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Northern Empire Bancshares


We have audited the accompanying consolidated balance sheets of Northern Empire Bancshares and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Empire Bancshares and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


MOSS ADAMS LLP
Santa Rosa, California
January 26, 2001













Report of Independent Accountants


To the Board of Directors and Stockholders of Northern Empire Bancshares and Subsidiary:

We have audited the consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows of Northern Empire Bancshares and Subsidiary (the Company) for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. We have not audited the consolidated financial statements of Northern Empire Bancshares and Subsidiary for any period subsequent to December 31, 1998.

PricewaterhouseCoopers LLP

San Francisco, CA
February 11, 1999


















NORTHERN EMPIRE BANCSHARES
CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999



                                  ASSETS

                                                        2000             1999
                                                ------------     ------------
Cash and due from banks                          $13,329,000      $11,030,000
Federal funds sold                                35,505,000       17,029,000
Interest bearing deposits in other banks             693,000                0
Investment securities available for sale           1,985,000        2,970,000
Federal Home Loan Bank (FHLB) stock, at cost         561,000        1,165,000
Federal Reserve Bank stock, at cost                  161,000          129,000

Total investment securities                        4,264,000        4,264,000

Loans, net                                       432,446,000      357,225,000
Premises and equipment                               937,000          792,000
Accrued interest receivable and other assets       8,773,000        7,588,000
                                                ------------     ------------
Total assets                                    $494,390,000     $397,928,000
                                                ============     ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                        $453,437,000     $357,867,000
Accrued interest payable and other liabilities     3,022,000        1,949,000
FHLB advances                                      1,828,000        9,050,000
                                                ------------     ------------
Total liabilities                                458,287,000      368,866,000
                                                ------------     ------------

STOCKHOLDERS' EQUITY
Common stock, no par value;
 20,000,000 shares authorized;
 3,766,382 and 3,560,296 shares
 issued and outstanding in 2000 and 1999
                                                  18,267,000       15,561,000
Additional paid-in capital                           742,000          646,000
Accumulated other comprehensive income (loss)          4,000          (17,000)
Retained earnings                                 17,090,000       12,872,000
                                                ------------     ------------
Total stockholders' equity                        36,103,000       29,062,000
                                                ------------     ------------
Total liabilities and stockholders' equity      $494,390,000     $397,928,000
                                                ============     ============







NORTHERN EMPIRE BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2000, 1999 and 1998

                                                       2000           1999           1998
INTEREST INCOME
  Loans                                         $37,816,000    $28,346,000    $23,601,000
  Federal funds sold and investment securities    2,078,000      1,478,000      1,798,000
                                                -----------    -----------    -----------
        Total interest income                    39,894,000     29,824,000     25,399,000

INTEREST EXPENSE                                 19,495,000     12,836,000     11,103,000
                                                -----------    -----------    -----------
        Net interest income before provision
         for loan losses                         20,399,000     16,988,000     14,296,000

PROVISION FOR LOAN LOSSES                           960,000        800,000        480,000
                                                -----------    -----------    -----------
        Net interest income after provision
         for loan losses                         19,439,000     16,188,000     13,816,000
                                                -----------    -----------    -----------
NONINTEREST INCOME
  Service charge on deposits                        332,000        444,000        367,000
  Gain on sale of loans                             451,000        475,000        619,000
  Other                                             673,000        653,000        716,000
                                                -----------    -----------    -----------
        Total noninterest income                  1,456,000      1,572,000      1,702,000
                                                -----------    -----------    -----------
NONINTEREST EXPENSES
  Salaries and benefits                           5,468,000      4,820,000      4,284,000
  Occupancy                                         855,000        789,000        747,000
  Equipment                                         535,000        468,000        521,000
  Outside customer services                         420,000        347,000        278,000
  Deposit and other insurance                       270,000        211,000        198,000
  Professional fees                                 245,000        165,000        151,000
  Advertising                                       248,000        213,000        187,000
  Other administrative                            1,489,000      1,415,000      1,216,000
                                                -----------    -----------    -----------
        Total noninterest expenses                9,530,000      8,428,000      7,582,000
                                                -----------    -----------    -----------
INCOME BEFORE INCOME TAXES                       11,365,000      9,332,000      7,936,000

PROVISION FOR INCOME TAXES                        4,513,000      3,754,000      3,171,000
                                                -----------    -----------    -----------
NET INCOME                                       $6,852,000     $5,578,000     $4,765,000
                                                ===========    ===========    ===========

EARNINGS PER COMMON SHARE                             $1.82          $1.50          $1.31
                                                ===========    ===========    ===========

EARNINGS PER COMMON SHARE,
 ASSUMING DILUTION                                    $1.75          $1.41          $1.26
                                                ===========    ===========    ===========




NORTHERN EMPIRE BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2000, 1999 and 1998

                                                       2000           1999           1998
                                                       ----           ----           ----
                                                -----------    -----------    -----------
NET INCOME                                       $6,852,000     $5,578,000     $4,765,000
                                                -----------    -----------    -----------
OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized holding gains (losses)
   arising during period                              7,000        (30,000)         8,000
  Reclassification adjustment for
   (gains) losses included in net income             30,000         (4,000)             0
                                                -----------    -----------    -----------
                                                     37,000        (34,000)         8,000
  Income tax benefit (expense)                      (16,000)        13,000         (3,000)
                                                -----------    -----------    -----------
                                                     21,000        (21,000)         5,000
                                                -----------    -----------    -----------
COMPREHENSIVE INCOME                             $6,873,000     $5,557,000     $4,770,000
                                                ===========    ===========    ===========



NORTHERN EMPIRE BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2000, 1999 and 1998

                                                                    Accumulated
                                     Common Stock        Additional    Other
                                 --------------------      Paid-in   Comprehensive Retained
                                   Shares      Amount     Capital   Income (Loss  Earnings        Total
                                 ---------   ----------   --------    --------   -----------    -----------
                                                                     <C<
Balance, December 31, 1997       3,110,138   $9,778,000         $0     ($1,000)   $7,932,000    $17,709,000

5% stock dividend                  156,976    2,453,000          0           0    (2,453,000)             0

Stock options exercised             42,598      134,000    202,000           0             0        336,000

Payout of fractional shares              0            0          0           0        (5,000)        (5,000)

Unrealized gains on securities,
  net of tax                             0            0          0       5,000             0          5,000
                                                                             0
Net income                               0            0          0                 4,765,000      4,765,000
                                 ---------   ----------   --------    --------   -----------    -----------
Balance, December 31, 1998       3,309,712   12,365,000    202,000       4,000    10,239,000     22,810,000

5% stock dividend                  169,351    2,942,000          0           0    (2,942,000)             0

Stock options exercised             81,233      254,000    444,000           0             0        698,000

Payout of fractional shares              0            0          0           0        (3,000)        (3,000)

Unrealized gains on securities,
  net of tax                             0            0          0     (21,000)            0        (21,000)
                                                                             0
Net income                               0            0          0                 5,578,000      5,578,000
                                 ---------   ----------   --------    --------   -----------    -----------
Balance, December 31, 1999       3,560,296   15,561,000    646,000     (17,000)   12,872,000     29,062,000

5% stock dividend                  179,157    2,632,000          0           0    (2,632,000)             0

Stock options exercised             26,929       74,000     96,000           0             0        170,000

Payout of fractional shares              0            0          0           0        (2,000)        (2,000)

Unrealized gain on securities,
  net of tax                             0            0          0      21,000             0         21,000
                                                                             0
Net income                               0            0          0                 6,852,000      6,852,000
                                 ---------   ----------   --------    --------   -----------    -----------
Balance, December 31, 2000       3,766,382  $18,267,000   $742,000      $4,000   $17,090,000    $36,103,000
                                 =========  ===========   ========    ========   ===========    ===========



NORTHERN EMPIRE BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000, 1999 and 1998

                                                                         2000           1999           1998
                                                                    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $6,852,000     $5,578,000     $4,765,000
  Adjustments to reconcile net income to net cash from
    operating activities:
      Provision for loan losses                                         960,000        800,000        480,000
      Depreciation, amortization and accretion                          396,000        356,000        380,000
      FHLB stock dividend                                               (63,000)       (75,000)       (90,000)
      Net increase in deferred loan fees and discounts                  271,000        691,000        164,000
      Change in deferred income taxes                                  (642,000)      (644,000)      (448,000)
      Tax benefit from stock options exercised                           96,000        444,000        202,000
      Gain on sale of fixed assets                                       (9,000)        (4,000)             0
      Increase in interest receivable and other assets                 (543,000)      (648,000)      (474,000)
      Increase in accrued interest payable and
        other liabilities                                             1,073,000        347,000        321,000
                                                                    -----------    -----------    -----------
          Net cash from operating activities                          8,391,000      6,845,000      5,300,000
                                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale securities           2,984,000      4,000,000      3,953,000
  Net change in interest bearing deposits                              (693,000)             0              0
  Net increase in loans                                             (76,452,000)   (91,687,000)   (63,265,000)
  Purchase of leasehold improvements and equipment, net                (543,000)      (294,000)      (561,000)
  Purchase of Federal Reserve Bank stock                                (32,000)             0              0
  FHLB stock redemptions                                                667,000        512,000              0
  Proceeds from sale of fixed assets                                     11,000         23,000              0
  Purchase of available-for-sale securities                          (1,978,000)             0     (6,998,000)
  Maturities of held-to-maturity securities                                   0              0      1,499,000
                                                                    -----------    -----------    -----------
          Net cash from investing activities                        (76,036,000)   (87,446,000)   (65,372,000)
                                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                           95,570,000     61,898,000     81,222,000
  Net increase (decrease) in FHLB advances                           (7,222,000)     7,178,000      1,872,000
  Payout of fractional shares                                            (2,000)        (3,000)        (5,000)
  Proceeds from exercise of stock options                                74,000        254,000        134,000
                                                                    -----------    -----------    -----------
          Net cash from financing activities                         88,420,000     69,327,000     83,223,000
                                                                    -----------    -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              20,775,000    (11,274,000)    23,151,000

CASH AND CASH EQUIVALENTS, beginning of year                         28,059,000     39,333,000     16,182,000
                                                                    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                              $48,834,000    $28,059,000    $39,333,000
                                                                    ===========    ===========    ===========
SUPPLEMENTAL CASH-FLOW INFORMATION
  Cash paid during the year for:
    Interest                                                        $19,200,000    $12,725,000    $10,995,000
    Income taxes                                                     $4,652,000     $4,246,000     $2,853,000







NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Description of operations - Northern Empire Bancshares (the Company) is a bank holding company that conducts its business through its wholly-owned subsidiary, Sonoma National Bank (the Bank). The Bank is headquartered in Santa Rosa, California, and operates six branches in suburban communities located throughout Sonoma County, California. Its primary source of revenues is derived from providing commercial and real estate loans to predominantly small and middle-market businesses. The Bank is a Preferred Lender under the Small Business Administration's
(SBA) Loan Guarantee Program.

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

Interest bearing deposits in other banks - Interest bearing deposits in other banks mature within one year and are carried at cost. The amounts held in other banks do not exceed the FDIC insurance threshold.

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

Stock-based compensation - The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Under APB No. 25, compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock. SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use APB No.25 to account for stock-based compensation to employees, but proforma disclosures of net income and earnings per share must be made as if SFAS No. 123 had been adopted in its entirety. Stock options issued to non-employees are valued under the provisions of SFAS No. 123.

Premises and equipment - Premises and equipment are stated at cost and depreciated or amortized using the straight-line method over the shorter of the estimated useful lives of the assets, which are three to seven years, or the term of the applicable lease.

Advertising - Advertising costs are charged to expense during the year in which they are incurred.

NORTHERN EMPIRE BANCSHARES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



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

Recent accounting pronouncements - The Financial Accounting Standards Board has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS No. 140, while carrying over most of the provisions of FASB No. 125 without reconsideration, revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 is not expected to have a material effect on the Company's consolidated financial statements.

Loans - Loans are carried at amortized cost. The Bank's portfolio consists primarily of commercial and real estate loans generally collateralized by first and second deeds of trust on real estate, as well as business assets and personal property.

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

NORTHERN EMPIRE BANCSHARES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



Earnings per share - Earnings per share (EPS) are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed by adjusting the common shares outstanding for the assumed conversion of all potentially dilutive stock options. The computation of basic and dilutive earnings per share is retroactively adjusted for all periods presented to reflect the change in the capital structure resulting from stock dividends.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2000, 1999 and 1998:

                                                 2000
                                  --------------------------------
                                                Weighted
                                                 Average      Per
                                    Income       Shares      Share
                                  (Numerator) (Denominator) Amount
                                  ----------     ---------  ------
 Income per common share          $6,852,000     3,760,230   $1.82

 Effect of dilutive securities -
           Stock options                   0       155,611
                                  ----------     ---------   -----
 Income per common share -
           assuming dilution      $6,852,000     3,915,841   $1.75
                                  ==========     =========   =====


                                                 1999
                                  --------------------------------
                                                Weighted
                                                 Average      Per
                                    Income       Shares      Share
                                  (Numerator) (Denominator) Amount
                                  ----------     ---------   -----
 Income per common share          $5,578,000     3,719,153   $1.50

 Effect of dilutive securities -
           Stock options                   0       232,788
                                  ----------     ---------   -----
 Income per common share -
           assuming dilution      $5,578,000     3,951,941   $1.41
                                  ==========     =========   =====


                                                 1998
                                  --------------------------------
                                                Weighted
                                                 Average      Per
                                    Income       Shares      Share
                                  (Numerator) (Denominator) Amount
                                  ----------     ---------   -----
 Income per common share          $4,765,000     3,639,856   $1.31

 Effect of dilutive securities -
           Stock options                   0       130,428
                                  ----------     ---------   -----
 Income per common share -
           assuming dilution      $4,765,000     3,770,284   $1.26

                                  ==========     =========   =====




NORTHERN EMPIRE BANCSHARES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

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

Federal Home Loan Bank system - As a member of the Federal Home Loan Bank (FHLB), the Company is required to maintain an investment in the FHLB's capital stock. The investment is carried at cost. Interest rates on the advances from the FHLB currently range from 5.56% to 5.637%, and mature through 2008. To collateralize these advances, the Bank has pledged loans to FHLB with outstanding principal balances of $25,153,000, which results in a borrowing capacity of $15,521,000.

Derivatives and hedging - The Bank's investment policy does not allow derivatives, interest swaps, caps, collars, or hedging investments.


NOTE  2 - INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities with a carrying value of $625,000 were pledged to secure deposits and borrowings, as required by law, at both December 31, 2000 and 1999. The securities held at December 31, 2000, mature within one year.

                                                     Unrealized        Market
                                         Cost      Gains (Losses)      Value
                                       ----------   ------------      ----------
U.S. Government Agency Securities -
 December 31, 2000                     $1,978,000         $7,000      $1,985,000
                                       ----------   ------------      ----------
U.S. Government Agency Securities -
December 31, 1999                      $3,000,000       ($30,000)     $2,970,000
                                       ----------   ------------      ----------










NOTE  3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank's lending activities are concentrated primarily in Sonoma County, California, with SBA loans also being generated in California, Arizona and New Mexico. There were no industry or borrower group concentrations at December 31, 2000 and 1999.

                                             2000            1999            1998
                                     ------------    ------------    ------------
Commercial loans                     $118,134,000    $112,277,000    $110,468,000
Consumer installment loans              2,412,000       1,783,000       1,749,000
Real estate loans - construction       46,244,000      39,523,000      28,177,000
Real estate loans - mortgage          273,298,000     210,119,000     131,661,000
                                     ------------    ------------    ------------
                                      440,088,000     363,702,000     272,055,000
Deferred loan fees and discount        (2,961,000)     (2,690,000)     (2,007,000)
Allowance for loan losses              (4,681,000)     (3,787,000)     (3,019,000)
                                     ------------    ------------    ------------
                                     $432,446,000    $357,225,000    $267,029,000
                                     ============    ============    ============

A summary of activity in the allowance for loan losses is as follows:

                                   2000            1999            1998
                             ----------      ----------      ----------
Balance, beginning of year   $3,787,000      $3,019,000      $2,539,000
Provision for loan losses       960,000         800,000         480,000
Loans charged-off               (66,000)        (32,000)              0
                             ----------      ----------      ----------
                             $4,681,000      $3,787,000      $3,019,000
                             ==========      ==========      ==========


NORTHERN EMPIRE BANCSHARES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



At December 31, 2000, there were five loans totaling $2,097,000 in nonaccrual status. There were five loans totaling $1,888,000 on nonaccrual status at December 31, 1999. Interest foregone on these loans totaled $186,000 and $60,000, respectively. That portion of the allowance for loan losses associated with these nonaccrual loans was $40,000 and $127,000, respectively.

The Bank has the option to sell to outside investors the guaranteed portion of SBA loans while retaining the unguaranteed portion in its loan portfolio. The SBA guarantee is transferred to the buyer and the Bank retains the loan's servicing function. The Bank serviced
$30,263,000 and $25,267,000 in loans guaranteed by the SBA at December
31, 2000 and 1999, of which the Bank's retained interests in those loans ranged from 10% to 45%. Losses on these loans are shared between the Bank and the SBA on a pro rata basis. SBA guaranteed loans that could be sold in the future totaled $61,946,000 at December 31, 2000.

The Bank serviced non-SBA loans for others totaling $24,579,000 and $9,300,000 in unpaid principal balances at December 31, 2000 and 1999.


NOTE  4 - PREMISES AND EQUIPMENT

                                         2000             1999
                                   ----------       ----------
Leasehold improvements             $1,211,000       $1,083,000
Furniture and equipment             2,718,000        2,337,000
                                   ----------       ----------
                                    3,929,000        3,420,000
Less accumulated depreciation
and amortization                    2,992,000        2,628,000
                                   ----------       ----------
                                     $937,000         $792,000
                                   ==========       ==========

NOTE  5 - DEPOSITS

Certificates of deposit with balances of $100,000 or more totaled
$86,066,000 and $63,620,000 at December 31, 2000 and 1999. Deposits
consist of the following:



                                      2000             1999
                               -----------     ------------
Noninterest-bearing            $51,017,000      $40,358,000
Interest-bearing:
  Money market                 126,422,000       97,500,000
  Savings                        4,643,000        5,029,000
  Demand                        17,396,000       17,564,000
  Certificates of deposit      253,959,000      197,416,000
                              ------------     ------------
                              $453,437,000     $357,867,000
                              ============     ============




Certificates of deposit are scheduled to mature as follows:

      Year Ending December 31,
      ------------------------
                                2001   $209,625,000
                                2002     43,743,000
                                2003        565,000
                                2004         26,000
                                       ------------
                                       $253,959,000
                                       ============

NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  6 - INCOME TAXES

The components of the provision for federal and state income taxes are as follows:


                                              2000             1999             1998
                                        ----------      -----------      -----------
Provision for income taxes
  Federal                               $3,752,000       $2,928,000       $2,539,000
  State                                  1,307,000        1,026,000          878,000
                                        ----------      -----------      -----------
                                         5,059,000        3,954,000        3,417,000
  Change in deferred income taxes         (642,000)        (644,000)        (448,000)
  Tax benefit from options exercised        96,000          444,000          202,000
                                        ----------      -----------     ------------
                                        $4,513,000       $3,754,000     $3,171,000
                                        ==========      ===========     ============


A reconciliation of the statutory tax rates to the effective tax rates is as follows:

                                           2000       1999      1998
                                         ------     ------    ------
Federal income tax at statutory rate     34.0 %     34.0 %    34.0 %
State franchise taxes, net of federal     7.6        7.3       6.2
Other, net                               (1.9)      (1.1)     (0.2)
                                         ------     ------    ------
                                         39.7 %     40.2 %    40.0 %
                                         ======     ======    ======




The components of net deferred tax assets are as follows:


                                            2000             1999
                                      ----------       ----------
Loan loss reserves                    $1,924,000       $1,559,000
State taxes, net of federal effect       454,000          349,000
Deferred compensation                    362,000          239,000
All others                               273,000          224,000
                                      ----------       ----------
                                      $3,013,000       $2,371,000
                                      ==========       ==========



NOTE  7 - STOCK OPTIONS

The Company's nonqualifying stock option plans provide for granting of stock options to directors and officers to purchase shares of the Company's stock. All shares covered by the options granted to date may be purchased at a price not less than the fair-market value on the date the option was granted. Options vest over three to five years and expire ten years from the date of grant.

During the year options to several directors were canceled and reissued. At the time the options were canceled, the exercise price was less than the fair value of the shares, the directors were 40% vested and the remaining life of the options was eight years. Under the new plan, the directors were issued the same number of shares at a price in excess of the options canceled and equal to the fair market value at the time of the grant. The new options contain an accelerated vesting period, to match the vesting of the canceled options and have a ten-year life.



NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company granted 10,000 nonqualifying stock options to employees during the current year.

Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No. 123, the Company's net income and income per share would have been as follows:






                                   2000            1999           1998
                             ----------      ----------     ----------
Net income for the year      $6,852,000      $5,578,000     $4,765,000
Compensation expense,
 net of tax effect              287,000         266,000              0
                             ----------      ----------     ----------
Proforma net income          $6,565,000      $5,312,000     $4,765,000
                             ==========      ==========     ==========
Proforma earnings per
 common share                     $1.75           $1.43          $1.31

Proforma earnings per common
 share, assuming dilution         $1.68           $1.34          $1.26


The fair value of each option is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                  2000           1999           1998
                           ------------  -------------  ------------
Dividends                            5%             5%             0
Expected volatility              15.13%         25.91%             0
Risk-free interest rate    5.9% - 6.35%  4.57% - 5.45%             0
Expected life                 10 years       10 years              0


The following tables summarize the number of options granted and exercisable, and the weighted average exercise prices and remaining contractual lives of the options:



                                             2000                      1999
                                      --------------------     ------------------
                                                 Weighted-              Weighted-
                                                   Average                Average
                                                  Exercise               Exercise
                                      Shares         Price      Shares      Price

Outstanding at beginning of year     839,020        $13.33     881,578     $12.99
Granted                              299,406        $14.33           0      $0.00
Options granted attributable
 to the stock dividend                40,606        $13.02      39,975     $13.39
Forfeited                           (290,878)       $13.32      (1,300)    $14.00
Exercised                            (26,929)        $2.78     (81,233)     $3.12
                                     -------                   -------
Outstanding at end of year           861,225        $13.38     839,020     $13.33
                                     =======                   =======
Options exercisable at end of year   352,200                   203,812
                                     =======                   =======

                                                       Weighted-
   Number                 Weighted-       Number        Average
 Outstanding  Weighted-    Average     Exercisable  Exercise Price
     at        Average    Remaining         at       of Options at
December 31,  Exercise   Contractual   December 31,  December 31,
    2000        Price        Life          2000          2000
------------  ---------  -----------   -----------   ------------
      14,365      $2.48     .7 years        14,365          $2.48
       5,153       2.98    3.2 years         5,153          $2.98
      67,676      12.70    7.6 years        27,070         $12.70
     474,625      13.32    7.8 years       189,850         $13.32
     289,406      14.25    7.6 years       115,762         $14.25
      10,000      16.56    9.8 years             0         $16.56
     -------                               -------
     861,225                               352,200
     =======                               =======

NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the Plan, options were granted during 2000 to prevent the antidilutive effect of the 5% stock dividend during the year. The exercise price was reduced accordingly.


NOTE  8 - DEFERRED COMPENSATION

The Company has deferred compensation agreements with two key officers and four Board members. The agreements require the Company to provide annual benefits ranging from $75,000 to $100,000 for the officers, and $13,000 to $55,000 for the Board members for 15 years after retirement or disability. In the event of death, the beneficiaries are to receive the benefits. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for the years ended December 31, 2000, 1999 and 1998, totaled $93,000, $173,000 and $186,000. The Company is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 2000 and 1999, the cash surrender value of these policies, which is included on the balance sheet in other assets, was $2,191,000 and $2,079,000.


NOTE  9 - EMPLOYEE BENFIT PLAN

The Company has a 401(k) savings plan covering substantially all employees of the Company and the Bank. Employees who elect to participate are able to defer up to 15% of their annual salary, subject to limitations imposed by federal tax law. The Company makes matching contributions equal to 100% of each participant's elective deferral, up to a maximum of $1,200 per employee. Contributions by the Company for the years ended December 31, 2000, 1999 and 1998, were $75,000, $51,000 and $53,000.




NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - RELATED-PARTY TRANSACTIONS

The Company has an operating lease with a major stockholder of the Company for office facilities. The lease expires in August 2004, with an option to extend the lease for an additional five years. Rental payments under this lease were $168,000, $155,000 and $110,000 for the years ended December 31, 2000, 1999 and 1998.

The Company has, and expects to have in the future, banking transactions in the ordinary course of business with directors, officers, and their associates. An analysis of the loans to related parties is as follows:



                                          2000            1999
                                    ----------      ----------
Balance, beginning of year          $7,016,000      $6,331,000
Additions                           10,728,000       6,721,000
Principal reductions                (9,127,000)     (6,036,000)
Loans sold to other institutions    (1,344,000)              0
                                    ----------      ----------
                                    $7,273,000      $7,016,000
                                    ==========      ==========


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Bank is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Bank's daily demand deposit balances. Required deposits held with the Federal Reserve at December 31, 2000 and 1999, were $2,867,000 and $1,474,000.

The Company and the Bank have entered into operating leases for branches and office facilities that expire through October 31, 2010. Two of the leases have options to extend the term for two additional five-year terms, and one lease has an option to extend the term for three additional five-year terms. Rental payments under these various leases were $482,000, $416,000 and $205,000 for the years ended December 31, 2000, 1999 and 1998. Total rental expense for the years ended December 31, 2000, 1999 and 1998, was $650,000, $571,500 and $520,000.

Future minimum non-cancelable lease payments are as follows:

        Year Ending December 31,
                            2001       $672,000
                            2002        640,000
                            2003        608,000
                            2004        407,000
                            2005        122,000
                      Thereafter        199,000
                                     ----------
                                     $2,648,000
                                     ==========



NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Company and the Bank meet all capital adequacy requirements to which it is subject.









                                                                             To Be Well
                                                                          Capitalized Under
                                                    For Capital           Prompt Corrective
                                  Actual          Adequacy Purposes       Action Provisions
                           -------------------  ----------------------  ---------------------
                              Amount                Amount                  Amount
                          (in thousands) Ratio  (in thousands)   Ratio  (in thousands)  Ratio
                           ------------  -----   ------------    -----   ------------   -----
At December 31, 2000:

Total Capital to Risk-Weighted Assets
        Consolidated            $40,731   10.7%       $30,473      8.0%       $38,092    10.0%
        Bank                    $40,506   10.6%       $30,446      8.0%       $38,058    10.0%
Tier 1 Capital to Risk-Weighted Assets
        Consolidated            $36,050    9.5%       $15,237      4.0%       $22,855     6.0%
        Bank                    $35,825    9.4%       $15,223      4.0%       $22,835     6.0%
Tier 1 Capital to Average Assets
        Consolidated            $36,050    7.5%       $14,471      3.0%       $24,118     5.0%
        Bank                    $35,825    7.4%       $14,471      3.0%       $24,118     5.0%

At December 31, 1999:

Total Capital to Risk-Weighted Assets
        Consolidated            $32,823   10.5%       $24,902      8.0%       $31,128    10.0%
        Bank                    $32,646   10.5%       $24,877      8.0%       $31,096    10.0%
Tier 1 Capital to Risk-Weighted Assets
        Consolidated            $29,036    9.3%       $12,451      4.0%       $18,677     6.0%
        Bank                    $28,859    9.3%       $12,438      4.0%       $18,658     6.0%
Tier 1 Capital to Average Assets
        Consolidated            $29,036    7.5%       $15,479      4.0%       $19,349     5.0%
        Bank                    $28,859    7.5%       $15,471      4.0%       $19,339     5.0%






At December 31, 2000, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I average ratios as set forth in the table above.

Payment of dividends by the Bank is limited under regulation. The amount that can be paid in any calendar year without prior approval of the Office of the Comptroller of the Currency cannot exceed the lesser of net profits (as defined) for that year, plus the net profits for the preceding two calendar years, or retained earnings.

NORTHERN EMPIRE BANCSHARES
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS



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

Loans - In order to determine the fair values for loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on the carrying values. The fair values of other loans are estimated using discounted cash flow analyses. Discount rates used in these analyses are generally based on origination rates for similar loans of comparable credit quality. Maturity estimates of installment loans are based on historical experience with prepayments.

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

Off-balance sheet instruments - The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties.





                                      December 31, 2000            December 31, 1999
                                  ---------------------------  ---------------------------
                                    Carrying         Fair        Carrying         Fair
                                     Amount          Value        Amount          Value
                                  ------------   ------------  ------------   ------------
Financial assets:
  Cash and cash equivalents        $49,527,000    $49,529,000   $28,059,000    $28,059,000
  Investment securities              2,707,000      2,707,000     4,264,000      4,124,000
  Loans, net                       432,466,000    439,451,000   357,225,000    356,754,000
                                  ------------   ------------  ------------   ------------
                                  $484,700,000   $491,687,000  $389,548,000   $388,937,000
                                  ------------   ------------  ------------   ------------

Financial liabilities - deposits  $453,437,000   $452,891,000  $357,867,000   $356,858,000
                                  ------------   ------------  ------------   ------------
Off-balance sheet financial
 instruments:
  Commitments to extend credit              $0       $343,000            $0       $354,000






NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

At December 31, 2000 and 1999, loan commitments totaled $34,297,000 and $35,387,000, and standby letters of credit totaled $3,727,000 and $1,936,000.


NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The condensed financial statements of Northern Empire Bancshares (parent company only) as of December 31, 2000 and 1999, and for each of the three years then ended December 31, 2000, are as follows:



ASSETS

                                                 2000             1999
                                          -----------      -----------
Cash and cash equivalents                    $213,000          $16,000
Loans receivable                                    0          149,000
Investment in Sonoma National Bank         35,878,000       28,886,000
Other assets                                   52,000           51,000
                                          -----------      -----------
Total assets                              $36,143,000      $29,102,000
                                          ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                             $40,000          $40,000
                                          -----------      -----------
Preferred stock, no par value;
 10,000,000 shares authorized;
none issued or outstanding                          0                0
Common stock, no par value;
 20,000,000 shares authorized;
 3,766,382 and 3,560,296 shares issued
 and outstanding in 2000 and 1999          18,267,000       15,561,000

Additional paid-in-capital                    742,000          646,000
Accumulated other comprehensive income          4,000          (17,000)
Retained earnings                          17,090,000       12,872,000
                                          -----------      -----------
Total stockholders' equity                 36,103,000       29,062,000
                                          -----------      -----------
Total liabilities and
 stockholders' equity                     $36,143,000      $29,102,000
                                          ===========      ===========









                                                         2000            1999            1998
                                                   ----------      ----------      ----------
STATEMENTS OF INCOME

Interest and other income                             $13,000         $25,000         $12,000
Administrative expenses                               (37,000)        (23,000)        (24,000)
Income tax expense                                     (1,000)         (1,000)         (1,000)
Equity in undistributed earnings
 of Sonoma National Bank                            6,877,000       5,577,000       4,778,000
                                                   ----------      ----------      ----------
         Net income                                $6,852,000      $5,578,000      $4,765,000
                                                   ==========      ==========      ==========

STATEMENTS OF CASH FLOWS

Cash flows from operating activities:
     Net income                                    $6,852,000      $5,578,000      $4,765,000
     Adjustments to reconcile net income
      to net cash from operating activities:
       Changes in other assets                          1,000               0          35,000
       Equity in undistributed earnings            (6,877,000)     (5,577,000)     (4,778,000)
                                                   ----------      ----------      ----------
         Net cash from operating activities           (24,000)          1,000          22,000
                                                   ----------      ----------      ----------
Cash flows from investing activities:
     Capital contribution to
      to Sonoma National Bank                               0        (400,000)              0
     Net change in loans receivable                   149,000        (149,000)              0
                                                   ----------      ----------      ----------
         Net cash from investing activities           149,000        (549,000)              0
                                                   ----------      ----------      ----------
Cash flows from financing activities:
     Payout of fractional shares                       (2,000)         (3,000)         (5,000)
     Proceeds from exercise of stock options           74,000         254,000         134,000
                                                   ----------      ----------      ----------
         Net cash from financing activities            72,000         251,000         129,000
                                                   ----------      ----------      ----------

         Net change in cash and cash equivalents      197,000        (297,000)        151,000

Cash and cash equivalents, beginning of year           16,000         313,000         162,000
                                                   ----------      ----------      ----------
Cash and cash equivalents, end of year               $213,000         $16,000        $313,000
                                                   ==========      ==========      ==========




ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required to be reported in this item has been previously reported in a Form 8-K filed on October 4, 1999 and a Form 8-K/A filed on October 7, 1999


     Part III


ITEM 10.       Directors and Executive Officers of the Registrant

The following are the directors and executive officers of the Corporation and the Bank:


Name and Positions with the                 Principal Occupation
 Corporation and the Bank        Age        During the Past 5 Years

Deborah A. Meekins,               48     President and Chief Executive
President & Chief Executive              Officer of the Bank
Officer and Director of the Bank         since February 1991.

Clement C. Carinalli              55     Retired CPA, local businessman,
Director of the Corporation              rancher and real estate
and the Bank                             investor.

Patrick R. Gallaher,              55     Certified Public Accountant and
Chief Accounting Officer of              local businessman; major
the Corporation and Director             shareholder in Oakmont
of the Corporation and the Bank          Developers, a Santa Rosa
                                         development company.

William P. Gallaher,              50     Real Estate developer and
Director of the Corporation              investor; President of Oakmont
and the Bank                             Developers; President of
                                         Gallaher Construction Company.

William E. Geary,                 72     Senior Partner in Geary, Shea &
Director of the Corporation              O'Donnell, a Santa Rosa law
and the Bank                             firm.


Dennis R. Hunter,                 58     Real estate investor and
Chairman of the Board of the             developer in Santa Rosa;
Corporation and Vice Chairman            principal in Investment of the
Bank of the Board                        Development Fund, a venture
                                     capital fund, a director of
                                         Pinnacle Oil International,
                                     Inc.


James B. Keegan, Jr.,             52     Partner in Keegan & Coppin
President & Director of the              Company, a Santa Rosa real
Corporation and Chairman of              estate brokerage and
the Board of the Bank                    development firm, since 1976.

Robert V. "Buzz" Pauley,          56     Owner of Pauley Exports, Ltd.,
Secretary/Treasurer of the               an exporter of California
Corporation and Director                 food and beverage products to
of the Bank                              the Pacific Rim; commercial
                                         properties manager; trader of
                                         futures and options contracts
                                         in Chicago and other
                                         international market exchanges.


David F. Titus,                   48     Executive Vice President &
Executive Vice President                 Senior Loan Officer of the
and Senior Loan Officer of               Bank since January, 1995.
the Bank                                 Senior Vice President &
                                         Senior Loan Officer of the
                                         Bank from August 1991 to
                                         January, 1995.


JoAnn Barton,                     47     Senior Vice President and
Senior Vice President &                  Senior Operations Administrator
Senior Operations Officer                of the Bank since March 1992;
of the Bank                              from November 1985 Vice
                                         President and Senior Operations
                                         Administrator of the Bank.


Jane M. Baker                     54     Senior Vice President and
Senior Vice President &                  Chief Financial Officer
Chief Financial Officer                  of the Bank since August 1995;
of the Bank                              Vice President and Chief
                                         Financial Officer of the Bank
                                         since August 1992.


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

The Corporation's common stock is not registered pursuant to section 12 of the Exchange Act, therefore Item 405 of Regulation S-K is not applicable.

ITEM 11.       Executive Compensation

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


                               Summary Compensation Table
(dollars in thousands)
                                                               Long Term
                                    Annual Compensation       Compensation
                                                                Options       All Other
Name and  Principal Position    Year  Salary     Bonus      (No. of Shares)      (1)
Deborah A. Meekins,             1998    $149      $132           84,000         $46
President and Chief Executive   1999     157       138                           53
Officer and Director of         2000     173       152                           51
the Bank


David F. Titus,                 1998     107        88           15,000          37
Executive Vice President        1999     111        97                           41
and Senior Loan Officer         2000     118       106                           39
of the Bank


JoAnn Barton,                   1998      90        17             5,000         1
Senior Vice President and       1999      94        18                           2
Senior Operations Officer       2000      99        20             5,000         4
of the Bank

Jane Baker,                     1998      90        17             5,000         1
Senior Vice President and       1999      94        18                           2
Chief Financial Officer         2000      98        20             5,000         4
of the Bank




(1) Includes contribution by the Bank for the benefit of the named officer pursuant to the Bank's 401(k) plan and expenses incurred with respect to the Salary Continuation Agreement for the named officer, as described below.

Salary Continuation Agreements

The Bank has deferred compensation agreements with Deborah A. Meekins, President & Chief Executive Officer, and David F. Titus, Executive Vice President & Senior Loan Officer. Under these agreements, the Bank is obligated to provide for them or their beneficiaries, during a period of 15 years after the employee's death, disability, or retirement, annual benefits ranging from $75,000 to $100,000. Benefits are also provided to the officer if he/she resigns following a change in control or if he/she voluntarily resigns after June 1, 1995. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until their expected retirement dates. The accrued expense is included in Other Liabilities in the financial statements. The Bank is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 2000, the total cash surrender value of these policies was $1,011,000, which is included in other assets.

Stock Option Plan

Neither the Corporation nor the Bank award restricted stock or have long term incentive plans, other than the Corporation's 1984 and 1997 Stock Option Plans. No stock options have been granted under the 1984 Plan since its expiration in February 1994. Options for a total of 19,518 shares (5,624 to directors and 13,894 to officers and employees of the Bank) granted under the 1984 Plan remain outstanding even though the 1984 Plan has terminated. Options for a total of 841,707 shares (671,422 to all directors of the Corporation and 170,285 shares to thirty-five officers and employees of the Bank) are outstanding under the 1997 Plan as of December 31, 2000. As of February 15, 2001 options for a total of 1,097,003 shares ( 826,422 to all directors of the Corporation and 251,063 share to fifty-two officers and employees of the
Bank) were outstanding.

The following sets forth information regarding all stock options granted to executive officers during 2000.





                                       Option Grants Table
                                                                               Potential realizable value
                                                                               at assumed annual rates of
                                                                               stock price appreciation for
                        Individual Grants                                      option term
---------------------------------------------------------------------------    ----------------------------
                  Number of   Percent of total
                  securities  options granted      Exercise of                        5%        10%
                 underlying   to employees in      base price    Expiration           ($)       ($)
  Name        options granted    fiscal year         ($/SH)        date                $         $
---------------------------------------------------------------------------     ---------------------------
JoAnn Barton       5,000            50%              $16.563    10/5/2010         $52,085    $131,985
Jane Baker         5,000            50%              $16.563    10/5/2010         $52,085    $131,985


The following sets forth information regarding all options held by the named officers as of December 31, 2000 and options exercised during 2000:

     Aggregated Year-End Option Exercises and Values

                                                                December 31, 2000
                                                -----------------------------------------------------
                                                    Number of Securities
                      Shares                     Underlying Unexercised        Value of Unexercised
                    acquired on       Value      Options (No. of Shares)(1)         Options (2)
Name                exercise (#)   realized ($)  Exercisable/Unexercisable   Exercisable/Unexercisable
-----------------   -----------    ------------  -------------------------   -------------------------
Deborah A. Meekins        8,000    $105,200         44,667 / 55,565           $325,128 / $301,609
David F. Titus              n/a         n/a          9,423 /  9,922            $84,325 /  $60,045
JoAnn Barton                n/a         n/a          2,764 /  8,307            $22,440 /  $30,949
Jane Baker                  n/a         n/a          4,550 /  8,307            $50,334 /  $30,949

(1)  Adjusted for stock dividends issued since date of the option grant.
(2) Calculated based on the difference between the fair market value of the stock and the exercise price of the options, as of December 31, 2000.

Compensation of Directors

Outside Directors of the Bank (including directors who serve as executive officers of the Corporation) receive director fees as follows:
$1,500 for each monthly board meeting attended, $500 per executive and $250 per all other committee meetings attended. The Chairman of the Board of the Bank receives a fee of $2,000 per month in addition to the committee fees described above. The Corporation does not pay directors' fees at this time, and does not plan to in the near future.

Outside directors were eligible to receive options under the Corporation's 1984 Stock Option Plan and are also eligible to receive options under the 1997 Stock Option Plan. See "Item 12, Security Ownership of Certain Beneficial Owners and Management." During 2000, stock options for 17,885 shares were exercised by directors, realizing a value of approximately $213,000. During 2000, options to several outside directors were canceled and reissued. At the time the options were canceled, their exercise price was less than the fair market value of the shares, the directors were 40% vested, and the remaining life of the options was eight years. The directors were granted options for the same number of shares at an exercise price that exceeds the exercise price of the canceled options and equal to the fair market value at the time of the grant. The new options contain an accelerated vesting period, to match the vesting of the canceled options, and have a ten year life. Outside directors held on December 31, 2000 options for 677,046 shares, which options had an estimated value of $3,467,000 based on the difference between the fair market value of the stock as of that date and the exercise price of the options.

The Corporation has deferred compensation agreements with directors Patrick R. Gallaher, William P. Gallaher, William Geary, and James B. Keegan, Jr. Under each of these agreements, the Corporation is obligated to provide for the director or his beneficiaries, during a period of between 10 to 15 years after the director's death, disability or retirement, annual benefits ranging from $13,000 to $55,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates. The Corporation is beneficiary of life insurance policies that have been purchased as a method of financing the benefits. At December 31, 2000, the total cash surrender value of these policies was $1,180,000, which is included in other assets.

Compensation Committee

The Bank has a personnel committee that determines the salary and other compensation for the Bank's executive officers. The members of the committee are Mr. Geary and Mr. Pauley, both outside directors of the Bank and Corporation.

ITEM 12.       Security Ownership of Certain Beneficial Owners and
Management

Other than as set forth below, the Corporation knows of no person who is the beneficial owner of more than 5.0% of the Corporation's outstanding shares as of February 15, 2001.

The following sets forth the numbers of shares of common stock beneficially owned by each director of the Corporation and the Bank and by the directors and officers (including vice presidents and above) of the Corporation and the Bank as a group, as of February 15, 2001. The numbers of shares beneficially owned include the numbers of shares which each person has the right to acquire upon exercise of stock options granted pursuant to the Corporation's Stock Option Plans. The percentages of shares owned beneficially are calculated, pursuant to SEC Rule 13d-3(d) (1), based on the number of shares presently outstanding plus the number of shares which the person or group has the right to acquire.


                              Number of Shares
Name                         Beneficially Owned             Pct
Clement C. Carinalli         167,544 (1)                    4.4%
Patrick R. Gallaher          134,050 (2)                    3.6
William P. Gallaher          101,715 (3)                    2.7
William E. Geary             208,142 (4)                    5.5
Dennis R. Hunter             249,265 (5)                    6.6
James B. Keegan, Jr.         120,307 (6)                    3.2
Deborah A. Meekins            86,074 (7)                    2.3
Robert V. Pauley             207,108 (8)                    5.5
All other officers as
 a group  (16 people)         68,209 (9)                    1.8



Directors and Officers as
 a group (24 persons)      1,342,414                       35.6%


(1) Including 37,044 shares issuable to Mr. Carinalli upon the exercise of stock options exercisable within 60 days and 50,424 shares held by members of his immediate family residing at his home.
(1) Including 37,044 shares issuable to Mr. Gallaher upon the exercise of stock options exercisable within 60 days, 96,786 shares held in Mr. & Mrs. Gallaher's trust and 220 shares owned by a child living at home.
(3) Including 42,668 shares issuable to Mr. W. Gallaher upon the exercise of stock options exercisable within 60 days.
(4) Including 37,044 shares issuable to Mr. Geary upon the exercise of stock options exercisable within 60 days, 38,229 shares held in Mr. Geary's profit sharing plan, 17,997 shares held in employee pension and profit sharing plan of Geary, Shea & O'Donnell, 41,484 shares held by Mrs. Geary and 9,141shares held in a trust account for which Mr. Geary serves as trustee but does not have a beneficial interest.
(5) Including 41,674 shares issuable to Mr. Hunter upon the exercise of stock options exercisable within 60 days and 205,591 shares held in trust accounts for which Mr. Hunter serves as trustee but does not have a beneficial interest.
(6) Including 41,674 shares issuable to Mr. Keegan upon the exercise of stock options exercisable within 60 days, 56,408 shares held by Keegan & Coppin Company, Inc., 8,312 shares held by the Keegan & Coppin Profit Sharing Plan and 13,892 held in trust accounts for which Mr. Keegan is trustee or held in accounts for the benefit of his minor children.
(7) Including 44,667 shares issuable to Ms. Meekins upon the exercise of stock options exercisable within 60 days.
(8) Including 37,044 shares issuable to Mr. Pauley upon the exercise of stock options exercisable within 60 days and 14,583 shares held by Mrs. Pauley.
(9) Including 27,311 shares issuable to such officers upon the exercise of stock options exercisable within 60 days.

The business addresses of each of the above individuals is c/o Northern Empire Bancshares, 801 Fourth Street, Santa Rosa, CA 95404

ITEM 13.       Certain Relationships and Related Transactions

The Bank leases facilities for the loan department and some administrative offices from Mr. James Ratto, a major shareholder of the Corporation. Total rental expense on this lease for the year ended December 31, 2000 and 1999 was $168,000 and $155,000, respectively.

The Bank has had in the ordinary course of business, and expects to have in the future, banking transactions with its directors, officers and their associates, including transactions with corporations of which such persons are directors, officers or controlling shareholders. The transactions involving loans have been and will be entered into with such persons in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. At December 31, 2000, loans by the Bank to directors, officers and their associates totaled approximately $7,273,000, constituting 1.7% of total loans, 20.3% of the Bank's shareholders' equity and 20.1% of the consolidated shareholders' equity of the Corporation.

Loans to insiders, such as officers, directors, and certain other persons are subject to the limitations and requirements of the Financial Institutions Regulatory and Interest Rate Control Act of 1978 and regulations thereunder.


          Part IV

ITEM 14.       Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

     (a)  1.   All Financial Statements.
               See item 8.
     (a)  2    Financial Statement Schedules.
               None required
     (b)  3.   Exhibits

     The following is a list of the exhibits to this Form 10-K.

      (3)  (a)  Articles of Incorporation of the Corporation (filed as
                Exhibit 3.1 to the Corporation's S-1 Registration
                Statement, filed May 18, 1984, file number 2-91196, and incorporated herein by this reference).

           (b) Certificate of Amendment to Articles of Incorporation, filed January 17, 1989 (filed as exhibit (3)(b) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1988, file number 2-91196, and incorporated herein by this reference).

           (c) Amendment to the Bylaws of the Corporation and revised Bylaws (filed as Exhibit (3)(d) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1994, file number 2-91196, and incorporated herein by this reference).

           (d) Secretary's certificate of Amendment to the Bylaws of the Corporation and revised Bylaws (filed as exhibit
                (3)(e) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1997, file number 2-91196, and incorporated herein by this reference).

      (10) (a) Lease for Bank Premises at 801 Fourth Street, Santa Rosa, California (filed as Exhibit 10.2 to the
                Corporation's S-2 Registration Statement, filed
                September 11, 1992, file number 2-91196, and incorporated herein by this reference).

           (b)* Stock Option Plan (filed as Exhibit 10.2 to the
                Corporation's S-1 Registration Statement, filed May 18, 1984, file number 2-91196, and incorporated herein by this reference).




           (c)* Amendment No. 1 to Stock Option Plan (filed as Exhibit
                (10)(d) to the Corporation's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1989, file number 2-91196, and incorporated herein by this reference).

           (d)* Amendment No. 2 to Stock Option Plan (filed as Exhibit
                (10)(f) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1991, file number 2-91196, and incorporated herein by this reference).

           (e)* Indemnification Agreements between James B. Keegan, Jr. and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(h) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992, file number 2-91196, and incorporated herein by this reference).

           (f)* Indemnification Agreements between Dennis R. Hunter and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(i) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992, file number 2-91196, and incorporated herein by this reference).

           (g)* Indemnification Agreements between Robert V. Pauley and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(j) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992, file number 2-91196, and incorporated herein by this reference).

           (h)* Indemnification Agreements between William E. Geary and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(k) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992, file number 2-91196, and incorporated herein by this reference).

           (i)* Indemnification Agreements between Patrick R. Gallaher and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(l) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992, file number 2-91196, and incorporated herein by this reference).

           (j)* Indemnification Agreement between William P. Gallaher and Sonoma National Bank (filed as Exhibit (10)(m) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992, file number 2-91196, and incorporated herein by this reference).

           (k)* Indemnification Agreement between Deborah A. Meekins and Sonoma National Bank (filed as Exhibit (10)(p) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992, file number 2-91196, and incorporated herein by this reference).

           (l)* Executive Salary Continuation Agreement between Deborah
                A. Meekins and Sonoma National Bank (filed as Exhibit
                (10)(O) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1993, file number 2-91196, and incorporated herein by this reference).

           (m)* Executive Salary Continuation Agreement between David F. Titus and Sonoma National Bank (filed as Exhibit (10)(p) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1993, file number 2-91196, and incorporated herein by this reference).

           (n) Lease for premises in Lakeside Village Shopping Center, Windsor, California, dated March 1,1993 (filed as Exhibit (10.15) to the Corporation's Amendment No. 1 to Form S-2 Registration Statement, File No. 33-60566, filed May 13, 1993, file number 33-60566, and incorporated herein by this reference).

           (o)* Director's Deferred Compensation Plan between Patrick R. Gallaher and Sonoma National Bank (filed as Exhibit
                (10)(r) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1994, file number 2-91196, and incorporated herein by this reference).

           (p)* Director's Deferred Compensation Plan between William P. Gallaher and Sonoma National Bank (filed as Exhibit
                (10)(s) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1994, file number 2-91196, and incorporated herein by this reference).

           (q)* Director's Deferred Compensation Plan between James B. Keegan, Jr. and Sonoma National Bank (filed as Exhibit
                (10)(t) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1994, file number 2-91196, and incorporated herein by this reference).


           (r)* Director's Deferred Compensation Plan between William E. Geary and Sonoma National Bank (filed as Exhibit
                (10)(u) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1994, file number 2-91196, and incorporated herein by this reference).

           (s)* Director's Deferred Compensation Plan between William P. Gallaher and Sonoma National Bank (filed as Exhibit
                (10)(v) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter Ended June 30,1996, file number 2-91196, and incorporated herein by this reference).

           (t) Lease for Bank Premises at 6641 Oakmont Drive, Santa Rosa, California, dated October 1, 1996 (filed as Exhibit (10)(w) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter ended September 30, 1996, file number 2-91196, and incorporated herein by this reference).

           (u) Lease for Loan and Administration Offices at 815 Fifth Street, Santa Rosa, California, dated February 24, 1998 (filed as Exhibit (10)(w) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1997, file number 2-91196, and incorporated herein by this reference).

           (v)* Indemnification Agreements between William P. Gallaher and Northern Empire Bancshares (filed as Exhibit (10)(a) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter Ended June 30,1998, file number 2-91196, and incorporated herein by this reference).

           (w)* Indemnification Agreements between Clement C. Carinalli and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(b) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter Year Ended June 30, 1998, file number 2-91196, and incorporated herein by this reference).

           (x)* 1997 Stock Option Plan, as amended, and Stock Option Agreement (filed as Exhibit (10)(b) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter Year Ended June 30, 1998, file number 2-91196, and incorporated herein by this reference).

           (y) Lease for West College Branch in G & G Market at 1211A West College Avenue, Santa Rosa, California, dated June 30, 1998 (filed as Exhibit (10)(y) to the Corporation's

                Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1998, file number 2-91196, and incorporated herein by this reference).

           (z) Lease for Petaluma Branch in G & G Market at 701-B Sonoma Mountain Parkway, Petaluma, California, dated November 1, 2000.


           (aa) Lease for Operations Center at 1650 Northpoint Parkway, Santa Rosa, California, dated -----------------._
    *Management contract or compensation plan or arrangement.

    (21) Subsidiaries of the Corporation (filed as Exhibit 22 to Post Effective Amendment No. 5 to the Corporation's S-1 Registration Statement, filed May 29, 1987, File No 2-91196 and incorporated herein by this reference).

    (23)        Consent of Moss Adams, LLP
                Consent of PricewaterhouseCoopers, LLP

    (27)        Financial Data Schedule.

          (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers.

Four copies of the Registrant's 2000 Annual Report to Security Holders will be furnished to the Commission for its information when it is sent to the security holders.

The Registrant's Proxy Materials for the 2001 Shareholders' Meeting have not yet been sent to the Security Holders. Copies of the Proxy materials will be furnished to the Commission for its information when they are sent to the security holders.


     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              Northern Empire Bancshares

                              By /s/ James B. Keegan, Jr.
                              ---------------------------------
                              James B. Keegan, Jr.
                              President/ Director

                              Date   March 21, 2001

                              By /s/ Partick R. Gallaher
                              ----------------------------------
                              Patrick R. Gallaher
                              Chief Accounting Officer/Director

                              Date   March 21, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


___________________________________
Dennis R. Hunter                                 Date
Chairman of the Board of Directors


 /s/ James B. Keegan, Jr.
--------------------------
James B. Keegan, Jr.                             Date March 21, 2001
President/Director


 /s/ Patrick R. Gallaher
--------------------------
Patrick R. Gallaher,                             Date March 21, 2001
Chief Accounting Officer/Director


_________________________________
Robert V. Pauley,                                Date
Secretary and Treasurer/Director


/s/  Clement C. Carinalli
--------------------------
Clement C. Carinalli,                            Date March 21, 2001
Director


___________________________________
William P. Gallaher,                             Date
Director



/s/  William E. Geary
------------------------
William E. Geary,                                Date March 21, 2001
Director