Form 10-Q
period 2001-03-31
NORTHERN EMPIRE BANCSHARES
filed 2001-05-11
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                           OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 2-91196


                         NORTHERN EMPIRE BANCSHARES
             ---------------------------------------------------
            (Exact name of registrant as specified in its charter)

        California                                     94-2830529
---------------------------------------------      -----------------
(State or other jurisdiction of incorporation      (I.R.S. Employer
   or organization)                               Identification No.)



       801 Fourth Street, Santa Rosa, California      95404
      ------------------------------------------     --------
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:  Common Stock, no par value.
Outstanding shares as of April 15, 2001:    3,776,768

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
(dollars in thousands)
                                                March 31,   December 31,
ASSETS                                             2001         2000
Cash and equivalents:
     Cash and due from banks                    $ 17,004        $ 14,022
     Federal funds sold                           42,473          35,505
                                                --------        --------
  Total cash and equivalents                      59,477          49,527
Investment securities
     Available-for-sale                            2,006           1,985
     Restricted                                      731             722
Loans receivable, net                            449,564         432,446
Leasehold improvements
 and equipment, net                                1,016             937
Accrued interest receivable
 and other assets                                  9,025           8,773
                                                --------        --------
    Total assets                                $521,819        $494,390
                                                ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits                                   $478,280        $453,437
     Accrued interest payable
       and other liabilities                       3,485           3,022
       FHLB Advances                               1,821           1,828
                                                --------        --------
    Total liabilities                            483,586         458,287
                                                --------        --------
Shareholders' equity:
     Common stock, no par value;
     authorized, 20,000,000 shares;
     shares issued and outstanding,
     3,765,600 in 2000 and
     3,738,310 in 1999 (retroactively
     stated for 5% stock dividend)                18,315          18,267

     Additional paid-in-capital                      742             742
     Accumulated other comprehensive (loss)            7               4
     Retained earnings                            19,169          17,090
                                                --------        --------

   Total shareholders' equity                     38,233          36,103
                                                --------        --------

Total liabilities and shareholders' equity      $521,819        $494,390
                                                ========        ========


     See Notes to Consolidated Financial Statements
           NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)

                                           Three months ended March 31,
(dollars in thousands,
 except per share data)                                2001        2000
Interest income:
     Loans                                          $10,805      $8,339
     Federal funds sold and investment securities       527         513
                                                    -------     -------
        Total interest income                        11,332       8,852
                                                    -------     -------
Interest expense                                      5,511       4,233
          Net interest income before
            provision for loan losses                 5,821       4,619
                                                    -------     -------
Provision for loan losses                               240         240
          Net interest income after
            provision for loan losses                 5,581       4,379
                                                    -------     -------
Other income:
     Service charges                                    148         122
     Gain on sale of loans                              182         187
     Other                                              121         118
                                                    -------     -------
       Total other income                               451         427
                                                    -------     -------
Other expenses:
     Salaries and employee benefits                   1,518       1,275
     Occupancy                                          222         205
     Equipment                                          143         123
     Business development & advertising                 110         102
     Outside customer services                          120         101
     Shareholder & director expenses                     76          76
     Deposit and other insurance                         72          56
     Professional fees                                   69          46
     Other                                              246         237
                                                    -------     -------
       Total other expenses                           2,576       2,221
                                                    -------     -------
          Income before income taxes                  3,456       2,585
Provision for income taxes                            1,377       1,038
                                                    -------     -------
Net income                                          $ 2,079      $1,547
                                                    =======     =======
Earnings per common share                           $  0.53      $ 0.39
                                                    =======     =======
Earnings per common share assuming dilution         $  0.49      $ 0.38
                                                    =======     =======


     See Notes to Consolidated Financial Statements
          NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited)
                                                       Three months
                                                      ended March 31,
(dollars in thousands)                              2001          2000
Cash flows from operating activities:
   Net income                                   $  2,079      $  1,547
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Provision for loan losses                      240           240
      Depreciation, amortization and accretion       104            89
      FHLB Stock dividends                            (9)          (16)
      Net increase (decrease) in deferred
       loan fees and discounts                      (205)           42
      Change in deferred income taxes                106           (58)
      Tax benefit from stock options exercised         0            96
      Decrease/(Increase) in interest receivable
       and other assets                             (358)          106
      Increase in accrued interest payable and
       other liabilities                             463           553
                                                --------      --------
   Net cash provided by operating activities       2,420         2,599
                                                --------      --------
Cash flows from investing activities:
   Change in amortization of discounts on
    available for sale securities                    (18)           (4)
   Net increase in loans receivable              (17,153)       (6,938)
   Purchase of leasehold improvements
     and equipment, net                             (183)         (130)
                                                --------      --------
   Net cash used by investing activities         (17,354)       (7,072)
                                                --------      --------
Cash flows from financing activities:
   Net increase in deposits                       24,843        40,268
   Net decrease in FHLB advances                      (7)       (2,206)
   Proceeds from exercise of stock options            48            69
                                                --------      --------
   Net cash from financing activities             24,884        38,131
                                                --------      --------
Net change in cash and cash equivalents            9,950        33,658
Cash and cash equivalents, at beginning of year   49,527        28,059
                                                --------      --------
Cash and cash equivalents, at end of period      $59,477       $61,717
                                                ========      ========
Supplemental cash-flow information:
     Interest paid                                $5,616        $4,139
                                                ========      ========
     Income taxes paid                            $  437        $    3
                                                ========      ========

     See Notes to Consolidated Financial Statements


                 Northern Empire Bancshares and Subsidiary
                 Notes to Consolidated Financial Statements

     March 31, 2001

Note 1 - Basis of Presentation

The unaudited financial information contained in this report reflects all adjustments which, in the opinion of Management, are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at March 31, 2001 and the results of operations for the three months then ended. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results through December 31, 2001.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2000 Annual Report on Form 10-K.

Note 2 - Net Income per Common and Common Equivalent Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Corporation's common stock throughout the period adjusted for the impact of the 5% stock dividend declared in March 2001. The Corporation's pertinent EPS data is as follows:


                                       For the three months ended        For the three months ended
                                              March 31, 2001                   March 31, 2000
                                       --------------------------        --------------------------
	                                                      Per                               Per
                                    Income/     Shares/     Share      Income/      Shares/   Share
                                  Numerator  Denominator   Amount    Numerator  Denominator  Amount
                                  ---------  -----------   ------    ---------  -----------  ------
Net Income                       $2,079,000                         $1,547,000
                                 ==========                         ==========
EPS - Income available
 to common stockholders          $2,079,000    3,958,139    $0.53   $1,547,000    3,929,288   $0.39
                                 ==========                 =====   ==========                =====
Effect of Dilutive
 Securities - Stock Options                      323,544                            187,079
                                                 -------                            -------

EPS assuming dilution - Income
 available to common stockholders
  plus assumed conversion         $2,079,000    4,281,683   $0.49   $1,547,000    4,116,367   $0.38
                                  ==========   ==========   =====   ==========    =========   =====


Note 3 - Comprehensive Income

The Corporation's total comprehensive earnings presentation is as follows:




                                                   For the three months
                                                       ended March 31,
                                                       2001       2000

(In thousands)

Net Income                                           $2,079     $1,547
                                                     ------     ------
Other Comprehensive income (loss):
Change in unrealized holding gain (losses)
 arising during the period                               12          4
Reclassification adjustment for gains
 included in net income                                   -          -
                                                     ------     ------

                                                         12          4
Income tax benefit (expense)                             (5)        (2)
                                                     ------     ------
                                                          7          2
                                                     ------     ------
Comprehensive income                                 $2,086     $1,549
                                                     ======     ======



Note 4 - Common Stock Dividend

On March 27, 2001 the Board of Directors declared a 5% stock dividend payable on May 21, 2001 to shareholders of record on May 4, 2001.
Retained earnings and common stock have not been adjusted for the impact of the stock dividend; however, the earnings per share amounts have been adjusted for the impact of the stock dividend.

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

Summary of Financial Results

Total consolidated assets of $521,819,000 at March 31, 2001 grew $27.4 million compared to $494,390,000 at December 31, 2000. Net loans increased $17.1 million. Cash and equivalents increased $10.0 million during the first quarter.

The net income after tax for the first three months of 2001 equaled $2,079,000 compared to $1,547,000 for the comparable period of 2000, an increase of 34.4%. Increased profit resulted from growth in net interest income due primarily to loan growth.

Net Interest Income

Net interest income (before the provision for loan losses) of $5,821,000 for the first quarter of 2001 increased 26.0% from $4,619,000 for the comparable period last year. This increase in net interest income resulted primarily from volume increases of $84.4 million in average earning assets for the current quarter compared to the first quarter of 2000. The Bank experienced a $83.2 million increase in average loans outstanding, which have the highest yields, while investments, certificates of deposits and Fed Funds investments increased $1.2 million. Average interest bearing deposits for the first quarter increased $76.0 million over the same period last year and average borrowings with the Federal Home Loan Bank declined $5.7 million.

The net interest margin equaled 4.86% during the first quarter of 2001 compared to an average margin for the first quarter of 2000 of 4.62% and 4.71% for the year ended December 31, 2000. The yield on average loans equaled 9.77% in the first quarter compared to 9.18% for the same period last year, while the Bank's cost of funds increased from 5.05% for the first quarter of 2000 to 5.48% for the first quarter of 2001.

Several factors impact the Bank's interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loan and earning assets, non-accrual loan balances and mix of deposits and other funding sources.

     Changes in Market Interest Rates

The recent decline in market rates has resulted in a positive short term benefit to the Bank's net interest margin. Prime rate decline three times during the first quarter of 2001 for a total of 150 basis points. The Bank has $96.6 million in SBA 7(a) loans which reprice based upon the prime rate on the first day of the calendar quarter. The decline in prime rate did not impact these 7(a) loans until April 1, when the yield on all of these loans declined 150 basis points. In addition, approximately $207.0 million of the Bank's loan portfolio is periodically adjustable (generally every six months using the preceding month value) based upon the Eleventh District's cost of funds index
(COFI). COFI moves at a slower pace than prime rate or other indexes. COFI was 4.967% for February 2000 compared to 5.426% in February 2001 (index is released in March for the previous month). February 2001 was the first time the index declined since July of 1999 and the decline was only 8 basis points. In a declining interest rate market this index benefits the Bank's loan yields.

Of the Bank's loan portfolio totaling $457.2 million at March 31, 2001, $374.0 million or 81.8% of total loans are adjustable rate loans which have not reached a floor or ceiling rate. Approximately $144.6 million are prime-based loans, of which $47.2 million reprice immediately and $97.4 million reprice on a quarterly basis.

Interest rates on deposits have also declined during the first quarter. The Bank had $126.7 million in Sonoma Investor Reserve accounts (money market rate deposit accounts). The cost of these deposits has declined 130 basis points since December 2000.

The Bank has $266.2 million in time certificates of deposits. These accounts reprice at a slower pace similar to the COFI discussed above. The cost of time deposits has declined less than 5 basis points since December 31, 2000. The benefit of lower rates of time deposits will occur as certificates of deposits mature and are renewed at the lower rates offered on their maturity dates. The Bank is in a very competitive market for deposits with many financial institutions in our area still offering high rates for time certificates.

     Level of Loans Relative to Deposits

The Bank's ratio of loans to deposits increased to an average of 98.1% in first quarter of 2001 compared to 97.5% for the same period last year. A higher loan to deposit ratio has a beneficial impact on the Bank's net interest margin.

     Mix of Loan and Earning Assets

The mix of loans influences the overall yield on loans. The largest loan growth occurred in commercial real estate loans growing from $273.3 million at December 31, 2000 to $284.0 million at this quarter end.
This category has a lower yield than other types of loans. Construction loans increased from $46.2 million at year end to $52.8 million at the end of this quarter. Construction loans have higher yields that other real estate loans. SBA loans, which generally are secured by real estate are classified are commercial loans. Commercial loans totaled $118.1 million compared to $118.1 at December 31, 2000.


     Non-Accrual Loan Balances

Loans which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of December 31, 2000 the Bank had $2,097,000 in non-accrual loans compared to $2,170,000 million at the end of this quarter. When a non-accrual loan pays off or is reinstated to accrual status the interest income is reinstated to income which has a positive effect on loan yields. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

     Mix of Deposits and Other Funding Sources

The mix of funding sources determines the cost of funds for the Bank. Certificates of deposit reprice at the time the certificate matures which delays the benefit to the Bank's cost of funds in a downward interest market. Sonoma Investor Reserve accounts can be repriced weekly; and therefore, the benefit of falling interest rates is more immediate. Competition also is a factor in the repricing of certain deposit products. While prime rate drops immediately on loans it often takes longer to receive the same benefit when repricing market rate deposits due to competitive rates in our market area. The Bank also has a borrowing line with the Federal Home Loan Bank which has been used as a source of liquidity. The borrowing rates are often below rates offered on certificates of deposits and the Bank will be increasing the use of this line as a way to reduce our cost of funds.

Interest expense increased from $4,233,000 in the first quarter of 2000 to $5,511,000 in 2001. The major factor was the increase of $70.9 million in average interest bearing deposits when comparing the first quarter of 2000 to 2001. Another factor was the average cost of interest bearing deposits which increased from 5.09% to 5.43% when comparing the first quarter of last year to the first quarter of this year. The Bank's rapid growth and local competition for deposits has had a negative impact on the interest margin as reflected in the increase in the cost of deposits.

The following is an analysis of the net interest margin:


                                  Three months ended                Three months ended
                                    March 31, 2001                   March 31, 2000
                              ---------------------------    --------------------------
                              Average              Yield/    Average             Yield/
                              Balance   Interest    Cost     Balance    Interest   Cost
                              -------   --------   ------    -------    --------  -----
(dollars in thousands)
Earning assets (1)           $486,708    $11,332    9.44%   $402,327      $8,852  8.85%
Interest bearing liabilities  408,138      5,511    5.48%    337,255       4,233  5.05%
                                         -------                          ------
Net interest income                      $ 5,821                          $4,619
                                         =======                          ======
Net Interest income to
 earning assets                                     4.86%                         4.62%
                                                    =====                         =====

[FN]

(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three months ended March 31, 2001 and 2000. Changes not solely attributable to rate or volume have been allocated to rate.



                               For the three months ended March 31, 2001
                                         over March 31, 2000
(dollars in thousands)
                                            Volume   Yield/Rate    Total
                                            ------   ----------   ------
Increase (decrease) in interest income:
 Portfolio loans                            $1,914      $552     $2,466
 Investment securities                         (21)        3        (18)
 Federal funds sold                             39        (7)        32
Total increase (decrease)                   $1,872      $608     $2,480
                                            ------      ----     ------
Increase in interest expense:
 Interest-bearing transaction accounts        $246     ($238)        $8
 Time deposits                                 727       620      1,347
 Other borrowings                              (76)       (1)       (77)
Total increase                                $897      $381     $1,278
                                            ------      ----     ------
Increase (decrease) in net interest income    $975      $227     $1,202
                                            ======      ====     ======



Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2001 amounted to $240,000, the same as in the first quarter of last year. The provision was based upon the overall growth in loans and nonperforming loans at the end of the current quarter. For further discussion see Allowance for Loan Losses

Other Income

Other income is derived primarily from service charges, SBA loan sales, SBA loan servicing and sales of other real estate owned. Other income increased from $427,000 to $451,000 when comparing the first quarter of 2000 to the same period this year.

     Service Charges

Service charges on deposit accounts equaled $103,000 in the first quarter of 2001 compared to $93,000 for the same period last year. The increase relates to charges on analysis customers. During this quarter the earnings credit rate has declined due to the declining interest rate environment. Analysis customers earn less on their average balance to cover the cost of services provided to them. If the earnings credit do not cover the cost of services they are charged a service fee. The Bank also receives fees for safe deposit, visa, and other services.

     SBA Loan Sales

In the first quarter of this year, the Bank sold the guaranteed portion of SBA loans totaling $3.2 million and recognized gains on those sales of $182,000. During the first quarter of last year, the Bank sold the guaranteed portion of SBA loans totaling $5.1 million and recognized gains on those sales of $187,000. The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The premiums on loan sales increased over those received during the first quarter of last year.
The average premium on sales in the first quarter of 2000 equaled 3.6% compared to 5.6% during this quarter. This change is market driven based upon factors such as rate of prepayment of SBA loans experienced throughout the country and there is no guarantee that they will continue at the current level.

     SBA Loan Servicing

SBA servicing fees totaled $67,000 during the first quarter of 2000, compared to fees of $75,000 recorded for this quarter. The income varies depending on the fee income calculated based upon the payments received during the period and the size of the portfolio serviced. The serviced portfolio equaled $29.5 million at March 31, 2000 compared to $31.3 million at March 31, 2001.

     Sales of Other Real Estate Owned

There were no sales of other real estate owned (OREO) during the first quarter of 2000 or 2001.

Non-Interest Expenses

The Bank's non-interest expenses increased from $2,221,000 for the first quarter of last year to $2,576,000 for the first quarter of 2001. This increase was anticipated since the Bank has continued to grow at a rapid rate.

     Salaries and Employee Benefits

The Bank's largest expense category is salaries and benefits which increased 19.1% from $1,275,000 to $1,518,000. The Bank's full time equivalent (FTE) staff level has increased from 94 at March 31, 2000 to 104 at March 31, 2001. Our Petaluma branch office was opened in November 2000 which added four new staff positions. The Bank also added a compliance officer, two new position in the Construction Loan Dept. and increased the Business Development staff in the Main Branch. Incentive payments continue at a high level due to growth in the loan portfolio and deposit base. Personnel costs are also affected by annual salary increases, and changes in benefit costs.

     Occupancy and Equipment

Occupancy expenses increased 8.3%, mainly due to the new branch and rent increases on existing facilities. Equipment costs increased to $143,000 up from $123,000 for the first quarter last year. The Bank continues to upgrade computer equipment and operations. The Bank also completed the I Banc (internet banking) project during the first quarter of this year. It is expected that equipment costs will continue to increase.

     Deposit and Other Insurance

Deposit and other insurance of $72,000 increased $16,000 over the first quarter of last year. Regulatory assessments and FDIC insurance cost grew due to the increase in deposit assessment base for the Financing Corporation (FICO) assessment which became effective January 1, 1997 and is based on deposit levels. There is no assurance that regulatory assessments will continue at the current low level. The cost of other insurance increased due to growth and additions to the Bank's insurance coverage which resulted in higher premiums.

     Professional Services

 Professional fees increased by $23,000 from the first quarter of 2000 to $69,000 in this quarter. Legal expenses were higher which reflects the increase in problem loans requiring outside counsel (See discussion on Allowance for Loan Losses).

     Business Development and Advertising

Advertising and business development costs, which vary depending on loan and deposit promotions, increased to $110,000 from $102,000 in the first quarter of 2000.


     Outside Customer Services

Outside customer services increased due to new analysis customers which added expense charges. The Bank pays for certain direct costs (ie: payroll services, escrow fees, etc.) which are expensed. The analysis customer receives earnings credits based upon their deposit account balances which can be used to offset these charges. The customer is charged a bank service fee if their earnings credits do not cover the costs.

     Shareholder and Director Expenses

First quarter expenses for shareholder and Director Expenses equaled $76,000, the same as for the first quarter of last year. Included in this category are directors fees for attending Board, Loan Committee, ALCO, Executive Committee, Audit and Personnel Committee meetings. The cost of the Corporation's annual report, transfer agent fees and other costs of communicating with shareholders is included in this expense category.

     Other Exepnses

Other expenses, which includes stationery and supplies, telephone, postage, loan expenses, dues and subscriptions and automobile costs have increased due to growth and the volume of activity.

Total non-interest expenses for the SBA lending department for the first quarter of 2001 was approximately $458,000 ($279,000 in personnel costs, $69,000 in occupancy and equipment expenses, $23,000 in marketing/business development and $87,000 in other expenses) compared to $434,000 for the first quarter of 2000. Since March 31, 2000, the SBA Dept.'s loan portfolio (serviced portion and Bank's portion) has increased 5.1% to $212.6 million, of which $31.3 million has been sold and is being serviced.

Income Taxes

The effective tax rate was 39.8% for the first quarter of 2001 compared to 40.2% for the first quarter of last year. The decline results from savings associated with apportioning of taxable income between states. The provision for the first quarter of 2001 was $1,377,000 versus $1,038,000 for the same period last year. The increase resulted from the increase in pre-tax income during the comparable quarters.

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

Cash and due from banks, federal funds sold and certificates of deposit totaled $59.5 million or 11.4% of total assets at March 31, 2001, compared to $49.5 million or 10.0% of total assets at December 31, 2000. The Bank sold $3.2 million in SBA loans during the first quarter of 2001 to increase the Bank's liquidity. The Bank has also experienced slightly slower loan growth during the first quarter of this year. As of March 31, 2001, the Bank held $59.4 million in SBA guaranteed loans which could be sold if additional liquidity was needed.

At March 31, 2001, the Bank had unused federal funds lines of credit totaling $9,000,000. The Bank also has a credit line with the Federal Home Loan Bank which is based upon the value of collateral (investments and loans). Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.


At March 31, 2001, the Corporation had non-interest and interest bearing cash balances of $262,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the first quarter of 2001, deposits increased 5.5% to $478.3 million compared to $453.4 million at the end of the year.

Money market rate deposits totaling $126.7 were relatively unchanged from the end of the year. This is a limited transaction account with a discretionary rate which is set by management (previously been tied to the 13 week treasury bill less a margin of 75 basis points). The rate offered on this account dropped significantly during the quarter as a result of the current declining rate environment which has impacted growth in the deposit product. There has also been increased competition in our market area for these types of funds. The Bank's customers have held their funds in this deposit product rather than locking into a specific maturity since the rates, especially for short term maturities have been comparable. New customers continue to find this deposit account attractive due to the immediate availability of the funds versus a time certificate bearing a future maturity.

Certificates of deposits increased from $254.0 million at December 31, 2000 to $266.2 million as of March 31, 2001. Early in the first quarter, the Bank offered attractive rates on six and seven month certificates, which account for the majority of the growth in time deposits. When rates declined very rapidly in January the specials offered on certificates of deposits were discontinued.

As of March 31, 2001, non-interest bearing deposits equaled $60.8 million compared to $51.0 million at December 31, 2000. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by businesses such as title and mortgage companies. Title company accounts have greater balance fluctuations than other types of accounts based upon their business activity with their balances averaging approximately $13 million over the first quarter. At the end of the quarter title company balances were higher than normal at $22.7 million.

The interest rate environment and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $449.6 million at March 31, 2001 compared to $432.4 million at December 31, 2000, increasing 4.0%; however, loans increased 23.5% over March 31, 2000. The following is an analysis of the loan portfolio.


Type of Loan                                March 31,    December 31,
(in thousands)                                  2001           2000
                                            --------        --------
Commercial                                  $118,117        $118,134
Real Estate Construction                      52,760          46,244
Real Estate Other                            284,025         273,298
Installment Loans to Individuals               2,339           2,412
                                            --------        --------
                                             457,241         440,088
Deferred loan fees and discount               (2,756)         (2,961)
Allowance for loan losses                     (4,921)         (4,681)
                                            --------        --------
TOTAL                                       $449,564        $432,446
                                            ========        ========



The SBA loan program continued to be a popular program; however, competition has increased. At March 31, 2001, total SBA guaranteed loans equaled $63.8 million, net of $31.3 in SBA loans sold and being serviced by the Bank. The majority of the Bank's SBA loans are secured by real estate; however, they are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, except they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the federal government program could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans which could be sold in the secondary market was $63.8 million at March 31, 2001.

The Bank continues to emphasize commercial and real estate lending. At March 31, 2001, 25.8% of the loans held for investment were commercial loans and 73.7% were real estate and construction loans, compared to 26.8% and 72.6% respectively at December 31, 2000. The Bank has increased the commercial and commercial real estate portfolio through its reputation as an experienced business and real estate lender which facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan to value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

Construction loans grew from $46.2 million at December 31, 2000 to $52.8 million at the end of March 2001. The Bank continues to focus on residential construction lending since it created a construction lending group in 1997. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area.
The construction lending business is subject to among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.

The Bank offers residential mortgages on a limited basis.

The Bank has a small portfolio of consumer loans which equaled 0.5% of the total loan portfolio at March 31, 2001 and 0.5% at December 31, 2000.

Allowance for Loan Losses

The allowance for loan losses equaled $4,921,000 at March 31, 2001, compared to $4,681,000 at December 31, 2000. At March 31, 2001, the allowance for loan losses equaled 1.3% of loans (net of the guaranteed portion of SBA loans). The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At March 31, 2001, there were four borrowers on non-accrual totaling $2,170,000 with $1,653,000 of that amount collateralized by real estate and $1,125,000 of it also guaranteed by the SBA. There were no loans past due 90 days or more and still accruing interest. Loans past due 30 to 89 days totaled $5,996,000, with $5,746,000 of that amount collateralized by real estate and $868,000 guaranteed by the SBA. At December 31, 2000, the Bank had $2,097,000 in non-accrual loans and $158,000 in loans past due 90 or more days and still accruing interest.

During the first quarter of 2001, there were no loans charged off and no loan recoveries. The Bank continues to have a low charge off experience compared to industry standards. The following is an analysis of the activity in the allowance for loan losses during the quarter:


(In thousands)                               March 31, 2001
                                             --------------
Balance - Beginning of period                        $4,681
Provision for loan losses                               240
Charge offs                                               0
Recoveries                                                0
                                                     ------
Balance - End of period                              $4,921
                                                     ======



Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At March 31, 2000, the Bank was considered " well capitalized." The total risk-based capital ratios were 10.7% for the Bank and 10.7% for the Corporation.

The Corporation declared a 5% stock dividend on March 27, 2001 with a record date of May 4, 2001. The common stock and retained earnings in the financial statements have not been adjusted to include the impact of this stock dividend.


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

Management expects that, in a declining rate environment, the Bank's net interest margin would tend to decline, and, in an increasing rate environment, the Bank's net interest margin would tend to increase. On a monthly basis, management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in general interest rates of 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income and the value of the Bank's equity is calculated by discounting cash flows associated with the Bank's assets and liabilities. The following table summarizes the simulated change in Net Interest Income based on the twelve months ending December 31, 2001, given a change in general interest rates of 200 basis points up or down.


Change in                        Estimated           Estimated Change in
Interest Rate          Net Interest Income           Net Interest Income
         +200                      $24,587                    $2,564
         +100                       23,383                     1,360
Base Scenario                       22,023                         -
         -100                       21,689                      (334)
         -200                       20,908                    (1,115)


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

The following schedule represents interest rate sensitivity profile as of March 31, 2001 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.



Balance Sheet
(in thousands)

                                           Over 3                   Non-rate or
                                           months    Over 1 year      Sensitive
                              Through     through      through 5         Over 5
                             3 months      1 year          years          years      Total
                             --------    --------       --------       --------   --------
Assets
Fed funds sold &
 certificates of deposit      $43,166                                              $43,166
Investment securities           1,000      $1,006                          $731      2,737
Loans (net of discounts)      185,079     196,446        $64,421          8,539    454,485
Non-interest-earning assets
(net of allowance for
 loan losses)                                                            21,431     21,431
                             --------    --------       --------       --------   --------

                             $229,245     $97,452        $64,421        $30,701   $521,819
                             ========    ========       ========       ========   ========
Liabilities &
 Shareholders' Equity
Time Deposits $100,000
 and over                     $12,097     $73,043        $11,984                   $97,124
All other interest-bearing
 liabilities                  167,387     130,075         18,156         $6,522    322,140
Non-interest bearing
 liabilities                                                             60,837     60,837
Other Liabilities &
 Shareholders' Equity                                                    41,718     41,718
                             --------    --------       --------       --------   --------
                             $179,484    $203,118        $30,140       $109,077   $521,819
                             ========    ========       ========       ========   ========
Interest Rate
  Sensitivity (1)             $49,761     ($5,666)       $34,281       ($78,376)
Cumulative Interest Rate
  Sensitivity                 $49,761     $44,095        $78,376              -
                             --------    --------       --------       --------   --------


[FN]
(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None other than in the ordinary course of business.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On March 27, 2001 a 5% stock dividend was declared which will be issued to shareholders of record as of May 4, 2001 . The stock will be distributed on or about May 21, 2001.

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


NORTHERN EMPIRE BANCSHARES

Date: May 8, 2001
      -----------
/s/ Dennis R. Hunter                    /s/ Patrick R. Gallaher
---------------------------------       ------------------------------
Dennis R. Hunter                             Patrick R. Gallaher
Chairman of the Board of Directors           Chief Accounting Officer