Form 10-Q
period 2001-06-30
NORTHERN EMPIRE BANCSHARES
filed 2001-08-13
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-Q


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

                                     OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 2-91196


                         NORTHERN EMPIRE BANCSHARES
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

        California                                      94-2830529
----------------------------                        ------------------
(State or other jurisdiction                       (I.R.S. Employer
      of incorporation                             Identification No.)
      or organization)


           801 Fourth Street, Santa Rosa, California      95404
          ------------------------------------------------------
         (Address of principal executive offices)       (Zip code)


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

Title of class: Common Stock, no par value. Outstanding shares as of July 15, 2001: 3,965,541

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
(dollars in thousands)
                                                  June 30,  December 31,
  ASSETS                                             2001        2000
Cash and equivalents:
  Cash and due from banks                        $ 16,944      $ 14,022
  Federal funds sold                               39,293        35,505
                                                 --------      --------
    Total cash and equivalents                     56,237        49,527

Investment securities available-for-sale            1,010         1,985
Federal Home Loan Bank stock, at cost                 578           561
Federal Reserve Bank stock, at cost                   163           161
Loans receivable, net                             460,073       432,446
Leasehold improvements and equipment, net             985           937
Accrued interest receivable and other assets        8,954         8,773
                                                 --------      --------
   Total assets                                  $528,000      $494,390
                                                 ========      ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                       $482,585      $453,437
  Accrued interest payable
   and other liabilities                            3,127         3,022
  FHLB Advances                                     1,815         1,828
                                                 --------      --------
   Total liabilities                              487,527       458,287
                                                 --------      --------

Shareholders' equity:
  Preferred stock, no par value;
   authorized, 10,000,000 shares;
   none issued or outstanding

  Common stock, no par value;
   authorized, 20,000,000 shares;
   shares issued and  outstanding,
   3,965,541 in 2001 and 3,765,493 in 2000         21,925        18,267
  Additional paid-in capital                          742           742
  Accumulated other comprehensive income (loss)         4             4
  Retained earnings                                17,802        17,090
                                                 --------      --------
   Total shareholders' equity                      40,473        36,103
                                                 --------      --------

   Total liabilities and shareholders' equity    $528,000      $494,390
                                                 ========      ========


               See Notes to Consolidated Financial Statements

              NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
         for the three and six months ended June 30, 2001 and 2000
                              (Unaudited)

(dollars in thousands, except per share data)

                                 Three Months Ended    Six Months Ended
                                     June 30,              June 30,
                                    2001     2000       2001       2000
Interest income:
  Loans                          $11,165   $8,855    $21,970    $17,194
  Federal funds sold and
   investment securities             456      543        983      1,056
                                 -------   ------    -------    -------
    Total interest income         11,621    9,398     22,953     18,250

Interest expense                   5,513    4,476     11,024      8,709
                                 -------   ------    -------    -------
    Net interest income before
     provision for loan losses     6,108    4,922     11,929      9,541
Provision for loan losses            240      240        480        480
                                 -------   ------    -------    -------
    Net interest income after
     provision for loan losses     5,868    4,682     11,449      9,061
                                 -------   ------    -------    -------
Other income:
  Service charges on deposits        101       83        204        175
  Gain on sale of loans              164       66        346        253
  Other                              195      222        361        370
                                 -------   ------    -------    -------

    Total other income               460      371        911        798
                                 -------   ------    -------    -------
Other expenses:
  Salaries and employee benefits   1,485    1,316      3,003      2,591
  Occupancy                          227      209        449        414
  Equipment                          148      140        291        263
  Advertising and business
   development                       122      142        232        244
  Outside customer services          106      105        226        206
  Director and shareholder
   expenses                           69       67        145        143
  Deposit and other insurance         74       75        146        131
  Professional fees                   28       78         97        124
  Other                              276      214        522        451
                                 -------   ------    -------    -------
   Total other expenses            2,535    2,346      5,111      4,567
                                 -------   ------    -------    -------

     Income before income taxes    3,793    2,707      7,249      5,292
Provision for income taxes         1,549    1,121      2,926      2,159
                                 -------   ------    -------    -------
Net income                       $ 2,244  $ 1,586    $ 4,323    $ 3,133
                                 =======   ======    =======    =======
Earnings per common share        $  0.57  $  0.40    $  1.09    $  0.79
                                 =======   ======    =======    =======
Earnings per common share
  assuming dilution              $  0.53  $  0.39    $  1.01    $  0.77
                                 =======   ======    =======    =======


               See notes to Consolidated Financial Statements


                 NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 2001 and 2000
                                (Unaudited)


(dollars in thousands)


                                                         2001      2000
Cash flows from operating activities:
  Net income                                         $  4,323  $  3,133

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses and OREO losses            480       480
     Depreciation, amortization and accretion             210       189
     FHLB stock dividends                                 (17)      (40)
     Net increase in deferred loan fees and discounts    (471)        3
     Change in deferred income taxes                     (139)      700
     Tax benefit from stock options exercised               -        96
     Increase in interest receivable and other assets     (42)     (910)
     Increase (decrease) in accrued interest payable
      and other liabilities                               105       590
                                                     --------  --------
   Net cash provided by in operating activities         4,449     4,241
                                                     --------  --------
Cash flows from investing activities:
    Purchase of  restricted securities                     (4)      (38)
    Maturities of available for sale securities           977         -
    Redemption of restricted securities                     1       666
    Net increase in loans receivable                  (27,636)  (36,148)
    Purchase of leasehold improvements and
     equipment, net                                      (258)     (254)
                                                     --------  --------
    Net cash used in investing activities             (26,920)  (35,774)
                                                     --------  --------


Cash flows from financing activities:
    Net increase in deposits                           29,148    53,394
    Net decrease FHLB advances                            (13)   (7,211)
    Payment of cash dividends                              (4)       (2)
    Stock options exercised                                50        69
                                                     --------  --------
 Net cash provided by financing activities             29,181    46,250
                                                     --------  --------
Net increase (decrease) in cash and cash equivalents    6,710    14,717
Cash and cash equivalents at beginning of year         49,527    28,059
                                                     --------  --------
Cash and cash equivalents at end of period           $ 56,237  $ 42,776
                                                     ========  ========
Supplemental cash flow information:
  Interest paid                                      $ 11,158  $  8,734
                                                     ========  ========
  Income taxes paid                                  $  2,714  $  1,383
                                                     ========  ========
  Additions to other real estate owned               $      -  $    940
                                                     ========  ========


               See notes to Consolidated Financial Statements

                  Northern Empire Bancshares and Subsidiary
                 Notes to Consolidated Financial Statements

                                June 30, 2001

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares (the "Corporation") and Subsidiary at June 30, 2001 and the results of operations for the three and six months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2000 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results through December 31, 2001.

Note 2 - Net Income per Common and Common Equivalent Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing diluted income available to common shareholders by the weighted average number of common shares and common equivalent shares outstanding which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Corporation's common stock throughout the period. The Corporation's pertinent EPS data is as follows:
                                      For the three months ended
                                              June 30, 2001
                                                                Per
                                     Income/      Shares/     Share
                                  Numerator    Denominator    Amount
                                  ---------    -----------    ------
Net Income                       $2,244,000
                                 ==========
EPS - Income available to
common stockholders               2,244,000      3,965,496     $0.57
                                 ==========
Effect of Dilutive Securities
- Stock Options                                    284,065
                                                 ---------
EPS assuming dilution - Income
available to common stockholders
plus assumed conversion           $2,244,000     4,249,561     $0.53
                                  ==========     =========     =====

                                      For the three months ended
                                              June 30, 2000
                                                                Per
                                     Income/      Shares/     Share
                                  Numerator    Denominator    Amount
                                  ---------    -----------    ------

Net Income                       $1,584,000
                                 ==========
Eps - Income available to
common stockholders              $1,584,000      3,953,735     $0.40
                                 ==========                    =====
Effect of Dilutive Securities
- Stock Options                                     71,401
									    ---------
Eps assuming dilutions - Income
available to common stockholders
plus assumed conversion          $1,584,000      4,025,136     $0.39
                                 ==========      =========     =====

                                        For the six months ended
                                              June 30, 2001
                                                                Per
                                     Income/      Shares/     Share
                                  Numerator    Denominator    Amount
                                  ---------    -----------    ------

Net Income                       $4,323,000
                                 ==========
Eps - Income available to
common stockholders              $4,323,000      3,961,916     $1.09
                                 ==========                    =====
Effect of Dilutive Securities
- Stock Options                                    324,480
                                                 ---------
Eps assuming dilutions - Income
available to common stockholders
plus assumed conversion          $4,323,000      4,286,396     $1.01
                                 ==========      =========     =====


                                        For the six months ended
                                              June 30, 2000
                                                                Per
                                     Income/      Shares/     Share
                                  Numerator    Denominator    Amount
                                  ---------    -----------    ------

Net Income                       $3,133,000
                                 ==========
Eps - Income available to
common stockholders              $3,133,000      3,942,060     $0.79
                                 ==========                    =====
Effect of Dilutive Securities
- Stock Options                                    139,067
                                                 ---------
Eps assuming dilutions - Income
available to common stockholders
plus assumed conversion          $3,133,000      4,081,127     $0.77
                                 ==========      =========     =====











Note 3 - Comprehensive Income

The Corporation's total comprehensive earnings presentation is as follows:




                                  For the three          For the six
                                   months ended         months ended
                                     June 30,              June 30,
(In thousands)                     2001     2000       2001     2000
                                 ---------------     ---------------
Net Income                       $2,244   $1,586     $4,323   $3,133
Other Comprehensive
 income (loss):
    Change in unrealized
    holding gain (losses)
    arising during the period        (4)        9          8      12
Income tax benefit (expense)          2         4         (4)      4
                                 ------    ------     ------  ------
                                     (2)        5          4       8
                                 ------    ------     ------  ------
Comprehensive income             $2,242    $1,591     $4,327  $3,142
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

Summary of Financial Results

Total consolidated assets equaled $528,000,000 at June 30, 2001 compared to $494,390,000 at December 31, 2000. Net loans increased $27.6 million since year end with $10.5 million occurring in the second quarter. Cash and equivalents decreased $3.2 million during the second quarter.

Net income after tax for the first six months of 2001 equaled $4,323,000 compared to $3,133,000 for the comparable period last year, an increase of 38.0%. The second quarter's net income of $2,244,000 increased 41.6% over the second quarter of 2000 when net income equaled $1,586,000. The higher profit resulted from increases in net interest income due to loan growth (a larger volume of higher yielding earning assets).

Net Interest Income

Net interest income (before the provision for loan losses) of $6,108,000 for the second quarter of 2001 increased 24.1% from $4,922,000 for the comparable period last year. This increase in net interest income resulted from volume increases of $88.8 million in average earning assets for the second quarter of 2001 compared to the second quarter of 2000. Average loans outstanding increased $81.8 million over the second quarter of 2000 while investments and fed funds sold increased $7.0 million.

Interest expense increased from $4,476,000 in the second quarter of 2000 to $5,513,000 in 2001. The major factor was the increase of $78.5 million in average interest bearing deposits when comparing the second quarter of 2000 to 2001. Another factor was the average cost of interest bearing deposits which increased from 5.24% to 5.21% when comparing the second quarter of last year to the second quarter of this year.

The average net interest margin equaled 4.86% during the second quarter of 2001 compared to an average margin for the second quarter of 2000 of 4.77% and 4.71% for the year ended December 31, 2000. The yield on average loans equaled 9.25% in the second quarter of 2001 compared to 9.10% for the same period last year, while the Bank's cost of funds increased from 5.21% for the second quarter of 2000 to 5.24% for the second quarter of 2001.

Several factors impact the Bank's interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loans and other earning assets, non-accrual loan balances and mix of deposits and other funding sources.

        Changes in Market Interest Rates

The recent decline in market rates has resulted in a positive short term benefit to the Bank's net interest margin. Prime rate declined 150 basis points during the first quarter of 2001 and an additional 125 basis points during the second quarter of 2001. The Bank has $105.6 million in SBA 7(a) loans which reprice based upon the prime rate on the first day of each calendar quarter. The decline in prime rate during the second quarter did not impact these 7(a) loans until July 1, when the yield on these loans declined 125 basis points. In addition, approximately $205.4 million of the Bank's loan portfolio is periodically adjusted (generally every six months using the preceding month value) based upon the Eleventh District's cost of funds index
(COFI). COFI moves at a slower pace than prime rate or other indexes. COFI was 5.20% for May 2000 compared to 4.745% in May 2001 (index is released in June for the previous month). Since December 2000 the COFI index has declined 87 basis points significantly lagging the 275 basis point decline in prime rate during the same period. In a declining interest rate market the COFI index benefits the Bank's loan yields.

Of the Bank's loan portfolio totaling $467.7 million at June 30, 2001, $381.7 million or 81.6% of total loans are adjustable rate loans which have not reached a floor or ceiling rate. Approximately $150.1 million are prime-based loans, of which $44.3 million reprice immediately and $105.8 million reprice on a quarterly basis.

Interest rates on deposits have also declined during the second quarter. At June 30, 2001, the Bank had $118.5 million in Sonoma Investor Reserve accounts (money market rate deposit accounts). This is a tiered rate account. The cost for accounts with average balances of $100,000 or higher has declined from 5.25% to 3.75% (150 basis points) since
December 2000. This has had a positive short term impact since the majority of prime based loans reprice on a quarterly schedule; however, the drop in rate has not equaled the decline in prime rate. Pricing on market rate accounts is largely driven by competitive rates in our current market area.

The Bank has $278.8 million in time certificates of deposits. These accounts reprice at a slower pace similar to the COFI discussed above.
The average cost of time deposits has declined less than 22 basis points since December 31, 2000. The benefit of lower rates on time deposits will occur as certificates of deposits mature and are renewed at the lower rates offered on their maturity dates. The Bank is in a very competitive market for deposits with many financial institutions in our area still offering high rates for time certificates.

        Level of Loans Relative to Deposits

The Bank's ratio of loans to deposits averaged 97.5% in the second quarter of 2001 compared to 97.6% for the same period last year. A higher loan to deposit ratio has a beneficial impact on the Bank's net interest margin, since loans generally have a higher yield than other types of earning assets.

        Mix of Loan and Earning Assets

The mix of loans influences the overall yield on loans. The largest loan growth occurred in commercial loans which grew from $118.1 million at December 31, 2000 to $130.2 million at this quarter end. (SBA loans, which generally are secured by real estate, are classified as commercial loans). This category has a higher yield than other types of loans. Construction loans increased from $46.2 million at year end to $57.0 million at the end of this quarter. Construction loans have higher yields that other real estate loans. Commercial real estate loans totaled $278.2 million compared to $273.3 million at December 31, 2000.


        Non-Accrual Loan Balances

Loans which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of December 31, 2000 the Bank had $2,097,000 in non-accrual loans compared to $1,721,000 million at the end of this quarter. When a non-accrual loan pays off or is reinstated to accrual status the interest income is reinstated to income which has a positive effect on loan yields. At June 30, 2001 non-accrual loans equaled 0.37% of total loans. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

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

The following is an analysis of the net interest margin:

                         Three months ended         Three months ended
                             June 30, 2001              June 30, 2000
(dollars in thousands)
                        Average                     Average
                        Balance  Interest  Yield    Balance  Interest  Yield
                       -------- --------  -----   --------  --------  -----
Earning assets (1)      $504,058  $11,621  9.25%   $415,237    $9,398  9.10%
Interest bearing
 liabilities             421,623    5,513  5.24%    345,527     4,476  5.21%
                                   ------                      ------
Net interest income                $6,108                      $4,922
                                   ======                      ======
Net Interest income to
 earning assets                            4.86%                       4.77%
                                           =====                       =====

(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.



                          Six months ended        Six months ended
                             June 30, 2001          June 30,2000
(dollars in thousands)
                       Average                     Average
                       Balance  Interest  Yield    Balance  Interest  Yield
                      -------- --------  -----    -------  --------  -----
Earning assets (1)    $495,431   $22,953   9.34%  $408,784   $18,250  8.98%
Interest bearing
 liabilities           415,035    11,024   5.36%   341,176     8,709  5.13%
                                 -------                     -------
Net interest income              $11,929                      $9,541
                                 =======                     =======
Net Interest income to
 earning assets                            4.86%                      4.69%
                                           =====                      =====

(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and six months ended June 30, 2001 and 2000. Changes not solely attributable to rate or volume have been allocated to rate.










                 For the three months ended June 30, 2001
                            over June 30, 2000
(dollars in thousands)
                                           Volume    Yield/Rate   Total
                                           ------     -----      ------
Increase (decrease) in interest income:
  Portfolio loans                          $1,907      $401      $2,308
  Other earning assets                        108      (193)        (85)
                                           ------     -----      ------
  Total increase (decrease)                 2,015       208       2,223
                                           ------     -----      ------

Increase in interest expense:
  Interest-bearing transaction accounts       190      (439)       (249)
  Time deposits                               864       460       1,324
  Other borrowings                            (36)       (2)        (38)
                                           ------     -----      ------
Total increase                              1,018        19       1,037
                                           ------     -----      ------

Increase (decrease) in net interest income   $997      $189      $1,186
                                           ======     =====      ======

                  For the six months ended June 30, 2001
                            over June 30, 2000
(dollars in thousands)
                                           Volume    Yield/Rate   Total
                                           ------     -----      ------
Increase (decrease) in interest income:
 Portfolio loans                           $1,904     $2,872     $4,776
 Other earning assets                          61       (134)       (73)
                                           ------     ------     ------

Total increase (decrease)                   1,965      2,738      4,703
                                           ------     ------     ------

Increase in interest expense:
 Interest-bearing transaction accounts        221       (462)      (241)
 Time deposits                                792      1,878      2,670
 Other borrowings                             (55)       (59)      (114)
                                           ------     ------     ------
Total increase                                958      1,357      2,315
                                           ------     ------     ------

Increase (decrease) in net interest income $1,007     $1,381     $2,388
                                           ======     ======     ======



Provision for Loan Losses

The provision for loan losses equaled $240,000 for the three months ended June 30, 2001 and $480,000 for the first six months of 2001 unchanged from the same periods last year. The provision is intended to maintain the Allowance for Loan Losses given the overall growth in loans and the level of non-accrual loans. For further discussion see Allowance for Loan Losses.

Other Income

Other income is derived primarily from service charges, SBA loan sales, SBA loan servicing and sales of other real estate owned. Other income increased from $371,000 to $460,000 when comparing the second quarter of 2000 to the same period this year.

        Service Charges

Service charges on deposit accounts equaled $101,000 in the second quarter of 2001 compared to $83,000 for the same period last year. The increase relates to charges on analysis customers. During this quarter the earnings credit rate has declined due to the declining interest rate environment. Analysis customers earn less on their average balance to cover the cost of services provided to them. If the earnings credit do not cover the cost of services they are charged a service fee. The Bank also receives fees for safe deposit, visa, and other services.

SBA Loan Sales

In the second quarter of this year, the Bank sold the guaranteed portion of SBA loans totaling $2.4 million and recognized gains on those sales of $164,000. During the second quarter of last year, the Bank sold the guaranteed portion of SBA loans totaling $1.6 million and recognized gains on those sales of $66,000. The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The premiums on loan sales increased over those received during the second quarter of last year. The average premium on sales in the second quarter of 2000 equaled 4.1% compared to 6.9% during this quarter. This change is market driven based upon factors such as rate of prepayment of SBA loans experienced throughout the country. There is no guarantee that premiums will continue at the current level.

        SBA Loan Servicing

SBA servicing fees totaled $69,000 during the second quarter of 2000, compared to fees of $78,000 recorded for this quarter. The income varies depending on the fee income calculated based upon the payments received during the period and the size of the portfolio serviced. The serviced portfolio equaled $30.4 million at June 30, 2000 compared to $31.7 million at June 30, 2001.

        Sales of Other Real Estate Owned

There were no sales of other real estate owned (OREO) during the second quarter of 2000 or 2001.

Non-Interest Expenses

The Bank's non-interest expenses increased from $2,346,000 for the second quarter of last year to $2,535,000 for the second quarter of 2001. This increase was anticipated since the Bank has continued to grow at a rapid rate.

        Salaries and Employee Benefits

The Bank's largest expense category is salaries and benefits which increased 12.8% from $1,316,000 to $1,485,000. The Bank's full time equivalent (FTE) staff level has increased from 93 at June 30, 2000 to 108 at June 30, 2001. Our Petaluma branch office was opened in November 2000 which added four new staff positions. The Bank also added a Chief Information Officer, Compliance Officer, two new staff positions in the Construction Loan Dept. and increased the Business Development staff in the Main Branch. Incentive payments continue at a high level due to growth in the loan portfolio and deposit base. Personnel costs are also affected by annual salary increases, and changes in benefit costs.

Occupancy and Equipment

Occupancy expenses increased 8.6%, mainly due to the new branch and rent increases on existing facilities. In August, the Bank will relocate its computer operations to a separate location which will further increase our occupancy costs. Equipment costs increased to $148,000 up from $140,000 for the second quarter last year. The Bank continues to upgrade computer equipment and operations. The Bank also completed the I Banc (internet banking) project during the first quarter of this year. It is expected that equipment costs will continue to increase.

        Deposit and Other Insurance

Deposit and other insurance of $74,000 was relatively unchanged from the second quarter of last year. There is no assurance that regulatory assessments will continue at the current low level. The cost of other insurance is included in this category.

        Professional Services

Professional fees decreased by $50,000 from the second quarter of 2000 to $28,000 in this quarter. Legal expenses vary depending upon problem loans requiring outside counsel (See discussion on Allowance for Loan Losses) and other professional services vary depending upon the scheduling of other contracted services such as loan reviews, tax services, and other consulting services.

        Business Development and Advertising

Advertising and business development costs, which vary depending on loan and deposit promotions, decreased to $122,000 from $142,000 in the second quarter of 2000.

        Outside Customer Services

Outside customer services was relatively unchanged when comparing second quarter of this year to last year's. The Bank pays for certain direct costs (i.e.: payroll services, escrow fees, etc.) which are expensed. The analysis customer receives earnings credits based upon their deposit account balances which can be used to offset these charges. The customer is charged a bank service fee if their earnings credits do not cover the costs.

        Shareholder and Director Expenses

Second quarter expenses for shareholder and Director Expenses equaled $69,000, up from $67,000 for the second quarter of last year. Included in this category are directors' fees for attending Board, Loan Committee, ALCO, Executive Committee, Audit and Personnel Committee meetings. The cost of the Corporation's annual report, transfer agent fees and other costs of communicating with shareholders is included in this expense category.

        Other Expenses

Other expenses, which includes stationery and supplies, telephone, postage, loan expenses, dues and subscriptions and automobile costs have increased due to growth and the volume of activity.

Total non-interest expenses for the SBA lending department for the second quarter of 2001 was approximately $442,000 ($291,000 in personnel costs, $62,000 in occupancy and equipment expenses, $37,000 in marketing/business development and $52,000 in other expenses) compared to $483,000 for the second quarter of 2000. Since June 30, 2000, the SBA Dept.'s loan portfolio which includes the serviced portion ($31.7 million) and the Bank's portion ($137.2 million) of SBA loans, construction loans ($4.9 million) and commercial real estate loans ($80.7 million) has increased 19.7% to $254.5 million, of which $31.7 million has been sold and is being serviced.

        Income Taxes

The effective tax rate was 40.8% for the second quarter of 2001. The provision for the second quarter of 2001 was $1,549,000 versus
$1,121,000 for the same period last year. The increase resulted from the increase in pre-tax income during the comparable quarters.

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

Cash and due from banks and federal funds sold totaled $56.2 million or 10.7% of total assets at June 30, 2001, compared to $49.5 million or 10.0% of total assets at December 31, 2000. The Bank sold $2.4 million in SBA loans during the second quarter of 2001 to increase the Bank's liquidity. As of June 30, 2001 the Bank held $65.5 million in SBA guaranteed loans which could be sold if additional liquidity was needed.


At June 30, 2001, the Bank had unused federal funds lines of credit totaling $11 million. The Bank also has a credit line with the Federal Home Loan Bank (FHLB) which is based upon the value of collateral (investments and loans). The Bank has collateral pledged which would allow the Bank to borrow up to $12.7 million. The Bank could borrow an amount equal to 25% of our assets, assuming that collateral values would support that level of borrowings. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.


At June 30, 2001, the Corporation had non-interest and interest bearing cash balances of $251,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the second quarter of 2001 total deposits increased by $4.3 million to $482.6 million at June 30, 2001.

Money market deposits totaling $118.5 million at June 30, 2001 declined from $126.7 at December 31, 2000. This is a limited transaction account with a discretionary rate which is set by management (previously tied to the 13 week treasury bill less a margin of 75 basis points). The rate offered on this account dropped significantly during the first quarter of this year as a result of the declining rate environment. The lower rates offered have negatively impacted the growth of this account. There has also been increased competition in our market area for these types of funds with local financial institutions offering high rates on money market accounts. The Bank's customers have held their funds in this deposit product rather than locking into a specific maturity since the certificate of deposit rates, especially for short term maturities, have been comparable.

Certificates of deposits increased from $254.0 million at December 31, 2000 to $278.8 million as of June 30, 2001. The Bank has increased certificates of deposit by offering attractive rates on certificates for specific terms. The Bank has been successful in retaining the majority of funds received through certificate campaigns; however, with the lower rate environment deposits have become more volatile. Depositors are negotiating rates based upon specials offered in the local market, and there is increased competition for these deposits.

As of June 30, 2001, non-interest bearing deposits equaled $63.2 million compared to $51.0 million at December 31, 2000. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by title companies. This type of deposit account has greater balance fluctuations than other types of accounts based upon their business activity.

The low interest rate environment over the last six months and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $460.1 million at June 30, 2001 compared to $432.4 million at December 31, 2000, increasing 6.4% over year end and 17.1% over the June 30, 2000 balance of $392.9 million.

The following is an analysis of the loan portfolio.












Type of Loan
in thousands)
                                      June 30,       December 31,
                                       2001              2000
                                     --------           --------
Commercial                           $130,244           $118,134
Real Estate Construction               56,955             46,244
Real Estate Other                     278,213            273,298
Installment Loans to Individuals        2,296              2,412
                                     --------          ---------
                                      467,699            440,088
Deferred loan fees and discount        (2,489)            (2,961)
Allowance for loan losses              (5,137)            (4,681)
                                     --------           --------
TOTAL                                $460,073           $432,446
                                     ========           ========


The SBA loan program continued to be a popular program and competition continues to be strong in our market area. At June 30, 2001, loans with SBA guarantees equaled $105.6 million, net of $31.7 million in SBA loans sold and being serviced by the Bank. The majority of the Bank's SBA loans are secured by real estate; however, these loans are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the federal program could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans currently held by the Bank which could be sold in the secondary market increased from $62.1 million to $65.5 million when comparing June 30, 2000 to June 30, 2001.

The Bank continues to emphasize commercial and real estate lending. At June 30, 2001, 27.8% of the loans held for investment were commercial loans and 71.7% were real estate and construction loans, compared to 26.8% and 72.6% respectively at December 31, 2000. The Bank has increased the commercial and commercial real estate portfolio through its reputation, in Sonoma and surrounding counties, as an experienced business and real estate lender that facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan-to-value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

Construction loans grew from $46.2 million at December 31, 2000 to $57.0 million at the end of June 2001. The Bank continues to focus on residential construction lending since it created a construction lending group in 1997. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. The construction lending business is subject to among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.

The Bank offers residential mortgages on a limited basis. The Bank has a small portfolio of consumer loans which equaled 0.5% of the total loan portfolio at June 30, 2001 and December 31, 2000.

Allowance for Loan Losses

The allowance for loan losses equaled $5,137,000 at June 30, 2001, compared to $4,681,000 at December 31, 2000. At June 30, 2001, the allowance for loan losses equaled 1.3% of loans, net of the guaranteed portion of SBA loans . The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At June 30, 2001, there were three borrowers non-accrual totaling $1,721,000 of which $1,205,000 was collateralized by real estate and $903,000 was guaranteed by the SBA. There were no loans past due 90 days or more and still accruing interest. Loans past due 30 to 89 days totaled $1,992,000 of which $1,912,000 was collateralized by real estate and $639,000 was guaranteed by the SBA. On December 31, 2000, the Bank had $2,097,000 in non-accrual loans, and $158,000 in loans past due 90 or more days and still accruing interest.

During the second quarter of 2001 there were $24,000 in loan charge offs which constitutes total charge offs for the year-to-date. During the first six months of 2000 there was $30,000 in charge offs and no recoveries. The Bank has a low charge off experience compared to industry standards, but there is no guarantee that this will continue. The following is an analysis of the activity in the allowance for loan losses during the quarter and year-to-date.

(In thousands)                 Quarter ended        Six months ended
                               June 30, 2001          June 30, 2001
                               -------------          -------------
Balance - Beginning of period         $4,921                 $4,681
Provision for loan losses                240                    480
Charge offs                              (24)                   (24)
Recoveries                                 -                      -
                                      ------                 ------
Balance - End of period               $5,137                 $5,137
                                      ======                 ======

Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At June 30,2001, the Bank was considered "well capitalized." The total risk-based capital ratios were 11.2% for the Bank and 11.3% for the Corporation.

At March 21, 2001, the Corporation declared a 5% stock dividend to shareholders of record on May 4, 2001.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in the net present value (NPV) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates. The Bank has no trading securities.

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

  Change in              Estimated              Estimated Change in
Interest Rate        Net Interest Income        Net Interest Income


+200                       22,550                       527

+100                       22,352                       329

Base Scenario              22,023                         -

-100                       21,960                       (63)
-200                       21,690                      (333)

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

The following schedule represents interest rate sensitivity profile as of June 30, 2001 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.
















                                       Over 3     Over 1     Non-rate
                                       months     year       Sensitive
Balance sheet             Through 3   through     through    or Over 5
(in thousands)              months     1 year     5 years    years       Total
                          --------   --------     -------    -------  --------
Assets
Fed funds sold &
 certificates
 of deposit                $39,293                                      $39,293
Investment securities                              $1,008                  $743        1,751
Loans (net of
 discounts)                139,046    181,095     $59,222     31,847    465,210
Non-interest-earning
 assets
(net of allowance for
 loan losses)                                                 21,746     21,746
                          --------   --------     -------    -------   --------
                          $232,339   $182,103     $59,222    $54,336   $528,000
                          ========   ========     =======    =======   ========

Liabilities & Shareholders' Equity
Time Deposits $
100,000 and over           $25,852    $70,230     $10,801              $106,883
All other interest-
bearing  liabilities       185,050    102,450      20,279     $6,579    314,358

Non-interest bearing
 liabilities                                                  63,159     63,159
Other Liabilities &
 Shareholders' Equity                                          43,600    43,600
                          --------    --------     -------   -------   --------
                          $210,902    $172,680     $31,080  $113,338   $528,000
                          ========    ========     =======   =======   ========

Interest Rate
 Sensitivity (1)           $21,437      $9,423     $28,142  $(59,002)
                          ========    ========     =======   =======
Cumulative Interest
 Rate Sensitivity          $21,437    $30,860      $59,002           -
                          ========   ========      =======     =======


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

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities  - None

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of the Corporation was held on May 15, 2001. The following candidates received the votes indicated.
                                                Withheld/Abstained/
                                  For             Broker Non-Votes
   Clement C. Carinalli        3,197,662              220
   Patrick R. Gallaher         3,197,662              220
   William P. Gallaher         3,195,403             2479
   William E. Geary            3,197,232              650
   James B. Keegan, Jr.        3,197,662              220
   Dennis R. Hunter            3,197,662              220
   Robert V. Pauley            3,194,010             3872
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

NORTHERN EMPIRE BANCSHARES

Date: August 10, 2001



/s/s Dennis R. Hunter                /s/ Patrick R. Gallaher
---------------------                ------------------------
Dennis R. Hunter                        Patrick R. Gallaher
Chairman of the Board                 Chief Accounting Officer