Form 10-Q
period 2001-09-30
NORTHERN EMPIRE BANCSHARES
filed 2001-11-09
CIK 746253

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2001

                               OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                Commission File Number 2-91196


                    NORTHERN EMPIRE BANCSHARES
         -----------------------------------------------------
         (Exact name of registrant as specified in its charter)

       California                                 94-2830529
-----------------------------            -----------------------------
(State or other jurisdiction                  (I.R.S. Employer
 of incorporation or organization)             Identification No.)



          801 Fourth Street, Santa Rosa, California      95404
          ----------------------------------------------------
       (Address of principal executive offices)       (Zip code)



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

Title of class: Common Stock, no par value. Outstanding shares as of October 15, 2001: 3,972,032

PART I - FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS   (Unaudited)


ASSETS

                                    September 30, 2001  December 31, 2000

Cash and equivalents:
  Cash and due from banks                  $14,180,000        $14,022,000
  Federal funds sold                        53,043,000         35,505,000
                                          ------------       ------------
   Total cash and equivalents               67,223,000         49,527,000
Investment securities available-for-sale     1,004,000          1,985,000
Federal Home Loan Bank stock, at cost          591,000            561,000
Federal Reserve Bank stock, at cost            163,000            161,000
Loans receivable, net                      464,757,000        432,446,000
Leasehold improvements and equipment, net    1,090,000            937,000
Accrued interest receivable
 and other assets                            9,482,000          8,773,000
                                          ------------       ------------
     Total assets                         $544,310,000       $494,390,000
                                          ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                $487,462,000       $453,437,000
  Accrued interest payable
   and other liabilities                     2,629,000          3,022,000
  FHLB Advances                             11,809,000          1,828,000
                                          ------------       ------------
   Total liabilities                       501,900,000        458,287,000
                                          ------------       ------------
Shareholders' equity:
  Preferred stock, no par value;
  authorized, 10,000,000 shares;
  none issued or outstanding
  Common stock, no par value;
  authorized, 20,000,000 shares;
  shares issued and outstanding,
  3,972,032 in 2001 and
  3,765,493 in 2000                         21,940,000         18,267,000
  Additional paid-in capital                   786,000            742,000
  Accumulated other comprehensive
   income (loss)                                 2,000              4,000
  Retained earnings                         19,682,000         17,090,000
                                          ------------       ------------
   Total shareholders' equity               42,410,000         36,103,000
                                          ------------       ------------
     Total liabilities and
      shareholders' equity                $544,310,000       $494,390,000
                                          ============       ============


     See Notes to Consolidated Financial Statements

             NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
       for the three and nine months ended September 30, 2001 and 2000

(Unaudited)
                                    Three Months Ended          Nine Months Ended
                                       September 30,              September 30,
                                       2001         2000          2001          2000
Interest income:
  Loans                         $10,647,000   $9,960,000   $32,617,000   $27,154,000
  Federal funds sold
   and investment securities        402,000      510,000     1,385,000     1,566,000
                                -----------  -----------   -----------   -----------
    Total interest income        11,049,000   10,470,000    34,002,000    28,720,000
Interest expense                  5,297,000    5,149,000    16,321,000    13,858,000
                                -----------  -----------   -----------   -----------
  Net interest income before
  provision for loan losses       5,752,000    5,321,000    17,681,000    14,862,000

Provision for loan losses           240,000      240,000       720,000       720,000
                                -----------  -----------   -----------   -----------
  Net interest income after
  provision for loan losses       5,512,000    5,081,000    16,961,000    14,142,000
                                -----------  -----------   -----------   -----------
Other income:
  Service charges on deposits        97,000       79,000       301,000       254,000
  Gain on sale of loans             199,000       36,000       545,000       289,000
  Other                             176,000      152,000       537,000       522,000
                                -----------  -----------   -----------   -----------
    Total other income              472,000      267,000     1,383,000     1,065,000
                                -----------  -----------   -----------   -----------
Other expenses:
  Salaries and employee benefits  1,674,000    1,410,000     4,677,000     4,001,000
  Occupancy                         248,000      213,000       697,000       627,000
  Equipment                         157,000      130,000       448,000       393,000
  Advertising and business
   development                      117,000      108,000       349,000       352,000
  Outside customer services         121,000      104,000       347,000       310,000
  Director and shareholder
   expenses                          67,000       88,000       212,000       231,000
  Deposit and other insurance        75,000       70,000       221,000       201,000
  Professional fees                  33,000       55,000       130,000       179,000
  Other                             270,000      233,000       792,000       684,000
                                -----------  -----------   -----------   -----------
    Total other expenses          2,762,000    2,411,000     7,873,000     6,978,000
                                -----------  -----------   -----------   -----------
Income before income taxes        3,222,000    2,937,000    10,471,000     8,229,000
Provision for income taxes        1,341,000    1,205,000     4,268,000     3,364,000
                                -----------  -----------   -----------   -----------
Net income                       $1,881,000   $1,732,000    $6,203,000    $4,865,000
                                ===========  ===========   ===========   ===========
Earnings per common share             $0.47        $0.44         $1.56         $1.23
                                ===========  ===========   ===========   ===========
Earnings per common share
 assuming dilution                    $0.43        $0.43         $1.44         $1.21
                                ===========  ===========   ===========   ===========



     See notes to Consolidated Financial Statements

              NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the nine months ended September 30, 2001 and 2000
                          (Unaudited)

                                                     2001           2000
Cash flows from operating activities:
Net income                                     $6,203,000     $4,865,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses and OREO losses       720,000        720,000
  Depreciation, amortization and accretion        314,000        289,000
  FHLB stock dividends                            (27,000)       (53,000)
  Net increase in deferred loan
   fees and discounts                            (704,000)       165,000
  Change in deferred income taxes                (333,000)       251,000
  Tax benefit from stock options exercised         44,000         96,000
  Increase in interest receivable
   and other assets                              (376,000)    (1,092,000)
  Increase (decrease) in accrued interest
   payable and other liabilities                 (393,000)       646,000
                                             ------------   ------------
      Net cash provided by in
       operating activities                     5,448,000      5,887,000
                                             ------------   ------------


Cash flows from investing activities:
  Purchase of  restricted securities               (3,000)       (31,000)
  Maturities of available for sale securities     978,000
  Purchase of available for sale securities                       (9,000)
  Redemption of restricted securities                            666,000
  Net increase in loans receivable            (32,327,000)   (64,784,000)
  Purchase of leasehold improvements
   and equipment, net                            (467,000)      (321,000)
                                             ------------   ------------
      Net cash used in investing activities   (31,819,000)   (64,479,000)
                                             ------------   ------------
Cash flows from financing activities:
  Net increase in deposits                     34,025,000     79,473,000
  Net increase (decrease) FHLB advances         9,981,000     (2,216,000)
  Payment of cash dividends                        (4,000)        (2,000)
  Stock options exercised                          65,000         71,000
                                             ------------   ------------
      Net cash provided by
       financing activities                    44,067,000     77,326,000
                                             ------------   ------------
      Net increase (decrease) in
      cash and cash equivalents                17,696,000     18,734,000
Cash and cash equivalents at
  beginning of year                            49,527,000     28,059,000
                                             ------------   ------------
Cash and cash equivalents at
  end of period                               $67,223,000    $46,793,000
                                             ============   ============
Supplemental cash flow information:
   Interest paid                              $16,496,000    $13,776,000
                                             ============   ============
   Income taxes paid                          $ 4,986,000    $ 2,743,000
                                             ============   ============
   Additions to other real estate owned       $         -    $   940,000
                                             ============   ============


     See notes to Consolidated Financial Statements

Northern Empire Bancshares and Subsidiary
Notes to Consolidated Financial Statements

September 30, 2001

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares (the "Corporation") and Subsidiary at September 30, 2001 and the results of operations for the three and nine months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2000 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results through December 31, 2001.

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

                                        For the three months ended
                                           September 30, 2001
                                        ---------------------------
                                  Income/          Shares/     Per Share
                                Numerator      Denominator        Amount
                               ----------      -----------     ---------
Net Income                     $1,881,000
                               ==========
EPS - Income available
to common stockholders         $1,881,000        3,964,912         $0.47
                               ==========                          =====
Effect of Dilutive Securities -
 Stock Options                                     366,316
                                                 ---------
EPS assuming dilution - Income
 available to common stockholders
 plus assumed conversion       $1,881,000        4,331,228         $0.43
                               ==========        =========         =====

                                        For the three months ended
                                           September 30, 2000
                                        ---------------------------
                                  Income/          Shares/     Per Share
                                Numerator      Denominator        Amount
                               ----------      -----------     ---------
Net Income                     $1,732,000
                               ==========
EPS - Income available
 to common stockholders        $1,732,000        3,953,945         $0.44
                               ==========                          =====
Effect of Dilutive Securities -
 Stock Options                                      59,738
                                                 ---------
EPS assuming dilution - Income
 available to common stockholders
 plus assumed conversion       $1,732,000        4,013,683         $0.43
                               ==========        =========         =====

                                        For the nine months ended
                                           September 30, 2001
                                        -------------------------
                                  Income/          Shares/     Per Share
                                Numerator      Denominator        Amount
                               ----------      -----------     ---------
Net Income                     $6,203,000
                               ==========
EPS - Income available
 to common stockholders        $6,203,000        3,964,441         $1.56
                               ==========                          =====
Effect of Dilutive Securities -
 Stock Options                                     337,412
                                                 ---------
EPS assuming dilution - Income
 available to common stockholders
 plus assumed conversion       $6,203,000        4,301,853         $1.44
                               ==========        =========         =====

                                        For the nine months ended
                                           September 30, 2000
                                        -------------------------
                                  Income/          Shares/     Per Share
                                Numerator      Denominator        Amount
                               ----------      -----------     ---------
Net Income                     $4,865,000
                               ==========
EPS - Income available
 to common stockholders        $4,865,000        3,946,094         $1.23
                               ==========                          =====
Effect of Dilutive Securities -
 Stock Options                                      63,643
                                                 ---------
EPS assuming dilution - Income
 available to common stockholders
 plus assumed conversion       $4,865,000        4,009,737         $1.21
                               ==========        =========         =====

Note 3 - Comprehensive Income
The Corporation's total comprehensive earnings presentation is as follows:

                                For the three             For the nine
                                 months ended             months ended
                                 September 30,            September 30,
                                 -------------            -------------
                               2001         2000         2001        2000
                               ----         ----         ----        ----
Net Income               $1,881,000   $1,732,000   $6,203,000  $4,865,000
                         ----------   ----------   ----------  ----------
Other Comprehensive income (loss):
Change in unrealized
 holding gain (losses)
 arising during the period   (4,000)      10,000       (3,000)     22,000
Income tax benefit (expense)  2,000       (5,000)       1,000      (9,000)
                         ----------   ----------   ----------  ----------
                             (2,000)       5,000       (2,000)     13,000
Comprehensive income     $1,879,000   $1,737,000   $6,201,000  $4,878,000
                         ==========   ==========   ==========  ==========



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

Summary of Financial Results

Total consolidated assets equaled $544,310,000 at September 30, 2001 compared to $494,390,000 at December 31, 2000. Net loans increased $32.3 million since year end with $4.7 million occurring in the third quarter. Cash and equivalents increased $11.0 million during the third quarter.


Net income after tax for the first nine months of 2001 equaled $6,203,000 compared to $4,865,000 for the comparable period last year, an increase of 27.5%. The third quarter's net income of $1,881,000 increased 8.6% over the third quarter of 2000 when net income equaled $1,732,000. Increased profit resulted from higher net interest income due to loan growth (a larger volume of higher yielding earning assets).

Net Interest Income

Net interest income (before the provision for loan losses) of $5,752,000 for the third quarter of 2001 increased 8.1% from $5,321,000 for the comparable period last year. This increase in net interest income resulted from volume increases of $70.0 million in average earning assets for the third quarter of 2001 compared to the third quarter of 2000. Average loans outstanding increased $55.3 million over the third quarter of 2000 while investments and fed funds sold increased $14.7 million.

Interest expense of $5,297,000 for the third quarter of 2001increased 2.9% from $5,149,000 for the third quarter of 2000. The growth in interest expense was caused by an increase of $59.7 million in average interest bearing deposits when comparing the third quarter of 2001 to the third quarter of 2000. The average cost of interest bearing liabilities decreased to 4.88%in the third quarter of 2001 from 5.53% for the third quarter of 2000.

The average net interest margin equaled 4.43% during the third quarter of 2001 compared to an average margin for the third quarter of 2000 of 4.76% and 4.71% for the year ended December 31, 2000. The yield on average earning assets (mainly loans) equaled 8.52% in the third quarter of 2001 compared to 9.37% for the same period last year, while the Bank's cost of funds decreased to 4.88% in the third quarter compared to 5.53% for the third quarter of 2000.

Several factors impact the Bank's interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loans and other earning assets, non-accrual loan balances and mix of deposits and other funding sources.

     Changes in Market Interest Rates

The impact of the recent decline in market rates has had a negative impact on the Bank's net interest margin. The actions of the Federal Reserve has resulted in a decline in Prime rate of 400 basis points since January 1, 2001. Prime declined 150 basis points during the first quarter, 125 basis points in the second quarter, 75 basis points during the third quarter of 2001 and an additional 50 basis point decline occurred this October. The Bank has $108.7 million in SBA 7(a) loans which reprice based upon the prime rate on the first day of each calendar quarter. SBA loans were based on a prime rate of 6.75% during this quarter compared to a prime rate of 9.5% during the third quarter of last year. In addition, approximately $205.7 million of the Bank's loan portfolio is periodically adjusted (generally every six months using the preceding month value) based upon the Eleventh District's cost of funds index (COFI). COFI moves at a slower pace than prime rate or other indexes. COFI was 5.51% for August 2000 compared to 4.11% in August 2001 (index is released in September for the previous month). Since December 2000, the COFI index (5.61%) has declined 150 basis points significantly lagging the 400 basis point decline in prime rate since the first of this year. In a declining interest rate market the COFI index benefits the Bank's loan yields compared to prime.

Of the Bank's loan portfolio totaling $472.4 million at September 30, 2001, $373.1 million or 79.0% of total loans are adjustable rate loans which have not reached a floor or ceiling rate. Approximately $150.7 million are prime-based loans, of which $41.4 million reprice immediately and $109.3 million reprice on a quarterly basis.

Interest rates on deposits have also declined during the third quarter. At September 30, 2001, the Bank had $121.4 million in Sonoma Investor Reserve accounts (money market rate deposit accounts). This is a tiered rate account. The cost for accounts with average balances of $100,000 or higher has declined from 5.25% to 3.00% (225 basis points) since December 2000. This has had a positive short term effect since the majority of prime based loans reprice on a quarterly schedule; however, the drop in rate has not equaled the decline in prime rate. Pricing on market rate accounts is largely driven by competitive rates in our current market area.

The Bank has $281.5 million in time certificates of deposits. These accounts reprice at a slower pace similar to the COFI discussed above.
The average cost of time deposits has declined less than 103 basis points since December 31, 2000. The benefit of lower rates on time deposits will occur as certificates of deposits mature and are renewed at the lower rates offered on their maturity dates. The market rate for a new time deposit of $100,000 for a term of one year has declined 240 basis points since the first of January through September 30. Rates on time certificates have not declined as rapidly as the prime rate decline of 350 basis points during this same period. The Bank is in a very competitive market for deposits with many financial institutions in our area still offering high rates for time certificates which has forced the Bank to maintain higher rates to retain those deposits.

     Level of Loans Relative to Deposits

The Bank's ratio of loans to deposits averaged 97.5% in the third quarter of 2001 compared to 98.6% for the same period last year. A lower loan-to-deposit ratio has a negative impact on the Bank's net interest margin, since loans generally have a higher yield than other types of earning assets.

     Mix of Loan and Earning Assets

The mix of loans influences the overall yield on loans. Loan growth has occurred in commercial loans which totalled $132.2 million compared to $118.1 million at December 31, 2000 (SBA loans, which generally are secured by real estate, are classified as commercial loans). This category has a higher yield than other types of loans. Construction loans increased to $49.8 million from $46.2 million at year end. Construction loans have higher yields that other real estate loans. Commercial real estate loans totaled $288.4 million compared to $273.3 million at December 31, 2000. The majority of the growth in loans during the third quarter has been in loans tied to prime rate and the 5 year US Treasury Constant Maturity index.

     Non-Accrual Loan Balances

Loans which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. At September 30, 2001 the Bank had $1,300,000 in non-accrual loans compared to $2,097,000 on December 31, 2000. When a non-accrual loan pays off or is reinstated to accrual status the interest income is reinstated to income which has a positive effect on loan yields. At September 30, 2001 non-accrual loans equaled 0.28% of total loans. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

     Mix of Deposits and Other Funding Sources

The mix of funding sources determines the cost of funds for the Bank. Certificates of deposit reprice at the time the certificate matures which delays the benefit to the Bank's cost of funds in a downward interest market. Sonoma Investor Reserve accounts can be repriced weekly; and therefore, the benefit of falling interest rates is more immediate. Competition also is a factor in the repricing of certain deposit products. While prime rate drops immediately on some loans and quarterly on SBA loans it often takes longer to receive the same benefit when repricing market rate deposits due to competitive rates in our market area. The Bank also has a borrowing line with the Federal Home Loan Bank (FHLB) which has been used as a source of liquidity. The borrowing rates are below rates offered on certificates of deposits for the same term. Due to the restructuring of the FHLB, the Bank is able to borrow up to 25% of total assets depending upon the terms and pledged collateral. The Bank will continue to hold a portion of the line for liquidity contingency purposes and the excess will be available to borrow. During September 2001, the Bank increased our advances to $11.8 million. Due to the favorable rates and increased line, it is expected that the Bank will use this line to fund a portion of the Bank's growth.

The following is an analysis of the net interest margin:

                            Three months ended                 Three months ended
                           September 30, 2001                  September 30, 2000
                         Average                             Average
                         Balance     Interest  Yield         Balance     Interest  Yield
(dollars in thousands)   -------     --------  -----         -------     --------   -----
Earning assets (1 ) $514,624,000  $11,049,000   8.52%    $444,642,000  $10,470,000   9.37%
Interest bearing
 liabilities         430,238,000    5,297,000   4.88%     370,521,000    5,149,000   5.53%
                                   ----------                          -----------
Net interest income                $5,752,000                           $5,321,000
                                   ==========                          ===========
Net Interest income
 to earning assets                              4.43%                                4.76%
                                                ====                                 ====

(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.


                           Nine months ended                   Nine months ended
                           September 30, 2001                  September 30, 2000
                         Average                             Average
                         Balance     Interest  Yield         Balance     Interest  Yield
(dollars in thousands)   -------     --------  -----         -------     --------  -----
                                 <C<
Earning assets (1)  $501,899,000  $34,002,000  9.06%    $420,827,000  $28,720,000  9.12%
Interest bearing
 liabilities         420,159,000   16,321,000  5.19%     351,196,000  13,858,000   5.27%
                                  -----------                         -----------
Net interest income               $17,681,000                         $14,862,000
                                  ===========                         ===========
Net Interest income
 to earning assets                            4.71%                                4.72%
                                              ====                                 ====

(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.


The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 2001 and 2000. Changes not solely attributable to rate or volume have been allocated to rate.


                             For the three months ended September 30, 2001
                                       over September 30, 2000
                                   Volume      Yield/Rate           Total
                                   ------      ----------           -----
Increase (decrease) in interest income:
  Portfolio loans              $1,317,000       $(630,000)       $687,000
  Other earning assets            238,000        (346,000)       (108,000)
                               ----------       ---------        --------
Total increase (decrease)       1,555,000        (976,000)        579,000
                               ----------       ---------        --------
Increase in interest expense
  Interest-bearing
   transaction accounts            50,000        (641,000)       (591,000)
  Time deposits                   820,000         (88,000)        732,000
  Other borrowings                 17,000         (10,000)          7,000
                               ----------       ---------        --------
Total increase                    887,000        (739,000)        148,000
                               ----------       ---------        --------
Increase (decrease)
 in net interest income          $668,000       $(237,000)       $431,000
                               ==========       =========        ========

                              For the nine months ended September 30, 2001
                                      over September 30, 2000
                                   Volume      Yield/Rate           Total
                                   ------      ----------           -----
Increase (decrease) in interest income:
  Portfolio loans              $1,713,000      $3,750,000      $5,463,000
  Other earning assets            116,000        (297,000)       (181,000)
                               ----------      ----------      ----------
Total increase (decrease)       1,829,000       3,453,000       5,282,000
                               ----------      ----------      ----------
Increase in interest expense
  Interest-bearing
   transaction accounts           185,000      (1,559,000)     (1,374,000)
  Time deposits                   757,000       3,185,000       3,942,000
  Other borrowings                (31,000)        (74,000)       (105,000)
                               ----------      ----------      ----------
Total increase                    911,000       1,552,000       2,463,000
                               ----------      ----------      ----------
Increase (decrease)
 in net interest income          $918,000      $1,901,000      $2,819,000
                               ==========      ==========      ==========


Provision for Loan Losses

The provision for loan losses equaled $240,000 for the three months ended September 30, 2001 and $720,000 for the first nine months of 2001 unchanged from the same periods last year. The provision is intended to maintain the Allowance for Loan Losses given the overall growth in loans and the level of non-accrual loans. For further discussion see Allowance for Loan Losses

Other Income

Other income is derived primarily from service charges, SBA loan sales, SBA loan servicing and sales of other real estate owned. Other income increased to $472,000 from $267,000 when comparing the third quarter of 2001 to the same period last year.

     Service Charges

Service charges on deposit accounts equaled $97,000 in the third quarter of 2001 compared to $79,000 for the same period last year. The increase relates to higher charges on analysis customers' accounts or less earnings credits to offset charges. During this quarter the earnings credit rate has declined which reflects the lower interest rate environment. Analysis customers earn less on their average balance to cover the cost of services provided to them. If the earnings credit do not cover the cost of services they are charged a service fee. There has also been a modest increase in overdraft charges. The Bank also receives fees for safe deposit, visa, and other services.

     SBA Loan Sales

In the third quarter of this year, the Bank sold the guaranteed portion of SBA loans totaling $2.9 million and recognized gains on those sales of $199,000. During the third quarter of last year, the Bank sold the guaranteed portion of SBA loans totaling $747,000 and recognized gains on those sales of $36,000. The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The premiums on loan sales have increased over those received during the third quarter of last year. The average premium on sales in the third quarter of 2001 equaled 6.86% compared to 4.76% during the third quarter of 2000. This change is market driven based upon factors such as rate of prepayment of SBA loans experienced throughout the country. There is no guarantee that premiums will continue at the current level.

     SBA Loan Servicing

SBA servicing fees totaled $72,000 during the third quarter of 2001, compared to fees of $76,000 recorded for third quarter last year. The income varies depending on the fee income calculated based upon the payments received during the period and the size of the portfolio serviced. The serviced portfolio equaled $34.0 million at September 30, 2001 compared to $30.1 million at September 30, 2000.

     Sales of Other Real Estate Owned

There were no sales of other real estate owned (OREO) during the third quarter of 2001 or 2000.

Non-Interest Expenses

The Bank's non-interest expenses increased to $2,762,000 for the third quarter of 2001from $2,411,000 for the third quarter of 2000. This increase was anticipated since the Bank has continued to grow at a rapid rate.

     Salaries and Employee Benefits

The Bank's largest expense category is salaries and benefits which increased 18.7% to $1,674,000 from $1,410,000. Our Petaluma branch office was opened in November 2000 which added four new staff positions. The Bank also added a Chief Information Officer, Compliance Officer, two new staff positions in the Construction Loan Dept. and increased the Business Development staff in the Main Branch. Incentive payments continue at a high level due to growth in the loan portfolio. Personnel costs are also affected by annual salary increases, and changes in benefit costs.

     Occupancy and Equipment

Occupancy expenses increased 16.4%, mainly due to the Petaluma branch, rent increases on existing facilities and the relocation of the Bank's central services to a separate location in August 2001. Equipment costs increased to $157,000 up from $130,000 for the third quarter last year. The Bank continues to upgrade computer equipment and operations. It is expected that equipment costs will continue to increase.

     Deposit and Other Insurance

Deposit and other insurance of $75,000 increased due to a higher assessment base. There is no assurance that regulatory assessments will continue at the current low level. The cost of other insurance is included in this category.

     Professional Services

Professional fees decreased to $33,000 in this quarter from $55,000 for the third quarter of 2000. Legal expenses vary depending upon problem loans requiring outside counsel (See discussion on Allowance for Loan Losses) and other professional services vary depending upon the scheduling of other contracted services such as loan reviews, tax services, and other consulting services.

     Business Development and Advertising

Advertising and business development costs, which vary depending on loan and deposit promotions, increased to $117,000 from $108,000 in the third quarter of 2000.

     Outside Customer Services

Outside customer services increased 16.3% to $121,000 when comparing third quarter of this year to last year's. The Bank pays for certain direct costs (i.e.: payroll services, escrow fees, etc.) which are expensed. The analysis customer receives earnings credits based upon their deposit account balances which can be used to offset these charges. The customer is charged a bank service fee if their earnings credits do not cover the costs.

     Shareholder and Director Expenses

Third quarter expenses for shareholder and director expenses equaled $67,000, down from $88,000 for the third quarter of last year. Included in this category are directors' fees paid for attending Board, Loan, ALCO, Executive, Audit and Personnel Committee meetings. Director fees vary based upon attendance and scheduling of meetings during the quarter. The cost of the Corporation's annual report, transfer agent fees and other costs of communicating with shareholders is included in this expense category.

     Other Expenses

Other expenses, which includes stationery and supplies, telephone, postage, loan expenses, dues and subscriptions and automobile costs have increased due to growth and the volume of activity.

Total non-interest expenses for the SBA lending department for the third quarter of 2001 was approximately $655,000 ($484,000 in personnel costs, $67,000 in occupancy and equipment expenses, $30,000 in marketing/business development and $74,000 in other expenses) compared to $512,000 for the third quarter of 2000. The SBA Dept.'s loan portfolio which includes the Bank's portion of SBA 7(a) loans ($108.7 million), SBA 7(a) loans ($34.0 million) which have been sold and are being serviced, commercial real estate loans ($106.9 million), and other loans ($8.3 million) has increased 14.2% to $257.9 million.

Income Taxes

The effective tax rate was 41.6% for the third quarter of 2001 compared to 41.0% for the same period last year. The provision for the third quarter of 2001 was $1,341,000 versus $1,205,000 for the same period last year. The majority of the increase resulted from the increase in pre-tax income during the comparable quarters.



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

Cash and due from banks and federal funds sold totaled $67.2 million or 12.4% of total assets at September 30, 2001, compared to $49.5 million or
10.0% of total assets at December 31, 2000.   The Bank sold $2.9 million
in SBA loans during the third quarter of 2001 to increase the Bank's liquidity. As of September 30, 2001 the Bank held $71.9 million in SBA guaranteed loans which could be sold if additional liquidity was needed.

At September 30, 2001, the Bank had unused federal funds lines of credit totaling $11 million. The Bank also has a credit line with the Federal Home Loan Bank (FHLB) which is based upon the value of collateral (investments and loans). The Bank has collateral pledged which would allow the Bank to borrow up to $46.7 million. The Bank could borrow an amount equal to 25% of our assets, assuming that collateral values would support that level of borrowings. At September 30, 2001 the Bank had borrowed $11.8 million which leaves $34.9 million available to borrow. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At September 30, 2001, the Corporation had non-interest and interest bearing cash balances of $259,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).


Deposits

During the third quarter of 2001 total deposits increased by $4.9 million to $487.5 million at September 30, 2001.

Money market deposits totaling $121.2 million at September 30, 2001declined from $126.7 at December 31, 2000. This is a limited transaction account with a discretionary rate which is set by management. As a result of the declining rate environment, the rate offered on this account has dropped approximately 200 basis points on the top tier since December 31, 2000. While the decline in money market rates has not equaled the 400 basis point decline in prime, it has negatively impacted the our ability to grow this account. There has also been increased competition in our market area for these types of funds with local financial institutions offering high rates on money market accounts. While the Bank has experienced increased competition, this product continues to be a popular product with our customers. With the current low rates offered on certificate of deposits generally, many depositors continue to hold their funds in a money market account rather than locking into a specific maturity.

Certificates of deposits increased 10.8% to $281.5 million as of September 30, 2001from $254.0 million at December 31, 2000. The Bank has increased certificates of deposit by offering attractive rates on certificates for specific terms. The Bank has been successful in retaining the majority of funds received through certificate of deposit campaigns; however, with the lower rate environment deposits (APY's of 4% or below) have become more volatile. Depositors are negotiating rates based upon specials offered in the local market, and there is increased competition to attract these deposits to other investment opportunities.

As of September 30, 2001, non-interest bearing deposits equaled $60.7 million compared to $51.0 million at December 31, 2000. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by title companies. This type of deposit account has greater balance fluctuations than other types of accounts based upon their business activity.

The lower interest rate environment over the last nine months and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $464.8 million at September 30, 2001 compared to $432.4 million at December 31, 2000, increasing 7.5% over year end and 10.4% over the September 30, 2000 balance of $421.1 million.

The following is an analysis of the loan portfolio.

Type of Loan                      September 30, 2001    December 31, 2000
                                  ------------------    -----------------

Commercial                              $132,154,000         $118,134,000
Real Estate Construction                  49,768,000           46,244,000
Real Estate Other                        288,432,000          273,298,000
Installment Loans to Individuals           2,036,000            2,412,000
                                        ------------         ------------
                                         472,390,000          440,088,000
Deferred loan fees and discount           (2,256,000)          (2,961,000)
Allowance for loan losses                 (5,377,000)          (4,681,000)
                                        ------------         ------------
TOTAL                                   $464,757,000         $432,446,000
                                        ============         ============

The SBA loan program continued to be a popular program and competition continues to be strong in our market area. At September 30, 2001, loans with SBA 7(a) guarantees equaled $108.7 million, net of $34.0 million in SBA loans sold and being serviced by the Bank. The majority of the Bank's SBA loans are secured by real estate; however, these loans are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the federal program could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans currently held by the Bank which could be sold in the secondary market equaled $71.9 million as of September 30, 2001 compared to $63.8 million at September 30, 2000.

The Bank continues to emphasize commercial and real estate lending. At September 30, 2001, 28.0% of the loans held for investment were commercial loans and 71.6% were real estate and construction loans, compared to 26.8% and 72.6% respectively at December 31, 2000. The Bank has increased the commercial and commercial real estate portfolio through its reputation, in Sonoma and surrounding counties, as an experienced business and real estate lender that facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan-to-value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

Construction loans totaling $49.8 million at September 30, 2001 grew from $46.2 million at December 31, 2000. The Bank continues to focus on residential construction lending since the creation of a specialized construction lending group in 1997. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. The construction lending business is subject to among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.


The Bank offers residential mortgages on a limited basis. The Bank has a small portfolio of consumer loans which equaled 0.4% of the total loan portfolio at September 30, 2001 and 0.5% at December 31, 2000.

Allowance for Loan Losses

The allowance for loan losses equaled $5,377,000 at September 30, 2001, compared to $4,681,000 at December 31, 2000. At September 30, 2001, the allowance for loan losses equaled 1.3% of loans, net of the guaranteed portion of SBA loans . The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At September 30, 2001, there were two borrowers on non-accrual totaling $1,300,000 of which $783,000 was collateralized by real estate and $587,000 was guaranteed by the SBA. There were no loans past due 90 days or more and still accruing interest. Loans past due 30 to 89 days totaled $4,777,000 of which $4,473,000 was collateralized by real estate and $1,944,000 was guaranteed by the SBA. On December 31, 2000, the Bank had $2,097,000 in non-accrual loans, and $158,000 in loans past due 90 or more days and still accruing interest.

During the third quarter of 2001 there were no loan charge offs with charge-offs totaling $24,000 year to date. There were $67,000 in charge offs and no recoveries during the nine months ended September 30, 2000. The Bank has a low charge off experience compared to industry standards, but there is no guarantee that this will continue. The following is an analysis of the activity in the allowance for loan losses during the quarter and year-to-date.

                                  Quarter ended         Nine months ended
                             September 30, 2001        September 30, 2001
Balance - Beginning of period        $5,137,000                $4,681,000
Provision for loan losses               240,000                   720,000
Charge offs                                   0                   (24,000)
Recoveries                                    0                         0
                                     ----------                ----------
Balance - End of period              $5,377,000                $5,377,000
                                     ==========                ==========


Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At September 30, 2001, the Bank was considered "well capitalized." The total risk-based capital ratios were 11.6% for the Bank and 11.7% for the Corporation.

On March 21, 2001, the Corporation declared a 5% stock dividend to shareholders of record on May 4, 2001.

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

Management expects that, in a declining rate environment, the Bank's net interest margin would tend to decline, and, in an increasing rate environment, the Bank's net interest margin would tend to increase. On a monthly basis, management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in general interest rates of 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income and the value of the Bank's equity is calculated by discounting cash flows associated with the Bank's assets and liabilities. The following table summarizes the simulated change in net interest income based on the twelve months ending December 31, 2001, given a change in general interest rates of 100 and 200 basis points up or down for the remainder of this year. The 350 basis point change that has occurred through the nine months ended September 30, 2001 is factored into the base scenario.






                  Change in      Estimated Net      Estimated Change in
              Interest Rate    Interest Income      Net Interest Income
                       +200         22,276,000                  383,000
                       +100         22,074,000                  181,000
              Base Scenario         21,893,000                        -
                       -100         21,719,000                 (174,000)
                       -200         21,639,000                 (254,000)

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

The following schedule represents interest rate sensitivity profile of the Corporation as of September 30, 2001 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.


Balance Sheet
(in thousands)
                                           Over 3         Over       Non-rate
                                           months       1 Year   Sensitive or
                               Through    through      through         Over 5
                              3 months     1 year      5 years          years      Total
                              --------   --------     --------       --------   --------
Fed funds sold &
 certificates of deposit       $53,043       $298                                $53,341
Investment securities            1,004                                   $754      1,758
Loans (net of discounts)       254,990    115,987       62,013         37,144    470,134
Non-interest-earning assets
 (net of allowance
  for loan losses)                                                     19,078     19,078
                              --------   --------     --------       --------   --------
                              $309,037   $116,285      $62,013        $56,976   $544,311
                              ========   ========     ========       ========   ========
Liabilities &
 Shareholders' Equity
Time Deposits $100,000
  and over                     $47,949    $51,647      $11,030                  $110,626
All other interest-bearing
 liabilities                   201,394     97,630       21,749          7,154    327,927
Non-interest
  bearing liabilities                                                  60,719     60,719
Other Liabilities &
  Shareholders' Equity                                                 45,039     45,039
                              --------   --------     --------       --------   --------
                              $249,343   $149,277      $32,779       $112,912   $544,311
                              ========   ========     ========       ========   ========
Interest Rate Sensitivity (1)  $59,694   ($32,992)     $29,234       ($55,936)
Cumulative Interest
 Rate Sensitivity              $59,694    $26,702      $55,936       _


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

NORTHERN EMPIRE BANCSHARES

Date: November 6,2001
---------------------



/s/ Dennis R. Hunter                       /s/ Patrick R. Gallaher
--------------------                       -----------------------
Dennis R. Hunter                            Patrick R. Gallaher
Chairman of the Board                   Chief Accounting Officer