Form 10-K
period 2001-12-31
NORTHERN EMPIRE BANCSHARES
filed 2002-03-22
CIK 746253

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-K

     [X]  ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the Fiscal Year Ended December 31, 2001

     [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from___________to__________

     Commission File Number 2-91196(1)

                    NORTHERN EMPIRE BANCSHARES
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

         CALIFORNIA                            94-2830529
------------------------------     -------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)                  Number)

                         801 Fourth Street
                     Santa Rosa, California 95404
                --------------------------------------
               (Address of principal executive offices)

                          (707) 579-2265
      ---------------------------------------------------
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Exchange Act:
NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
X    No_____.
     Indicate by check mark if disclosure of delinquent filers pursant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $96,947,617, as of February 15, 2002.
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,973,263 shares of common stock as of February 15, 2002.

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

               Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

The Bank was organized as a national banking association on March 27, 1984 and commenced operations on January 25, 1985. It currently has six banking offices in California:

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

     Market Area

The Bank's primary market area and source of most of its loan business, except for SBA lending, is Sonoma County and the greater Bay Area. During 2001, SBA loans were generated throughout California and in Arizona. The Bank has expanded its lending territory for construction loans, commercial real estate loans and loans made under the programs of the SBA. The Bank has SBA loan production facilities in Phoenix, Arizona and Sacramento, and Walnut Creek, California. The primary market area for deposit business is Sonoma County.

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

At present, there are approximately 105 banking offices and offices of savings and loan associations in the Sonoma County market area and a substantially greater number of such offices in the greater Bay Area, including offices of major chain banks, of smaller independent banks and savings and loan associations. The Bank attempts to compete by offering personalized and specialized services to its customers. In the Sonoma County market area, the Bank's promotional activities emphasize the advantages of doing business with a locally owned, independent institution attuned to the particular needs of the community.

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

Employees

At December 31, 2001 the Bank had 91 full-time and 26 part-time employees.

Supervision and Regulation

The Corporation

The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956 and is subject to the supervision by the Board of Governors of the Federal Reserve System ("Board"). As a bank holding company, the Corporation must obtain the approval of the Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Corporation would own or control more than 5% of the voting shares of such bank. Prior approval of the Board is also required for the merger or consolidation of the Corporation and another bank holding company. Effective April 27, 2000, the Corporation made an election to become a "financial holding company" pursuant to the Gramm-Leach-Bliley Act. See "Financial Services Modernization," below.

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

The 1999 Act has resulted or is expected to result in new or revised regulations for such matters as (1) newly authorized activities for bank holding companies and financial holding companies, (2) financial privacy, (3) customer protections for bank insurance sales, (4) the Community Reinvestment Act, (5) overseas activities of bank holding companies, (6) bank derivatives transactions and intra-day credit, (7) activities allowed in national bank operating subsidiaries, and (8) broker-dealer registration requirements for bank sales of new hybrid products.

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

The FDIC has "back up" enforcement power over the Bank under Federal law. The FDIC is authorized to conduct examinations of insured institutions that represent a heightened risk to the deposit insurance funds when the FDIC determines that such an examination is necessary.
By agreement with other federal regulatory agencies, the FDIC is also given access to supervisory information held by the federal agencies and the right to participate in examinations.

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

Ratio Category                  Total Risk-Based   Tier 1 Risk-Based  Leverage
Well Capitalized*               10% or above       6% or above        5% or above
Adequately Capitalized          8% or above        4% or above 4%     or above**
Undercapitalized                Less than 8%       Less than 4%       Less than 4%
Significantly Undercapitalized  Less than 6%       Less than 3%       Less than 3%
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

Based on its capital position at December 31, 2001, the Bank is considered well capitalized.

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

(d) Risk-Based Deposit Insurance Assessments. In addition, FDICIA requires the FDIC to develop and implement a system to account for risks attributable to different categories and concentrations of assets and liabilities in assessing deposit insurance premiums. Under this system, each bank's deposit insurance premium assessment is calculated based on the level of risk that the Bank Insurance Fund will incur a loss if that bank fails and the amount of the loss if such failure occurs. This requirement, along with the increased emphasis on exceeding capital measures, may cause banks such as the Bank to adjust their asset mix in order to affect their deposit insurance premium and their ability to engage in activities.

Capital Regulations and Dividends

The Board requires member banks and bank holding companies to maintain adequate capital and has adopted capital leverage guidelines for evaluating the capital adequacy of bank holding companies. The Comptroller has also adopted a similar minimum leverage regulation, requiring national banks to maintain at least a minimum capital to asset ratio. The Board's guidelines and the Comptroller's regulations require the banks and bank holding companies subject to them to achieve and maintain a Tier 1 capital to total asset ratio of at least three percent (3.0%) to five percent (5.0%), depending on the condition and rate of growth of the bank or holding company. Tier 1 or core capital is defined to consist primarily of common equity, retained earnings, and certain qualified perpetual preferred stock. These minimum leverage ratio requirements limit the ability of tfhe banking industry, including the Corporation and the Bank, to leverage assets.

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

The capital totals of the Corporation and the Bank, as of December 31, 2000, exceeded the amounts of capital required under the regulatory guidelines to be well capitalized as shown in Footnote 12 of the Financial Statements, entitled Regulatory Capital Requirements, Item 8.

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

The Gramm-Leach-Bliley Act of 1999 requires financial institutions to provide further customer protections regarding the sharing or selling of nonpublic personal information, including disclosure by an institution of its policies regarding confidentiality and security of such personal information and further requirements regarding notices to customers and the customer's opportunity to exercise a non-disclosure option. Disclosure of the Corporation's policies and practices regarding disclosure is to be made at the time a customer relationship is established and not less than annually during the continuation of the relationship. Effective July 1, 2001, federal banking agencies have established standards and guidelines for financial institutions to follow relating to administrative, technical and physical safeguards for customer records and information. Financial institutions are required to establish an information security program to assess and control risks to customer information, including overseeing their service provider arrangements to protect the security of customer information maintained or processed by service providers.

Existing California state law provides protection against furnishing customer information to third parties and law enforcement officials. There is new legislation pending in California which would require financial institutions to provide a specified notice to and to obtain the written consent of customers before disclosing to or sharing
confidential customer information with third parties.   The
Gramm-Leach-Bliley Act permits states to adopt privacy laws which are more strict and to provide greater privacy protection than its own provisions in protecting customer information.

(d)          Deposit Insurance Reform.   Legislation is being introduced
before Congress to raise deposit insurance from its current amount of $100,000. In one proposed bill deposit insurance will be increased to $130,000 per account with higher amounts for individual retirement
accounts and other retirement accounts.   Under the proposal the amounts
of insurance will also be indexed so that the amount of insurance per
account will increase with inflation.   Other proposals include
eliminating or reducing the requirement under current law for mandatory increases in premium payments by depository institutions for deposit insurance when the ratio of federal reserves in the insurance funds to insured deposits is less than 1.25%. At the end of the fourth quarter of 2001 the ratio was 1.27%.

Other proposals include merging the Bank Insurance Fund and the Savings Association Insurance Fund and restructuring the federal banking agencies.

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

The Bank data processing, client services and personnel departments are located at 1650 Northpoint Parkway, Santa Rosa. The Bank leases 7,122 square feet.

The Corporation leases facilities for its five branch offices in Sonoma County under various leases which expire under various dates, including options to renew through the year 2025.

The Bank also leases other property for its supermarket branches in Sonoma County and loan production offices in California and Arizona.

Management believes that its facilities are adequate for its present needs, but additional facilities may be needed as and when the Bank continues to grow.

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

There were no matters submitted to a vote of shareholders during the fourth quarter of 2001.

     Part II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
Matters

On February 15, 2002, the Corporation had 3,973,263 shares of common stock outstanding, held by approximately 295 shareholders of record.

At February 15, 2002, the directors and officers of the Corporation and the Bank hold 11.9% and beneficially own 40.8% of the outstanding shares. See "Item 12, Security Ownership of Certain Beneficial Owners and Management," herein. Under SEC rules, the directors and officers are restricted in the amount of securities they may sell without registration under the Securities Act of 1933, as amended. In general, directors and officers each may offer up to 39,732 shares in any three month period without such registration.

As of February 15, 2002, the directors, officers and staff also have the right to acquire 1,133,840 additional shares upon the exercise of options granted pursuant to the Corporation's Stock Option Plans.
Should several directors and officers choose to exercise options and sell their shares on the market, such that a large number of shares are offered at one time, the price of the common stock could be adversely affected.

The Corporation's common stock is not listed on any securities exchange or on the National Association of Securities Dealers Automated Quotations (NASDAQ) System. The firms First Union Securities, Inc. and Mutual Securities, located in Santa Rosa, and Hoefer & Arnett and First Security Van Kasper, located in San Francisco, are presently making a
market in the stock.   The Corporation's trading symbol is NREB. The
following chart shows the high and low bid quotations and the volume of transactions in the Corporation's stock for the periods indicated. The volume information has been provided to the Corporation by Hoefer & Arnett of transactions reported to NASDAQ and does not include privately negotiated transactions. After September 30, 2000, the trading volume was obtained from the OTC bulletin board web site. The prices provided by Mutual Securities are inter-dealer prices, do not necessarily represent actual transactions and do not include retail mark-ups, mark-downs or commissions. After September 30, 2000, the prices were obtained the from the business section of the Press Democrat in Santa Rosa, California. The bid prices and numbers of shares in this table have been adjusted for the impact of the stock dividends issued during 2000 and 2001.







Bid Quotations for the Corporation's Common Stock

                                                    Approximate
Quarter Ended             High      Low          Trading Volume
-------------            -----    -----          --------------
March 31, 2000           17.69    13.15                 206,057
June 30, 2000            14.89    13.22                 142,013
September 30, 2000       15.95    13.81                 254,625
December 31, 2000        17.86    15.71                 137,477
March 31, 2001           20.71    18.21                 264,533
June 30, 2001            19.50    18.25                  77,458
September 30, 2001       22.36    18.05                 394,475
December 31, 2001        22.55    21.60                 173,188


Due to the lack of any significant trading and no established public market, the prices indicated above should not be considered an indication of the market value of the shares. There is no assurance that any significant trading market for the shares will develop in the future and there are no assurances as to the price at which shares may be traded in the future. The bid and asked prices of the Corporation's common stock were $23.80 and $25.00, respectively, on February 15, 2002.

Dividends

On March 27, 2001, the Corporation declared a 5% stock dividend to shareholders of record on May 4, 2001. On March 21, 2000, the
Corporation declared a 5% stock dividend to shareholders of record on May 3, 2000.

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

The approval of the Comptroller is required if the total of all dividends declared by a bank in any calendar year will exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock which may be outstanding. Moreover, the Comptroller may prohibit the payment of dividends which would constitute an unsafe and unsound banking practice. As of December 31, 2001, $20,572,000 of retained earnings of the Bank was available for the payment of dividends to the parent company under this requirement.

ITEM 6.   Selected Financial Data

(Dollars in thousands)
Year ended December 31,         2001       2000       1999       1998       1997
                           ---------  ---------  ---------  ---------  ---------
Interest income              $44,345    $39,894    $29,824    $25,399    $20,645
Interest expense              20,803     19,495     12,836     11,103      9,191
Net interest income           23,542     20,399     16,988     14,296     11,454
Provision for loan losses        960        960        800        480        650
Non-interest income            1,677      1,456      1,572      1,702      1,403
Non-interest expense          10,521      9,530      8,428      7,582      6,716
Income before income taxes    13,738     11,365      9,332      7,936      5,491
Provision for income taxes     5,651      4,513      3,754      3,171      2,218
Net Income                     8,087      6,852      5,578      4,765      3,273
Earnings per share:
  Basic*                       $2.04      $1.74      $1.43      $1.25      $0.87
  Diluted*                     $1.87      $1.67      $1.34      $1.20      $0.84
Per Share:
  Cash Dividends paid          $0.00      $0.00      $0.00      $0.00      $0.00
  Book value at December 31*  $11.15      $9.13      $7.40      $5.95      $4.68
Average common shares
  outstanding*             3,966,454  3,948,242  3,905,110  3,821,849  3,757,687
Average diluted common
 shares outstanding*       4,321,829  4,111,528  4,149,420  3,958,799  3,917,441
Shares outstanding at
 December 31 (Actual)      3,973,263  3,766,382  3,560,296  3,309,712  1,555,069
At December 31
Loans, net                   466,529    432,446    357,225    267,029    204,408
Total assets                 561,004    494,390    397,928    322,253    233,737
Total deposits               502,137    453,437    357,867    295,969    214,747
Borrowed funds                11,802      1,828      9,050      1,872          0
Shareholders equity           44,297     36,103     29,062     22,810     17,709
Financial Ratios:
For the year:
  Return on average assets     1.54%      1.54%      1.59%      1.69%      1.43%
  Return on average equity    19.83%     20.87%     21.62%     23.39%     20.30%
  Net interest margin          4.61%      4.71%      5.03%      5.23%      5.22%
  Net loan losses to
    average loans              0.01%      0.01%      0.01%      0.00%      0.08%
  Efficiency ratio            41.72%     43.60%     45.41%     47.39%     52.24%
At December 31
  Equity to assets             7.90%      7.30%      7.30%      7.08%      7.58%
  Total capital to
   risk adjusted assets       12.14%     10.69%     10.54%     10.63%     10.95%
  Nonperforming assets to
   total loans & OREO          0.45%      0.51%      0.52%      0.02%      0.29%
  Nonperforming assets to
   total assets                0.38%      0.46%      0.47%      0.02%      0.26%
  Allowance for loan
   losses to total loans       1.18%      1.06%      1.04%      1.11%      1.22%
  Allowance for loan losses
   to non-performing assets  260.48%    207.58%    200.58%   4869.35%    542.52%


 * Prior years have been adjusted for stock dividends and stock split during 2001, 2000, 1999 and 1998.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Corporation's sole subsidiary is Sonoma National Bank ("Bank"), and its primary activities are the commercial banking activities engaged in through the Bank. The following discussion of financial condition as of December 31, 2001 and 2000 and results of operations for the years ended December 31, 2001, 2000 and 1999 focuses primarily on the Bank.

During 2001, total consolidated assets grew 13.5% to $561,004,000 at December 31, 2001. Total consolidated assets grew 24.2% during 2000 to $494,390,000 at December 31, 2000. The growth in results from strong loan demand during the first three quarters of 2001 and all of 2000. See discussion on Loan Portfolio.

Total deposits increased 10.7% to $502,137,000 when comparing December 31, 2001 to December 31, 2000. For the year ended December 31, 2000, total deposits increased 26.7% to $453,437,000. Deposits increased to fund the loan growth mentioned above. See discussion on Deposits.

Results of Operations - Summary

The Corporation's consolidated net income for the year ended December 31, 2001 was $8,087,000 as compared to $6,852,000 for the year ended December 31, 2000, an increase of 18.0%. The Corporation's consolidated net income for the year ended December 31, 2000, increased 22.8% over the year ended December 31, 1999.

Net interest income before provision for loan losses increased $3,143,000, or 15.4%, when comparing the year of 2001 to 2000. This increase results from the growth in the volume of loans on which the Bank earns a net interest margin. The interest margin for 2001 equaled 4.61% compared to 4.71% in 2000 and 5.03% in 1999. See, "Net Interest Income."

The provision for loan losses of $960,000 in 2001 equaled the provision in 2000. See, "Allowance for Loan Losses." Non-interest income increased $221,000 primarily due to an increase in the amount of $98,000 in service charges on deposits and higher premiums on SBA loan sales which increased gains on SBA loan sales by $94,000. See, "Non-Interest Income." Operating expenses increased by $991,000 primarily because of growth of the Bank. A new branch office was opened in Petaluma, California in November 2000 and the Bank relocated data processing, personnel and client services to a new building in August 2001.

When comparing 2000 to 1999 the provision for loan losses increased $160,000 to $960,000 in 2000 from $800,000 in 1999 and other income decreased $116,000 to $1,456,000 in 2000 from $1,572,000 in 1999.
Operating expenses increased $1,102,000 during 2000 primarily due to increases in personnel costs and new branch offices.

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

For the year ended December 31, 2001, net interest income before the provision for loan losses totaled $23,542,000 as compared to $20,399,000 for the year ended December 31, 2000, representing an increase of 15.4%. The majority of this increase results from the net margin earned on growth in the loan portfolio, largely from the increase in commercial real estate and construction loans. See, "Loan Portfolio." During 2000, net interest income before the provision for loan losses totaled $20,399,000 as compared to $16,988,000 in 1999 representing an increase of 20.1%. The majority of this increased resulted from the net margin earned on growth in the loan portfolio.
The Bank's net interest margin (expressed as a percentage, the yield on average interest earning assets less the rate paid on average interest bearing liabilities) moved to 4.61% in 2001 from 4.71% in 2000 and 5.03% in 1999. Several factors impact the Bank's net interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loan and earning assets, non-accrual loan balances and mix of deposits and other funding sources.

     Changes in Market Interest Rates

Changes in economic condition and actions of Federal Reserve Board to reduce the Fed Funds and Discount rates have a direct impact on the Bank's net interest margin since prime rate generally moves with Federal Reserve Board changes. During 2001, The Federal Reserve Board lowered the discount rate and Fed Funds rates 11 times to 40 year lows with prime rate also declining 11 times following the Federal Reserve Board's actions. Prime rate declined to 4.75% at December 31, 2001 from 9.50% at December 31, 2000. The majority of SBA loans are tied to prime rate and reprice on a quarterly basis. Other loan indexes also declined; however, not as immediately as prime rate. The rapid decline in market rates had a negative impact on the Bank's interest margin during 2001 and will impact loan yield as loans reprice based upon their repricing schedule and index. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The Bank is considered asset sensitive, meaning more assets are immediately adjustable than liabilities, the net interest margin tends to increase when interest rates increase and tends to decrease in a declining rate environment.

The full impact of rate changes on the Bank's earnings are not realized for several months, since not all loans or deposits reprice immediately. The majority of SBA loans are tied to the prime rate and reprice on a calendar quarter basis. The Bank has adjustable rate loans, mainly commercial real estate loans, that are tied to indexes which adjust at a slower pace, such as the Eleventh District Cost of Funds Index (COFI). The COFI index moved to 3.07% for December 2001 from 5.62% for December 2000 and 4.85% for December 1999. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise and benefits interest margin as rates decline.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. The current low rates offered on deposits makes them less attractive to depositors. The Bank has also experienced an increase in loan payoffs as borrowers have refinanced to other loans tied to indexes which bear lower rates than loans tied to the COFI index.

     Level of Loans Relative to Deposits

The net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans-to-deposits decreased during 2001, when it averaged 97.3%, as compared to 98.2% in 2000. This ratio equaled 96.1% in 1999. A decrease in the loan-to-deposit ratio generally results in a decrease in net interest margin.

     Mix of Loan and Earning Assets

Changes in the mix of loans also impact the Bank's interest margin. The Bank grew average loans by $64.4 million in 2001 and $91.2 million in 2000. In both those years the majority of the growth in average loans occurred in commercial real estate loans. There were increases of $33.3 million and $80.5 million in average commercial real estate loans, respectively which bear a lower average interest yield of 9.25% in 2001 and 8.93% in 2000. The majority of commercial real estate loan rates are tied to COFI and generally adjust every six months which is a major factor in explaining why the yield moved up during a period of declining rates. There is a significant lag in the repricing of these loans since first the COFI index need to reflect the decline cost of funds in the 11th District before it is factored into the repricing rate on the COFI loans. In a declining rate environment, COFI based loans help interest margin; however, in an increasing market they lag other indexes and have a negative impact on net interest margin. Late in 1999, the Bank made a group of apartment loans (approximately $20 million) which were tied to COFI with a lower interest margins than other commercial real estate loans which reduces the interest margin.

Average commercial loans yields (the majority of these loans are SBA loans) for 2001 decreased 144 basis points over 2000. The majority of these loans reprice to prime rate on a quarterly repricing schedule. This average decline results from the quarterly repricing of SBA loans to reflect drop of prime rate during the preceding quarters of 1.50% effective on April 1, 2001, 1.25% effective July 1, 2001and 0.75% effective October 1, 2001. SBA loans repriced 1.25% on January 1, 2002 which also reduces the interest margin.

Average Construction loans grew $14.8 million during 2001. The average yield was 9.25% during 2001 compared to 10.35% in 2000. These loans have short maturity dates (approximately one year). Rate competition for construction loans has been strong within our market area.

Interest income increased to $44.3 million in 2001 from $39.9 million in 2000 and $29.8 million in 1999. This is a direct result of growth in loans. Average loans increased to $463.5 million from $399.2 million in 2000 and $308.0 million in 1999. The yield on loans equaled 9.20% in 2001, 9.47% in 2000 and 9.20% in 1999. The 25 basis point decline during 2001 resulted primarily from the mix in loans and the lag in repricing COFI loans which mitigated the impact the rapidly declining market rates. In 2000 the Bank experienced the benefit of increasing rates on prime based loans with the repricing benefit of COFI loans carried over into 2001. The decline in rates experienced in 2001 will be factored into rates on COFI loans well into 2002.

The economic conditions and competition have impacted the mix of loans. COFI loans are less attractive to borrowers in a declining rate environment when loan products tied to prime rate, U.S. Treasury rates or LIBOR are more popular. Construction loans generally decline when economic conditions worsen and the Bank has experienced less demand for constructions loans during the last quarter of 2001. With excess liquidity in the Banking system, the Bank has experienced increased competition for loans, which has resulted in lower loan pricing in the market place, which impacts the Bank's offering rates on new loans in the future.

Overall loan portfolio yields are affected by deferred loan fees and discounts on loans. These fees and discounts are amortized to income over the life, or estimated life, of the loan with which they are associated and serve to increase loan portfolio yields. Interest income on loans includes loan fee income of $1,658,000 for the year ended December 31, 2001, $1,403,000 for the year ended December 31, 2000 and $1,246,000 for the year ended December 31, 1999. This fee income increased yields on average loans by 36 basis points in 2001, as compared to 35 basis points in 2000. Deferred loan fees are a product of origination and commitment fees net of certain direct loan origination costs. The deferred fee amounts equaled $2,004,000 at December 31, 2001 and $2,366,000 at December 31, 2000. Deferred fees are netted against total loans in the balance sheet.

Discounts on the unguaranteed portion of SBA loans are recorded as an asset when the guaranteed portion of the SBA loan is sold. These discounts are amortized as an adjustment to the loan yields over the estimated life of the SBA loan. As of December 31, 2001, $639,000 was recorded as discounts compared to $594,000 at December 31, 2000. These discounts are netted against total loans in the balance sheet.

     Non-Accrual Loan Balances

Loans carried as non-accrual reduce the portfolio yield, since the balance of a non-accrual loan is maintained in the loan total but no interest is accrued. Non-accrual loans are included in the loan amounts in the average balance sheets below. Interest foregone on non-accrual loans equaled $143,000 during 2001 compared to $186,000 during 2000 and $60,000 during 1999 which had a negative impact on the net interest margin. The allowance for loan losses has no direct effect on yield. For further discussion see "Allowance for Loan Losses."

     Mix of Deposits and Other Funding Sources

Interest expense increased 6.7% when comparing 2001 to 2000 and 51.9% when comparing 2000 to 1999, due to increases in interest bearing deposits, particularly in time deposits which bear the highest cost. The average cost of interest paid on interest bearing deposits for the year ended December 31, 2001 was 4.88% versus 5.39% for the year ended December 31, 2000 and 4.62% for the year ended December 31, 1999. Deposit costs decreased 51 basis points during 2001 and increased 77 during 2000.

The Bank's money market rate account, the Sonoma Investors Reserve Account remained competitive and average balances grew $10.8 million during 2001. Balances held in Sonoma Investors Reserve accounts increased to $137.8 million at December 31, 2001 from $126.4 million December 31, 2000 and $97.5 million at December 31, 1999. Average balances for savings and money market accounts at the Bank were $129.7 million for 2001, $118.9 million for 2000 and $87.9 million for 1999. The rate offered on the Sonoma Investors Reserve account is repriced on a weekly basis. The cost of these funds had been tied to the 90 day U.S. Treasury Bill. The U.S. Treasury Bill was very volatile during 2000 which led to the rapid adjustments in the interest paid on this account. In November 2000, the Bank changed from this volatile index to a discretionary rate which allows the Bank to manage the cost more effectively and remain competitive in our market area. Due to the weekly repricing, changes in rates on the Sonoma Investors Reserve Account has a more immediate impact on the Bank's cost of funds than changes in offering rates on time certificates. The cost of funds on savings and money market accounts equaled 3.23% in 2001 compared to 5.03% in 2000, representing a decline of 180 basis points.

Time deposits reprice at a slower pace, since certificates of deposits usually do not reprice until their maturity dates, which generally range from six to eighteen months. Time deposits have increased to $276.7 million at December 31, 2001 from $254.0 million at December 31, 2000 and $132.9 million at December 31, 1999. During both 2001 and 2000, the Bank ran several time deposit campaigns at rates slightly higher than its local competitors. These higher priced deposits were used to fund loan growth. The cost of time deposits averaged 5.93% in 2001 and 5.91% in 2000 compared to savings and money market rate accounts which averaged 3.23% in 2001 and 5.03% in 2000. Growth in time deposits which bear the highest cost, has a negative impact on the Bank's cost of funds and net interest margin.

Average non-interest bearing deposits increased 11.6% in 2001 to $59.4 million at December 31, 2001 compared to $51.0 million at December 31, 2000. Growth in non-interest bearing deposits has a positive impact on the interest margin.

The majority of the Bank's growth has been funded by time certificates and money market accounts. The Bank has the ability to borrow from the Federal Home Loan Bank (FHLB) at cost which is lower than market rates on deposits. Due to the restructuring of the Federal Home Loan Bank, the Bank's borrowing capacity has been significantly increased (over $100 million with acceptable collateral). The Bank borrowed $10 million from the FHLB after the September 11 tragedy in anticipation of needs for liquidity by our depositors during this uncertain time. The Bank has also borrowed from the FHLB to match fund two long term loans ($1.8 million) and has also borrowed on a short term basis during times of reduced liquidity. The Bank has used this line as a contingency source of funds; however, it plans to expand the use of this line to fund future loan growth. At December 31, 2001, the Bank had pledged loan collateral which increased our borrowing capacity to $60.3 million and had borrowed $11.8 million against that line. Borrowing costs with the FHLB are lower than the cost of attracting new deposits of similar duration. Therefore, expanding Bank borrowing's at the FHLB would improve net interest margins.

The tables on the following pages (i) summarize the distribution, by amount, of the average assets, liabilities and shareholders' equity of the Corporation for the periods indicated and (ii) set forth the yields on earning assets and the rates paid for interest bearing liabilities during the periods indicated. Averages are computed primarily from daily balances.
                       AVERAGE  BALANCE  SHEET
                            Year Ended
                         December 31, 2001
(dollars in thousands)
                                    Average        Interest     Average
                                    Balance  Income/Expense  Yield/Rate
                                    -------  --------------  ----------
Certificates of deposit
  with other banks                     $490             $22       4.39%
Investments                           2,073             123       5.95%
Federal funds sold                   44,285           1,556       3.51%
Loans:
  Commercial (including SBA loans)  139,902          12,300       8.79%
  Installment loans to individuals    2,239             229      10.20%
  Real estate - Construction         52,031           5,175       9.95%
  Real estate - Other               269,358          24,940       9.25%
                                   --------         -------      -----
  Total Loans                       463,530          42,644       9.20%
                                   --------         -------      -----
Total earning assets                510,378          44,345       8.69%
                                                    -------
Non-earning assets:
  Allowance for loan losses          (5,135)
  Deferred Loan Fees & Discounts     (2,490)
  Cash and due from banks            12,663
  Other assets                        9,481
                                   --------
TOTAL ASSETS                       $524,897
                                   ========
Deposits:
  Demand - interest bearing         $18,861            $192       1.02%
  Savings & money market            129,696           4,194       3.23%
  Time certificates                 273,550          16,232       5.93%
                                   --------         -------      -----
  Total interest bearing deposits   422,107          20,618       4.88%
Other Interest bearing liabilities    4,729             185       3.91%
                                   --------         -------      -----
Total Interest bearing
  deposits & liabilities            426,836          20,803       4.87%
                                                    -------
Non-interest bearing liabilities:
  Non-interest bearing deposits      54,302
  Other liabilities                   3,071
  Shareholders' equity               40,688
                                   --------
TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY        $524,897
                                   ========
Net interest income                                 $23,543
                                                    =======
Net interest margin                                   4.61%
                                                    =======




                              AVERAGE  BALANCE  SHEET
                                  Year Ended
                              December 31, 2000
(dollars in thousands)
                                    Average        Interest     Average
                                    Balance  Income/Expense  Yield/Rate
                                    -------  --------------  ----------
Certificates of deposit
  with other banks                     $498             $35       6.95%
Investments                           3,908             229       5.85%
Federal funds sold                   29,382           1,814       6.18%
Loans:
  Commercial (including SBA loans)  124,131          12,694      10.23%
  Installment loans to individuals    1,701             178      10.45%
  Real estate - Construction         37,215           3,850      10.35%
  Real estate - Other               236,123          21,094       8.93%
                                   --------         -------      -----
  Total Loans                       399,170          37,816       9.47%
                                   --------         -------      -----
Total earning assets                432,958          39,894       9.21%
                                                    -------
Non-earning assets:
  Allowance for loan losses          (4,227)
  Deferred Loan Fees & Discounts     (2,780)
  Cash and due from banks            11,322
  Other assets                        8,466
                                   --------
TOTAL ASSETS                       $445,739
                                   ========
Deposits:
  Demand - interest bearing         $17,012             178       1.04%
  Savings & money market            118,942           5,981       5.03%
  Time certificates                 221,797          13,116       5.91%
                                   --------         -------      -----
  Total interest bearing deposits   357,751          19,275       5.39%
                                                    -------
Other Interest bearing liabilities    3,736             220       5.88%
                                   --------         -------      -----
Total Interest bearing
 deposits & liabilities             361,487          19,495       5.39%
                                                    -------
Non-interest bearing liabilities:
  Non-interest bearing deposits      48,655
  Other liabilities                   2,758
  Shareholders' equity               32,839
                                   --------
TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY        $445,739
                                   ========
Net interest income                                 $20,399
                                                    =======
Net interest margin                                   4.71%
                                                    =======





                         AVERAGE  BALANCE  SHEET
                                Year Ended
                            December 31, 1999
(dollars in thousands)

                                    Average        Interest     Average
                                    Balance  Income/Expense  Yield/Rate
                                    -------  --------------  ----------
Certificates of deposit
  with other banks                       $0              $0
Investments                           5,170             275      5.31%
Federal funds sold                   24,772           1,203      4.86%
Loans:
  Commercial (including SBA loans)  121,650          11,292      9.28%
  Installment loans to individuals    1,738             186     10.68%
  Real estate - Construction         29,020           3,022     10.41%
  Real estate - Other               155,605          13,846      8.90%
                                   --------         -------      -----
  Total Loans                       308,013          28,346      9.20%
                                   --------         -------      -----
Total earning assets                337,955          29,824      8.82%
                                                    -------
Non-earning assets:
  Allowance for loan losses          (3,328)
  Deferred Loan Fees & Discounts     (2,286)
  Cash and due from banks            10,550
  Other assets                        7,105
                                   --------
TOTAL ASSETS                       $349,996
                                   ========
Deposits:
  Demand - interest bearing         $15,833            $176      1.11%
  Savings & money market             92,468           3,750      4.06%
  Time certificates                 167,224           8,794      5.26%
                                   --------         -------      -----
  Total interest bearing deposits   275,525          12,720      4.62%
                                   --------         -------      -----
Other Interest bearing liabilities    2,132             116      5.44%
Total Interest bearing
 deposits & liabilities             277,657          12,836      4.62%
                                                    -------
Non-interest bearing liabilities:
  Non-interest bearing deposits      44,656
  Other liabilities                   1,882
  Shareholders' equity               25,801
                                   --------
TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY        $349,996
                                   ========

Net interest income                                 $16,988
                                                    =======
Net interest margin                                   5.03%
                                                    =======



The following tables set forth the changes in net interest income due to changes in interest rates and the volume of assets and liabilities between years. Variances attributable to simultaneous rate and volume changes are all allocated to volume change amount.


                              ANALYSIS OF VOLUME AND RATE CHANGES
                              ON NET INTEREST INCOME AND EXPENSE
                                         2001 OVER 2000
(dollars in thousands)
                                                     Yield
                                         Volume      /Rate      Total
                                         ------     ------     ------
Increase/(decrease) in interest income:
Certificates of deposit
 with other banks                           $(1)      $(12)      $(13)
Investments                                (108)         2       (106)
Federal funds sold                          920     (1,178)      (258)
Loans:
  Commercial (incl. SBA loans)            1,613     (2,007)      (394)
  Installment loans to individuals           56         (5)        51
  Real estate - Construction              1,533       (208)     1,325
  Real estate - Other                     2,969        877      3,846
                                         ------     ------     ------
  Total                                   6,982     (2,531)     4,451
                                         ------     ------     ------
Increase/(decrease) in interest expense:
Deposits & other interest
  bearing liabilities:
  Demand - interest bearing                  19         (5)        14
  Savings & money market                    541     (2,328)    (1,787)
  Time certificates                       3,060         55      3,115
  Other interest bearing liabilities         59        (93)       (34)
                                         ------     ------     ------
  Total                                   3,679     (2,371)     1,308
                                         ------     ------     ------
Increase/(decrease) in net
  interest income                        $3,303      $(160)    $3,143
                                         ======     ======     ======

                              ANALYSIS OF VOLUME AND RATE CHANGES
                               ON NET INTEREST INCOME AND EXPENSE
                                          2000 OVER 1999
(dollars in thousands)
                                                     Yield
                                         Volume      /Rate      Total
                                         ------     ------     ------
Increase/(decrease) in interest income:
Certificates of deposit
  with other banks                          $35        $ -        $35
Investments                                 (67)        21        (46)
Federal funds sold                          223        388        611
Loans:
  Commercial (incl. SBA loans)              223      1,179      1,402
  Installment loans to individuals           (4)        (4)        (8)
  Real estate - Construction                850        (22)       828
  Real estate - Other                     7,177         71      7,248
                                         ------     ------     ------
  Total                                   8,437      1,633     10,070
                                         ------     ------     ------
Increase/(decrease) in interest expense:
Deposits & other interest
  bearing liabilities:
  Demand - interest bearing                  14        (12)         2
  Savings & money market                  1,077      1,154      2,231
  Time certificates                       2,880      1,442      4,322
  Other interest bearing liabilities         88         16        104
                                         ------     ------     ------
  Total                                   4,059      2,600      6,659
                                         ------     ------     ------
Increase/(decrease) in net
 interest income                         $4,378      $(967)    $3,411
                                         ======     ======     ======


Provision for Loan Losses

The provision for loan losses was $960,000 for 2001, compared to $960,000 for 2000, and $800,000 in 1999. The provision reflects the overall growth in loans and the level of non-accrual loans during this year. For further discussion see "Allowance for Loan Losses."

Non-Interest Income

Non-interest income equaled $1,677,000 in 2001 compared to $1,456,000 in 2000 and $1,572,000 in 1999. The following table sets forth income by category for the years indicated.

                                              Years ended December 31,
(Dollars in thousands)                         2001      2000     1999
                                              -----     -----    -----
Gain on SBA loan sales                         $545      $451     $475
Service charges on deposits                     430       332      444
Loan servicing fees                             288       285      301
Merchant and other service fees                 181       137      152
Income on insurance policies                    123       128      105
Discount brokerage                                6         8       19
Gain on OREO sales                                0        39       (2)
Other                                           104        76       78
                                             ------    ------   ------
  Total Other Income                         $1,677    $1,456   $1,572
                                             ======    ======   ======


Non-interest income is derived primarily from gains on sales of SBA loans, service charges on deposit accounts, earnings on life insurance and SBA loan servicing fees. When comparing the year ended December 31, 2001 to December 31, 2000, non-interest income increased 15.2% to $1,677,000 compared to $1,456,000 last year. This increase results mostly from higher premiums on SBA loan sales and increased service charges on deposit accounts. When comparing the year ended December 31, 2000 to December 31, 1999, non-interest income decreased 7.4% to $1,456,000, compared to $1,572,000 in 1999. This decline results primarily from lower service charges on deposit accounts see discussion below under "Service Charges on Deposits."

     Gains on SBA Loan Sales

Gains on the sale of the guaranteed portion of SBA loans increased to $545,000 in 2001 compared to $451,000 in 2000 and $475,000 in 1999.
This increase in gains on sales resulted from increases in premiums offered by the secondary market. The Bank's premiums averaged 6.4% in 2001 compared to 4.10% in 2000 and 5.40% in 1999. During 2001, the Bank sold SBA loans totaling $8,514,000 compared to $11,004,000 in 2000 and $10,017,000 in 1999. Iis higher premiums reflects a lower prepayment rate on SBA 7(a) loans due to the lower prime rate during 2001. The SBA implemented a prepayment penalty on 7(a) loans in 2000 which has also had a positive impact on rate of prepayments.

     Service Charges on Deposits

Non-interest income includes service charges on deposit accounts.
During 2001, service charges totaled $430,000 versus $332,000 in 2000 and $444,000 in 1999. Service charges vary depending upon the customers' uses of various Bank services. During 2001, the earnings credit rate declined due the lower interest rate environment. This meant that account holders' earnings were lower to cover the cost of services, and therefore, service charges were higher than the previous year. During 1999, the Bank had a customer who typically had high service charges based upon the account balances and the services provided. That customer moved their banking relationship to another financial institution which resulted in a noticeable decline in service charge income during 2000. During 1999 the earnings credit rate was also lower than it was during 2000 which increased service charges on customers accounts. While the earnings credit rate does impact the service charges, our business account holders continue to manage their accounts activity to minimize their service charges.

     Loan Servicing Fees

SBA servicing fees equaled $288,000 compared to $285,000 in 2000 and $295,000 in 1999. Service fee income is based on loan payments and payoffs received on the sold portion of SBA loans, and therefore, varies from year to year. During 2001, the Bank's average SBA loan portfolio serviced was $31.6 million versus $30.3 million in 2000 and $25.3 million in 1999. The fluctuation in the serviced portfolio is caused by timing of SBA loan payoffs and sales.

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

     Income on Insurance Policies

Non-interest income also includes earnings on life insurance held for certain directors and senior officers which totaled $123,000 versus $128,000 in 2000 and $105,000 in 1999.

     Discount Brokerage

Discount brokerage services generated $6,000 in 2001 compared to $8,000 in 2000 and $19,000 in 1999. This service was well received by Bank customers; however, due to the risk associated with discount brokerage services it was determined that the Bank would no longer offer this service effective January 1999 which accounts for the decline in income from this source. The Bank continues to receive a monthly fee on the open accounts which had been created during the time this service was offered.

     Gain on Other Real Estate Owned (OREO) Sales

During 2001 the Bank had no OREO or OREO sales. In 2000, $39,000 in gain on sale of other real estate owned (OREO) was recorded compared to a $2,000 loss in 1999. See, "Other Real Estate Owned."

Non-Interest Expense

Non-interest expenses include salaries and employee benefits, occupancy, equipment and the general expenses required for the operation of the Corporation and the Bank. For the year ended December 31, 2001, non-interest expenses totaled $10,521,000, an increase of 10.4% over the previous year. The following table outlines the components of non-interest expense for the periods indicated:




(In thousands)
                                              Year Ended December 31,
Expense Item                                 2001       2000       1999
                                          -------     ------     ------
Salaries & Employee Benefits               $6,154     $5,468     $4,820
Occupancy                                     957        855        789
Equipment                                     604        535        468
Advertising/Business Development/Donations    487        493        441
Outside Customer Services                     469        420        347
Director & Shareholder expenses               295        296        311
Deposit and Other Insurance                   299        270        211
Postage & courier expenses                    244        222        209
Professional Fees                             247        245        165
Stationery & Supplies                         196        193        173
Telephone expense                             174        163        146
Loan expenses                                  94         82        135
Other                                         301        288        213
                                          -------     ------     ------
TOTAL                                     $10,521     $9,530     $8,428
                                          =======     ======     ======


     Salaries and Employee Benefits

A portion of the 12.5% increase in salaries and benefits resulted from staff increases associated with the first full year of operation of the Petaluma Branch which opened in November 2000. During 2001 incentive compensation increased due to increased loan production and deposit growth. Salaries also included increases for performance and promotions during the year. The Bank's full time equivalent (FTE) staff positions averaged 105 in 2001, 96 in 2000 and 83 in 1999.

     Occupancy

Occupancy costs increased 11.9% due to the new Petaluma branch and the new operations center which opened in August 2001. The new operations center, located in West Santa Rosa, has computer operations, client services and personnel which were relocated from downtown Santa Rosa. In addition, there were annual increases in the rents charged on most facilities as called for in the lease agreements. Occupancy costs are expected to increase as the Bank expands into new market areas.

     Equipment

Equipment expenses increased 12.9% to $604,000 in 2001 compared to 535,000 in 2000. During 2001, the Bank continued to upgrade and expand our technology. In 2001, the Bank implemented "I Banc" an internet banking product for consumers. Equipment costs are expected to continue to increase during 2002 as the Bank grows and expands it usage of technology.

     Advertising/Business Development/Donations

Advertising and business development costs vary from year to year depending on the various promotions that have occurred during the year. These costs include promotion of various Bank services (I Banc,
Telebanc, SBA, commercial and construction lending and deposit
campaigns) and promoting new locations.   The Bank continued its strong
support of the local community through contributions to local charitable agencies.

     Outside Customer Services

Outside customer services increased to $469,000 in 2001 from $420,000 in 2000. Analysis charges are a major expense included in this category. Analysis charges are customer expenses for title and escrow services, check charges, courier and payroll services incurred on behalf of customers who maintain non-interest bearing deposit balances sufficient to compensate for these costs. See, "Deposits." While some non-interest expense is incurred, management feels the contribution of the non-interest bearing demand accounts toward lowering the overall cost of funds more than offsets this cost.

     Director and Shareholder Expenses

Director and shareholder expenses equaled $295,000 in 2001 compared to $296,000 in 2000. See "Compensation of Directors." Director fees vary depending upon the number of meetings during the year and director attendance at those meetings.

     Deposit and Other Insurance

Included in Deposit and Other Insurance are regulatory assessments which have been increasing over the last several years to $$200,000 in 2001compared to $174,000 in 2000. The Bank's deposit insurance premium is currently based upon the lowest cost category of zero cents per $100 of insured deposits. There can be no assurance that the deposit insurance rates will remain at this low level; a rate increase is expected because of the low ratio of federal reserves to insured disposits. The Bank is also charged a "Financing Corporation" (FICO) assessment. The annual rate varies and is calculated per $100 of insured deposits. This cost equaled $85,000 in 2001and $76,000 in 2000. Also included is the fee (based upon total assets) assessed by the Office of the Comptroller of the Currency which equaled $115,000 in 2001 and $98,000 in 2000 See, "Description of Business-Supervision and Regulation."

     Professional Fees

Professional fees increased to $247,000 in 2001 from $245,000 in 2000. The Bank's legal costs vary depending upon the volume of past due and non-accrual loans and OREO which required legal assistance. Other professional fees include accounting services, outside data processing review, loan review services, SBA audit fees and other consulting services.

     Loan Expenses

Loan expenses equaled $94,000 in 2001 compared to $82,000 and vary between years based upon many factors; however, problem loan expenses have the biggest impact since the borrower generally does not reimburse the Bank for the costs. Included in this category are credit reports, appraisals, foreclosure expenses, inspection costs and other loan related expenses. The Bank generally charges for direct costs associated with loan originations. Broker fees are included in cost recovery and recorded as part of deferred fees on loans and amortized as an adjustment to interest income in accordance with generally accepted accounting principles.

The other expense categories increased due to growth of the Bank.
Non-interest expenses are expected to increase in 2002 due to the anticipated growth in the Bank.

The increase in non-interest expenses of 13.1% to $9,530,000 from $8,428,000 in 1999 was due primarily to increased salary expenses attributable to the full year of operation of the Sebastopol Branch, salary increases and staff incentives associated with increased volume of loan and deposit activity. Most expense categories were higher as a result of the loan and deposit growth and the new branch facilities (Sebastopol and the opening of Petaluma in November).

Loan Portfolio

The following table shows the composition of the loan portfolio, by type of loan, as of the dates indicated.

(In thousands)
                                                    December 31,
Type of Loan
                                  2001       2000       1999      1998        1997
                              --------   --------   --------  --------    --------
Commercial                    $137,711   $118,134   $112,277  $110,468     $91,860
Real Estate Construction        49,604     46,244     39,523    28,177      10,982
Real Estate Other              284,782    273,298    210,119   131,661     103,936
Installment Loans
 to Individuals                  2,052      2,412      1,783     1,749       2,012
                              --------   --------   --------  --------    --------
Total, gross                   474,149    440,088    363,702   272,055     208,790
Deferred fees and
  discounts, net                (2,004)    (2,961)    (2,690)   (2,007)     (1,843)
                              --------   --------   --------  --------    --------

Total loans net of deferred
 fees and discounts            472,145    437,126    361,012   270,048     206,947
                              --------   --------   --------  --------    --------

Allowance for loan losses       (5,616)    (4,681)    (3,787)   (3,019)     (2,539)
TOTAL LOANS, NET              $466,529   $432,446   $357,225  $267,029    $204,408
                              ========   ========   ========  ========    ========

The table above illustrates the Bank's emphasis on commercial and real estate lending. At December 31, 2001 and 2000 commercial loans comprised 29.0% and 26.8%, respectively, of the Bank's total loan portfolio. Construction and other real estate loans (combined) comprised 70.5% and 72.6% on those same dates. Management is aware of the risk factors in making commercial and real estate loans and is continuously monitoring the local marketplace as well as performing annual reviews of this portfolio.

The Bank makes commercial loans primarily to small and medium sized businesses and to professionals located within Sonoma County with SBA loans also being generated in California and Arizona. While the Bank emphasizes commercial lending, management does not believe that there is any significant concentration of commercial loans to any specific type of business or industry.

At December 31, 2001, 95.0% or $450.3 million of the Bank's loans were secured by real estate as the principal source of collateral. A worsening of economic conditions, a decline of real estate values and/or rising interest rates could have an effect on the value of real estate securing these loans.

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

The Bank originates loans guaranteed by the U.S. Small Business Administration ("SBA"). The guaranteed portion of each loan, typically ranging from 70% to 85%, may be sold to outside investors, usually at a price in excess of par. Under the new rules the 7(a) guarantees range from 75% to 85% with a maximum of $1,000,000. The unguaranteed portion on sold loans is generally retained in the Bank's loan portfolio. In 2000, the SBA began requiring a prepayment penalty of 5% in first year, 3% in second year and 1% in the third year, on all 7(a) loans. The Bank follows the same internal credit approval process when approving an SBA loan as when approving other loans. The majority of the Bank's SBA loans are secured by real estate. All SBA loans are reported in the chart above as Commercial Loans.

While SBA loans generally have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have a higher loan-to-value ratio than the Bank typically accepts. This risk is mitigated by the majority of the loans being secured by real estate. If a default on a SBA loan occurs the Bank shares proportionally in the collateral supporting the loan with the SBA which guarantees the loan. The SBA department also generates commercial and construction loans which are not SBA loans. At December 31, 2001, the Bank held $232,268,000 in loans generated by the SBA department, of which $145,478,000 were 7(a) loans of which $76,458,000 was guaranteed by the SBA. At December 31, 2000, the Bank held $203,073,000 in loans generated by the SBA department, of which $93,889,000 were 7(a) loans of which $61,946,000 was guaranteed by the SBA. At December 31, 2001 there were no SBA guaranteed loans more than 90 days past due and still accruing interest: there were three SBA guaranteed loans totaling $1,639,000, of which $1,220,000 was guaranteed by the SBA, on non-accrual status. There were no charge-offs on SBA loans during 2001 and a total of $36,000 in charge offs on loans with SBA guarantees during 2000 and no charge offs on SBA guaranteed loans during 1999.

The category entitled "Real Estate-Other" includes loans which are secured by real estate and not classified as a construction or commercial loans. The majority of these loans are secured by commercial real estate. The Bank offers residential mortgage loans on a limited basis. Home equity lines of credit, included in Real Estate - Other, equaled 1.5% of the total loan portfolio at December 31, 2001 compared to 1.1% at December 31, 2000. These loans are secured primarily by second trust deeds on single family residences. The Bank typically requires a loan-to-value ratio of no more than 80% for home equity loans. The rates are adjustable monthly based on the Bank's internal reference rate, and terms do not exceed ten years.

Real estate construction loans grew to $49,604,000 in 2001 from $46,244,000 in 2000. The Bank created a construction loan group during 1997 to focus on construction loans primarily for single family residences valued at under $4,000,000 located in Northern California. Construction loans are made to "owner/occupied" and "owner/users" of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. Loan-to-value ratios on construction loans depend upon the nature of the property. The Bank's policy is to require that the loan-to-value ratio ranges from 65% to 80% and that the borrower have a cash equity interest in the land ranging from 25%-50% or alternative collateral. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio, and on the earnings and financial condition of the Bank.

The Bank has a small portfolio of consumer loans, equaling 0.4% of the total loan portfolio at December 31, 2001. Personal lines of credit and overdraft protection are offered to customers. Regular underwriting procedures are followed depending upon the type of loans. Revolving lines are reviewed every two years.

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

The following table summarizes the Bank's loan maturities, by loan type, at December 31, 2001. Loans are categorized by the maturity of the final installment.


(In thousands)
                                     Real Estate-   Other Real
                      Commercial    Construction      Estate    Installment     Total
                      ----------    ------------    ----------  -----------  --------
Loans Maturing in:

One year or less:
  Fixed rate              $1,111         $33,726      $13,848         $890    $49,575
  Variable rate            1,723           9,165        3,031          -0-     13,919

One to five years
  Fixed rate               2,820             -0-        8,734          344     11,898
  Variable rate            4,022              61        1,733          125      5,941

After five years
  Fixed rate              12,906             -0-       61,082          131     74,119
  Variable rate          115,129           6,652      196,354          562    318,697
                        --------         -------     --------       ------   --------
TOTAL                   $137,711         $49,604     $284,782       $2,052   $474,149
                        ========         =======     ========       ======   ========


Of the total loans due in more than one year at December 31, 2001, $86,017,000 were at fixed interest rates, which includes loans currently at their floor rate, and $324,638,000 were at adjustable interest rates.

Interest Rate Sensitivity

The Bank attempts to lend at competitive interest rates and to reduce exposure to interest rate fluctuations by making most of its loans at adjustable interest rates.

The following table summarizes the Bank's loan portfolio by contractual repricing frequency and by loan type, at December 31, 2001. SBA loans are considered commercial loans for this analysis. Most of the SBA loans are secured by real estate. The Bank has approximately $55.2 million in adjustable loans which are priced at floor rate and are considered fixed rate loans, deemed to reprice at their maturity date for the purpose of this analysis.




(In thousands)


                                  Over       Over
                                3 Months    1 Year
                  3 Months or   through    through    Over 5
                      Less       1 Year    5 Years    Years     Total
                    --------  --------     -------  -------    --------
Commercial          $130,972    $1,880      $3,905     $954    $137,711
Real Estate -
 Construction         22,905    25,594       1,104      -0-      49,604
Real Estate -Other    67,124   100,922      51,909   64,827     284,782
Installment Loans        746       832         344      131       2,052
                    --------  --------     -------  -------    --------
TOTAL               $221,747  $129,228     $57,262  $65,912    $474,149
                    ========  ========     =======  =======    ========

Interest rate risk is reduced through the practice of making variable interest rate loans which are tied to an outside rate index. These loans "float", or adjust their rate as the interest rate environment changes. As of December 31, 2001 and 2000 approximately 74% and 82%, respectively, of the Bank's loan portfolio was comprised of loans with adjustable rates (excluding those which had reached their floors).

Allowance for Loan Losses

In accordance with its policy, the Bank maintains an allowance for loan losses to provide for losses in the loan portfolio. The allowance for loan losses is reviewed monthly and is based on an allocation for each loan category (e.g. Real Estate, Commercial), an allocation for undisbursed commitments, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition, management considers such factors as known loan problems, historical loan loss experience, loan concentrations, loan loss experience in the banking industry, evaluations made by bank regulatory agencies, assessment of economic conditions and other appropriate data to identify risks in the loan portfolio. Based upon this analysis of the allowance for loan losses (which incorporates the growth in the loan portfolio during the year), the Bank has increased the allowance by 20.0% to $5,616,000 at December 31, 2001 compared to $4,680,000 in 2000. The provision for loan losses for the year ended December 31, 2001 was $960,000, the same as last year's provision. The increase in the allowance was based upon the growth in the loan portfolio during the year. The ratio of allowance to total loans outstanding (net of SBA loan guarantees) equaled 1.4% at December 31, 2001 and 1.2% at December 31, 2000.

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

(dollars in thousands)

ALLOWANCE FOR LOAN LOSSES:
                                                  Year Ended December 31,
                                      2001      2000      1999      1998      1997
                                  --------  --------  --------  --------  --------
Balance at Beginning of Period      $4,681    $3,787    $3,019    $2,539    $2,042
Provision for Loan Losses
 Charged to Expense                    960       960       800       480       650
Less Charge-Offs:
  Commercial                             0         0        13         0        48
  Real Estate-Other                     25        66         0         0       140
  Consumer loans                         0         0        19         0        34
                                  --------  --------  --------  --------  --------
   Total Charge-offs                    25        66        32         0       222
                                  --------  --------  --------  --------  --------

Recoveries:
  Commercial                             0         0         0         0        69
  Real Estate - Other                    0         0         0         0         0
  Consumer                               0         0         0         0         0
                                  --------  --------  --------  --------  --------
   Total Recoveries                      0         0         0         0        69
                                  --------  --------  --------  --------  --------
Net Charge-offs/(Recoveries)            25        66        32         0       153
Balance at the End of the Period    $5,616    $4,681    $3,787    $3,019    $2,539
                                  ========  ========  ========  ========  ========

Total Loans Outstanding at End
 of Period-Net of SBA Guarantees  $397,693  $378,141  $302,665  $213,034  $162,077
Ratio of Ending Allowance to
 Ending Loans Outstanding-Net
 of SBA Loan Guarantees               1.4%      1.2%      1.3%      1.4%      1.6%
AVERAGE TOTAL LOANS               $463,530  $399,170  $308,013  $239,549  $191,292
Ratio of Net Charge-offs
 to Average Loans Outstanding
 During the Period                  0.005%    0.012%    0.010%    0.000%    0.079%


During 2001 there were charged-offs on two consumer loans totaling $25,000 and no loan recoveries.

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

(dollars in thousands)
                             December 31, 2001  December 31, 2000  December 31, 1999
                                         % of               % of               %of
                             Amount      Loans  Amount      Loans  Amount      Loans
                             ------     ------  ------     ------  ------     ------
Category
Commercial                   $1,832      29.0%  $1,194      26.8%  $1,269      30.8%
Real Estate -Construction     1,216      10.5    1,057      10.5      776      10.9
Real Estate -Other            2,533      60.1    2,383      62.1    1,700      57.8
Installment Loans                35       0.4       47       0.6       42       0.5
                             ------     ------  ------     ------  ------     ------
TOTAL                        $5,616     100.0%  $4,681     100.0%  $3,787     100.0%
                             ======     ======  ======     ======  ======     ======



(dollars in thousands)
                                  December 31, 1998    December 31, 1997
                                               % of                 % of
                                  Amount      Loans    Amount      Loans
                                  ------     ------    ------     ------
Category
Commercial                        $1,565       40.6%   $1,312      44.0%
Real Estate -Construction            444       10.4       133       5.2
Real Estate -Other                   959       48.4     1,021      49.8
Installment Loans                     51        0.6        73       1.0
                                  ------     ------    ------     ------
TOTAL                             $3,019      100.0%   $2,539     100.0%
                                  ======     ======    ======     ======

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

The following table sets forth information regarding nonperforming assets at the dates indicated.


(In thousands)
                            2001     2000     1999   1998      1997
                         -------  -------  -------  ------  -------
Nonperforming loans:
Non-accrual loans         $2,156   $2,097   $1,888     $62     $318
Accruing loans past
  due 90 days                  0      158        0       0      150
Restructured loans             0        0        0       0        0
                         -------  -------  -------  ------  -------
  Total nonperforming
   loans                   2,156    2,255    1,888      62      468
                         -------  -------  -------  ------  -------

Other real estate owned        0        0        0       0      130
 Total nonperforming/
  impaired assets         $2,156   $2,255   $1,888     $62     $598
                         =======  =======  =======  ======  =======

Nonperforming assets to
 total loans and other real
 estate owned              0.45%    0.51%    0.52%   0.02%    0.29%

Nonperforming assets to
 total assets              0.38%    0.46%    0.47%   0.02%    0.26%



The following table sets forth the classified loans at the end of the last five years.


(In thousands)
                            2001     2000     1999    1998     1997
                         -------  -------  -------  ------  -------
Substandard               $2,269   $3,071   $3,607  $2,679   $1,602
Doubtful                     705        0        2      18       25
Loss                           0        0        0       0        0
Other real estate owned        0        0        0       0      130
                         -------  -------  -------  ------  -------
Total classified assets   $2,974   $3,071   $3,609  $2,697   $1,757
                         -------  -------  -------  ------  -------

Classified to total loans
 and other real
  estate owned             0.63%    0.70%    0.99%   0.99%    0.84%

Allowance for loan losses
 to total classified     188.84%  152.43%  119.54% 106.22%   86.04%


The amount of interest foregone on the loans on non-accrual at December 31, 2001 totaled approximately $143,000 for 2001 and $43,000 in interest was earned on those loans (prior to those loans being placed on non-accrual) during the year.

On December 31, 2001, the Bank had $2,156,000 in non-accrual loans, of which $1,639,000 was collateralized by real estate and $1,220,000 was
guaranteed by the SBA.   As of December 31, 2000, the Bank had
$2,097,000 in non-accrual loans, of which the total amount was collateralized by real estate and $1,292,000 was guaranteed by the SBA.

Potential non-performing loans are identified by management as part of its ongoing evaluation and review of the loan portfolio. Based on such reviews as of December 31, 2001, management has no knowledge of information about any loan which causes management to have doubts about the borrowers' ability to comply with present repayment terms, such that the loan might subsequently be classified as non-performing.

Other Real Estate Owned

The Bank had no OREO properties during 2001. During 2000, the Bank sold one building acquired by the Bank through a foreclosure sale at a gain of $39,000.

Deposits

The Bank obtains deposits primarily from shareholders, local businesses, loan customers and personal contacts by its business development staff, officers and directors. The Bank does not have any brokered deposits.

At December 31, 2001, deposits totaled $502,137,000, which was an increase of 10.7% from $453,437,000 at December 31, 2000.

Non-interest bearing demand deposits totaled $59,413,000 at December 31, 2001 as compared to $51,017,000 at December 31, 2000. Although these deposits do not bear interest, some of the account holders utilize the Bank's analysis system which gives earnings credits for their collected
average balances based on an internal index.   The customer may then use
those earnings credits towards various account services such as escrow accounting fees, courier services, payroll, and check printing paid to third party vendors. The balances in this type of account tend to vary and were lower than normal at the end of the year. The average balance for demand deposits grew to $54,302,000 during 2001 from $48,655,000 during 2000.

Time deposits increased $22.7 million or 9.0% in 2001. During 2001 and 2000, the Bank offered highly competitive rates on time deposits in order to fund growth in loans. Time deposits increased to $276,704,000 at December 31, 2001 from $253,959,000 at December 31, 2000 and $197,416,000 at December 31, 1999. Time deposits bear a higher interest rate than other types of deposits and increase the Bank's overall cost of funds. See, "Net Interest Income."

Money market deposits increased $11.4 million or 9.0% in 2001. The Bank's Sonoma Investor Reserve account, which was previously tied to the 90-day Treasury Bill and is now tied to a discretionary index, reprices on a weekly basis. The Sonoma Investors Reserve accounts generally offers rates which were competitive with rates offered on 30 to 90 day time certificates, and therefore, this account has been very popular with depositors.

Management attempts to reduce risks from fluctuating interest rates by limiting the maturities on certificates of deposit. The following table sets forth, by time remaining to maturity, the Bank's time certificates of deposit as of December 31, 2001.



                          $100,000 and Over         Less than $100,000
                          Amount                    Amount
                          (in 000's)    Pct         (in 000's)     Pct
                          --------   -----          --------    ------
Three Months or Less       $28,636    25.1%          $40,100     24.7%
3 to 6 months               24,625    21.6            37,965     23.3
6 months to 1 year          36,201    31.7            52,625     32.4
Over 1 year                 24,645    21.6            31,907     19.6
                          --------   -----          --------    -----
Total                     $114,107   100.0%         $162,597    100.0%
                          ========   =====          ========    =====

At December 31, 2001, certificates of deposit of $100,000 or more constituted approximately 22.7% of total deposits. The holders of these deposits are primarily local customers of the Bank. While these deposits are rate sensitive, the Bank believes they are stable deposits, as they are obtained primarily from customers with other banking relationships with the Bank.

Investment Portfolio

The following table shows the fair market value of the Bank's investment portfolio at December 31, 2001, 2000 and 1999.









(in thousands)                                      December 31,
                                             2001      2000       1999
                                             ----      ----       ----
U.S. Treasury Securities                       $0        $0         $0
U.S. Government-Sponsored Agencies            998     1,985      2,970
Federal Home Loan Bank Stock                  599       561      1,165
Federal Reserve Stock                         163       161        129
                                           ------    ------     ------
Total                                      $1,760    $2,707     $4,264
                                           ======    ======     ======
Securities Pledged                           $625      $625       $625
                                           ======    ======     ======


The following table shows the yield of investments (at amortized cost) by maturity ranges as of December 31, 2001. Federal Home Loan Bank and Federal Reserve stock are excluded from this table.


(in thousands)
                                           Amount        Yield
                                           ------        -----
One year or less                             $998         3.28%
Over one year through 5 years                   0         0.00
Over 5 years through 10 years                   0         0.00
Over 10 years                                   0         0.00
                                             ----         ----
Total                                        $998         3.28%
                                             ====         ====

The yield on average investments (including Federal Home Loan Bank and Federal Reserve Bank stock) equaled 5.95% during 2001 compared to 5.85% in 2000. See, "Net Interest Income."

The Bank is required to own Federal Home Loan Bank ("FHLB") stock to maintain its borrowing relationship. See, "Liquidity." The Bank receives stock dividends quarterly based upon the earnings of the Federal Home Loan Bank Stock. The Bank received an annualized yield of 5.88% during 2001 and 7.2% during 2000. The Federal Reserve Bank stock had a yield of 6.2% during 2001.

Investments are carried at amortized cost or market value, depending on whether they are held to maturity or available for sale. At December 31, 2001, $998,000 was classified as available for sale per accounting definitions. At December 31, 2000, $1,985,000 was classified as available for sale. The market value of securities equaled $998,000 and $1,985,000 at December 31, 2001 and December 31, 2000, respectively.

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

Cash and due from banks and federal funds sold totaled $82,540,000 or 14.7% of total assets at December 31, 2001 compared to $49,527,000 or 10.0% of total assets at December 31, 2000. The liquidity level at December 31, 2001 exceeded the Bank's policy guideline of 10%.

At December 31, 2001 and 2000, the Bank's ratio of loans-to-deposits was 94.4% and 97.0% respectively which were in compliance with its internal guideline.

The Bank has two federal funds lines of credit totaling $9,000,000 with two financial institutions. These lines are available on a short term basis to meet cash demands that may arise. The Bank also has a borrowing relationship with the Federal Home Loan Bank, which has provided a new source of funds for loan growth and liquidity purposes. Due to restructuring at the Federal Home Loan Bank, the Bank has the ability to borrow at significantly higher levels depending upon the collateral available for pledging. At this year end the Bank had $105,420,000 in loans pledged which provided a borrowing capacity of $60,256,000. As of December 31, 2001, the Bank had borrowed $11,802,000 compared to $1,828,000 at December 31, 2000.

The Bank funded loan growth during 2001 and 2000 through increased interest-bearing deposits (mainly time deposits), borrowing from the Federal Home Loan Bank and liquidity. Deposits increased during 2001 and 2000 largely due to deposit campaigns which offered higher rates to attract new time deposits. While this trend is expected to continue, the Bank also plans to expand the use the Federal Home Loan Bank lending program to fund loan growth in the future.

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

At December 31, 2001, the Corporation had non-interest and interest bearing cash balances of $251,000, which management believes is adequate to meet the Corporation's foreseeable operational expenses.

Return on Equity and Assets

The following table shows key financial ratios for the years ended December 31, 2001, 2000 and 1999.



                                      Year Ended December 31,
                                   2001         2000        1999
                                   ----         ----        ----
Return on Average Assets           1.5%         1.5%        1.6%
Return on Average
Shareholders' Equity              19.8%        20.9%       21.6%
Average Shareholders' Equity
as a Percent of Average Assets     7.8%         7.4%        7.4%
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

The Bank and the Corporation are considered "Well-Capitalized" under the "risk-based" capital methodology. The Bank's leverage capital ratio was 8.0% of its total assets. The Bank's total risk-based capital ratio was 12.1% at December 31, 2001. The minimum acceptable level at December 31, 2001 was 8.0%. The Corporations leverage capital ratio was 8.0%, with total risk-based capital equaling 12.1%, at December 31, 2001.

Income Taxes

The 2001 provision for income tax equaled $5,651,000. The overall effective tax rate was 41.1% during 2001. See, "Item 7, Consolidated Financial Statements, Note 6." The provision for federal income taxes for 2000 was $4,513,000. The overall effective tax rate for 2000 and 1999 was 39.7% and 40.2%.

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

Management expects that, in a declining rate environment, the Bank's net interest margin would be expected to decline, and, in an increasing rate environment, the Bank's net interest margin would tend to increase. On a monthly basis, management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in general interest rates of 100 and 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income and the value of the Bank's equity is calculated by discounting cash flows associated with the Bank's assets and liabilities. The following table summarizes the simulated change in net interest income based on the twelve months ending December 31, 2002, given a change in general interest rates of 100 and 200 basis points up or down.


Change in                     Estimated         Estimated Change in
Interest Rate           Net Interest Income     Net Interest Income
(basis points)                 (000)                   (000)
--------------          -------------------     -------------------
+200                          $25,380                 $2,582
+100                           24,492                  1,693
Base Scenario                  22,799                    -0-
-100                           21,842                    957
-200                           21,131                  1,668



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

The following table represents the Corporation's interest rate sensitivity profile as of December 31, 2001. Assets, liabilities and shareholders' equity are classified by the earliest possible repricing opportunity or maturity date, whichever first occurs.






Balance Sheet
(in thousands)

                                      Over 3       Over      Non-rate
                                      months     1 year     Sensitive
                         Through     through    through       or Over
                        3 months      1 year    5 years       5 years     Total
                          ------      ------    -------       -------    ------
Assets
Fed funds sold and
 Time Deposits           $65,516        $298                            $65,814
Investment securities                              $998          $762     1,760
Loans                    221,747     129,228     57,262        65,912   474,149
Non-interest-earning
 assets (net of
 allowance for
 loan losses)                                                  19,281    19,281
                        --------    --------   --------      --------  --------
                        $287,263    $129,526    $58,260       $85,955  $561,004
                        ========    ========   ========      ========  ========
Liabilities
& Shareholders Equity
Time Deposits $100,000
 and over                $28,741     $60,927    $24,439                $114,107
Other interest-bearing
 deposits and
 liabilities             206,625     100,084     31,907        $1,803   340,419
Non-interest bearing
 liabilities                                                   59,413    59,413
Other Liabilities &
 Shareholders' Equity                                          47,065    47,065
                        --------    --------   --------      --------  --------
                        $235,366    $161,011    $56,346      $108,281   561,004
                        ========    ========   ========      ========  ========

Interest Rate
 Sensitivity (1)         $51,897    ($31,485)    $1,914      ($22,326)
Cumulative Interest Rate
  Sensitivity            $51,897     $20,412    $22,326           -0-


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




ITEM 8.   Financial Statements and Supplementary Data





NORTHERN EMPIRE BANCSHARES

INDEPENDENT AUDITOR'S REPORT
AND
FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999
































CONTENTS


PAGE

INDEPENDENT AUDITOR'S REPORT  F-1


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated balance sheets   F-2

     Consolidated statements of income  F-3

     Consolidated statements of comprehensive income   F-4

     Consolidated statements of changes in stockholders' equity  F-5

     Consolidated statements of cash flows   F-6

     Notes to financial statements F-7













INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Northern Empire Bancshares


We have audited the accompanying consolidated balance sheets of Northern Empire Bancshares and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Empire Bancshares and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and cash flows for each of the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/   MOSS ADAMS LLP

Santa Rosa, California
January 22, 2002

















FINANCIAL STATEMENTS



NORTHERN EMPIRE BANCSHARES
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
                                  ASSETS

                                                       2001            2000
                                               ------------    ------------

Cash and due from banks                         $16,726,000     $13,329,000
Federal funds sold                               65,516,000      35,505,000
                                               ------------    ------------
Cash and cash equivalents                        82,242,000      48,834,000
Interest-bearing deposits in banks                  298,000         693,000
Investment securities available-for-sale            998,000       1,985,000
Federal Home Loan Bank (FHLB) stock, at cost        599,000         561,000
Federal Reserve Bank stock, at cost                 163,000         161,000
Loans, net                                      466,529,000     432,446,000
Premises and equipment                            1,037,000         937,000
Accrued interest receivable and other assets      9,138,000       8,773,000
                                               ------------    ------------
Total assets                                   $561,004,000    $494,390,000
                                               ============    ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                       $502,137,000    $453,437,000
Accrued interest payable and other liabilities    2,768,000       3,022,000
FHLB advances                                    11,802,000       1,828,000
                                               ------------    ------------

Total liabilities                               516,707,000     458,287,000
                                               ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, no par value; 20,000,000 shares
 authorized; 3,973,263 and 3,766,382 shares
 issued and outstanding in 2001 and 2000         21,946,000      18,267,000
Additional paid-in capital                          786,000         742,000
Accumulated other comprehensive income (loss)        (1,000)          4,000
Retained earnings                                21,566,000      17,090,000
                                               ------------    ------------

Total stockholders' equity                       44,297,000      36,103,000
                                               ------------    ------------

Total liabilities and stockholders' equity     $561,004,000    $494,390,000
                                               ============    ============









NORTHERN EMPIRE BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2001, 2000 and 1999

                                                   2001          2000          1999
                                            -----------   -----------    ----------
INTEREST INCOME
Loans                                       $42,644,000   $37,816,000   $28,346,000
Federal funds sold and
  investment securities                       1,701,000     2,078,000     1,478,000
                                            -----------   -----------    ----------
Total interest income                        44,345,000    39,894,000    29,824,000

INTEREST EXPENSE                             20,803,000    19,495,000    12,836,000
                                            -----------   -----------    ----------
Net interest income before provision
  for loan losses                            23,542,000    20,399,000    16,988,000
PROVISION FOR LOAN LOSSES                       960,000       960,000       800,000
                                            -----------   -----------    ----------
Net interest income after provision
  for loan losses                            22,582,000    19,439,000    16,188,000
                                            -----------   -----------    ----------
NONINTEREST INCOME
Service charge on deposits                      430,000       332,000       444,000
Gain on sale of loans                           545,000       451,000       475,000
Other                                           702,000       673,000       653,000
                                            -----------   -----------    ----------

Total noninterest income                      1,677,000     1,456,000     1,572,000
                                            -----------   -----------    ----------

NONINTEREST EXPENSES
Salaries and benefits                         6,154,000     5,468,000     4,820,000
Occupancy                                       957,000       855,000       789,000
Equipment                                       604,000       535,000       468,000
Outside customer services                       469,000       420,000       347,000
Deposit and other insurance                     299,000       270,000       211,000
Professional fees                               247,000       245,000       165,000
Advertising                                     243,000       248,000       213,000
Other administrative                          1,548,000     1,489,000     1,415,000
                                            -----------   -----------    ----------
Total noninterest expenses                   10,521,000     9,530,000     8,428,000
                                            -----------   -----------    ----------
INCOME BEFORE INCOME TAXES                   13,738,000    11,365,000     9,332,000

PROVISION FOR INCOME TAXES                    5,651,000     4,513,000     3,754,000
                                            -----------   -----------    ----------
NET INCOME                                   $8,087,000    $6,852,000    $5,578,000
                                            ===========   ===========    ==========
EARNINGS PER COMMON SHARE                         $2.04         $1.74         $1.43
                                            ===========   ===========    ==========
EARNINGS PER COMMON SHARE,
  ASSUMING DILUTION                               $1.87         $1.67         $1.34
                                            ===========   ===========    ==========




NORTHERN EMPIRE BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2001, 2000 and 1999





                                                  2001          2000          1999
                                             ----------    ----------    ----------
NET INCOME                                   $8,087,000    $6,852,000    $5,578,000
                                             ----------    ----------    ----------

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses arising
 during period                                   (2,000)        7,000       (30,000)
Reclassification adjustment for (gains)
 losses included in net income                   (7,000)       30,000        (4,000)
                                             ----------    ----------    ----------
                                                 (9,000)       37,000       (34,000)
Income tax benefit (expense)                      4,000       (16,000)       13,000
                                             ----------    ----------    ----------
                                                 (5,000)       21,000       (21,000)
                                             ----------    ----------    ----------
COMPREHENSIVE INCOME                         $8,082,000    $6,873,000    $5,557,000
                                            ===========   ===========    ==========





NORTHERN EMPIRE BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2001, 2000 and 1999




                                                               Accumulated
                                                    Additional    Other
                             Common Stock            Paid-in   Comprehensive   Retained
                               Shares      Amount    Capital   Income (Loss    Earnings          Total
                             ---------   -----------  --------    --------   -----------   -----------
Balance, December 31, 1998   3,309,712   $12,365,000  $202,000      $4,000   $10,239,000   $22,810,000

5% stock dividend              169,351     2,942,000         0           0    (2,942,000)            0

Stock options exercised         81,233       254,000   444,000           0             0       698,000

Payout of fractional shares          0             0         0           0        (3,000)       (3,000)

Unrealized loss on securities,
net of tax                           0             0         0     (21,000)            0       (21,000)

Net income                           0             0         0           0     5,578,000     5,578,000
                             ---------   -----------  --------     -------   -----------   -----------
Balance, December 31, 1999   3,560,296    15,561,000   646,000     (17,000)   12,872,000    29,062,000


5% stock dividend              179,157     2,632,000         0           0    (2,632,000)            0

Stock options exercised         26,929        74,000    96,000           0             0       170,000

Payout of fractional shares          0             0         0           0        (2,000)       (2,000)

Unrealized gain on securities,
net of tax                           0             0         0      21,000             0        21,000

Net income                           0             0         0           0     6,852,000     6,852,000
                             ---------    ----------  --------    --------   -----------    ----------
Balance, December 31, 2000   3,766,382    18,267,000   742,000       4,000    17,090,000    36,103,000

5% stock dividend              188,641     3,608,000         0           0    (3,608,000)            0

Stock options exercised         18,240        71,000    44,000           0             0       115,000

Payout of fractional shares          0             0         0           0        (3,000)       (3,000)

Unrealized loss on securities,
net of tax                           0             0         0      (5,000)            0        (5,000)

Net income                           0             0         0           0     8,087,000     8,087,000
                             ---------   -----------  --------    --------   -----------   -----------
Balance, December 31, 2001   3,973,263   $21,946,000  $786,000     ($1,000)  $21,566,000   $44,297,000
                             =========   =========== =========    ========   ===========   ===========





NORTHERN EMPIRE BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000 and 1999

                                                                2001           2000           1999
                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $8,087,000     $6,852,000     $5,578,000
Adjustments to reconcile net income to net cash from
operating activities:
Provision for loan losses                                    960,000        960,000        800,000
Depreciation, amortization and accretion                     404,000        396,000        356,000
FHLB stock dividend                                          (35,000)       (63,000)       (75,000)
Net change in deferred loan fees
 and discounts                                              (957,000)       271,000        691,000
Change in deferred income taxes                             (437,000)      (642,000)      (644,000)
Tax benefit from stock options exercised                      44,000         96,000        444,000
Gain on sale of fixed assets                                       0         (9,000)        (4,000)
Change in interest receivable and other assets                72,000       (543,000)      (648,000)
Change in accrued interest payable and
  other liabilities                                         (252,000)     1,073,000        347,000
                                                         -----------    -----------    -----------
Net cash from operating activities                         7,886,000      8,391,000      6,845,000
                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale
  securities                                               3,650,000      2,984,000      4,000,000
Net change in interest bearing deposits                      395,000       (693,000)             0
Net increase in loans                                    (34,086,000)   (76,452,000)   (91,687,000)
Purchase of leasehold improvements and
  equipment, net                                            (524,000)      (543,000)      (294,000)
Purchase of Federal Reserve Bank stock                        (3,000)       (32,000)             0
FHLB stock redemptions                                             0        667,000        512,000
Proceeds from sale of fixed assets                                 0         11,000         23,000
Purchase of available-for-sale securities                 (2,650,000)    (1,978,000)             0
                                                         -----------    -----------    -----------

Net cash from investing activities                       (33,218,000)   (76,036,000)   (87,446,000)
                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                    48,698,000     95,570,000     61,898,000
Net change in FHLB advances                                9,974,000     (7,222,000)     7,178,000
Payout of fractional shares                                   (3,000)        (2,000)        (3,000)
Proceeds from exercise of stock options                       71,000         74,000        254,000
                                                         -----------    -----------    -----------

Net cash from financing activities                        58,740,000     88,420,000     69,327,000
                                                         -----------    -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   33,408,000     20,775,000    (11,274,000)

CASH AND CASH EQUIVALENTS, beginning of year              48,834,000     28,059,000     39,333,000
                                                         -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                   $82,242,000    $48,834,000    $28,059,000
                                                         ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                                 $21,098,000    $19,200,000    $12,725,000
Income taxes                                              $6,061,000     $4,652,000     $4,246,000

















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

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results.

Cash and cash equivalents - For purposes of reporting cash flows, cash and cash equivalents consist of cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold overnight.
Substantially all cash and cash equivalents held in other financial institutions exceed existing deposit insurance coverage.

Interest-bearing deposits in banks - Interest bearing deposits in banks mature within one year and are carried at cost. The amounts held in other banks do not exceed the FDIC insurance threshold.

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

Stock-based compensation - The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Under APB No. 25, compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock. SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use APB No. 25 to account for stock-based compensation to employees, but proforma disclosures of net income and earnings per share must be made as if SFAS No. 123 had been adopted in its entirety. Stock options issued to non-employees are valued under the provisions of SFAS No. 123.

NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Premises and equipment - Premises and equipment are stated at cost and depreciated or amortized using the straight-line method over the shorter of the estimated useful lives of the assets, which are three to seven years, or the term of the applicable lease. Depreciation expense for the years ended December 31, 2001, 2000 and 1999, was $423,000, $396,000,
and $358,000.

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

Recent accounting pronouncements - The Financial Accounting Standards Board (FASB) has issued the following accounting pronouncements:

SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on the Company's consolidated financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's consolidated financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 replaces SFAS 121 and amends certain other accounting pronouncements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's consolidated financial statements.

In July 2001, Staff Accounting Bulletin (SAB) No. 102, was issued by the Division of Corporation Finance at the Securities and Exchange Commission. This SAB expresses the staff's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles and as required by Financial Reporting Release No. 28. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. The guidance in this staff accounting bulletin is being issued in light of the March 10, 1999 Joint Interagency Letter to Financial Institutions in which the staff agreed to provide, in parallel with guidance provided by the federal banking agencies, guidance on loan loss allowance methodologies and supporting documentation. On July 6, 2001, the federal banking agencies issued their guidance through the Federal Financial Institutions Examination Council (FFIEC) as interagency guidance, "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions." This statement is not expected to have a material effect on the Company's consolidated financial statements.

NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Loans - Loans are carried at amortized cost. The Bank's portfolio consists primarily of commercial and real estate loans generally collateralized by first and second deeds of trust on real estate, as well as business assets and personal property.

Interest income is accrued daily on the outstanding loan balances using the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due 90 days and when full payment of principal or interest is not expected. At the time a loan is placed on nonaccrual status, any interest income previously accrued but not collected is reversed against interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Bank charges loan origination and commitment fees. Loan origination fees are deferred and amortized to interest income over the life of the loan. Loan commitment fees are amortized to interest income over the commitment period. The Bank incurs loan costs when originating some SBA loans. These costs are deferred and expensed over the life of the loan. The deferred costs and fees are reported as net on the balance sheet.

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

The allowance for loan losses is an estimate and actual losses may vary from these estimates. The estimate is reviewed periodically and adjustments, if necessary, are reported in earnings in the periods in which the adjustment becomes known.

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


NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                              Year Ended December 31,
                                     --------------------------------------
                                           2001          2000          1999
                                     ----------    ----------    ----------
Basic:
Net income                           $8,087,000    $6,852,000    $5,578,000
                                     ==========    ==========    ==========
Weighted average common shares
  outstanding                         3,966,454     3,948,242     3,905,111
                                     ==========    ==========    ==========
Earnings per common share                 $2.04         $1.74         $1.43
                                     ==========    ==========    ==========
Assuming dilution:
Weighted average common shares
   outstanding                        3,966,454     3,948,242     3,905,111

Stock options                           355,375       163,391       244,426
                                     ==========    ==========    ==========

                                      4,321,829     4,111,633     4,149,537
                                     ==========    ==========    ==========
Diluted earnings per common share         $1.87         $1.67         $1.34
                                     ==========    ==========    ==========





Comprehensive income - Comprehensive income is composed of net income and changes in equity from non-stockholder sources. These non-stockholder sources are reported net of tax and include unrealized gains and losses on certain investments in debt and equity securities. Accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

Federal Home Loan Bank system - As a member of the Federal Home Loan Bank (FHLB), the Company is required to maintain an investment in the FHLB's capital stock. The investment is carried at cost. Interest rates on the advances from the FHLB currently range from 2.92% to 5.63% and mature through 2008. To collateralize these advances, the Bank has pledged loans to FHLB with outstanding principal balances of $105,420,000, which results in a borrowing capacity of $60,256,000.

Derivatives and hedging - The Bank's investment policy does not allow derivatives, interest swaps, caps, collars, or hedging investments.


NOTE  2 - INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities with a carrying value of $625,000 were pledged to secure deposits and borrowings, as required by law, at both December 31, 2001 and 2000. The securities held at December 31, 2001, mature August 2003.

                                      Unrealized        Market
                                         Cost       Gains (Losses)     Value
                                      ----------         ------     ----------
U.S. Government Agency Securities -
  December 31, 2001                   $1,000,000        ($2,000)      $998,000
                                      ----------         ------     ----------
U.S. Government Agency Securities -
  December 31, 2000                   $1,978,000         $7,000     $1,985,000
                                      ----------         ------     ----------



NOTE  3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank's lending activities are concentrated primarily in Sonoma County, California, with SBA loans also being generated in other counties in Northern California and in Arizona. There were no industry or borrower group concentrations at December 31, 2001 and 2000.

                                             2001           2000
                                     ------------   ------------
Commercial loans                     $137,711,000   $118,134,000
Consumer installment loans              2,052,000      2,412,000
Real estate loans - construction       49,604,000     46,244,000
Real estate loans - mortgage          284,782,000    273,298,000
                                     ------------   ------------
                                      474,149,000    440,088,000
Deferred loan fees and discount        (2,004,000)    (2,961,000)
Allowance for loan losses              (5,616,000)    (4,681,000)
                                     ------------   ------------
                                     $466,529,000   $432,446,000
                                     ============   ============



NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





A summary of activity in the allowance for loan losses is as follows:

                                 2001           2000           1999
                             ----------     ----------     ----------
Balance, beginning of year   $4,681,000     $3,787,000     $3,019,000
Provision for loan losses       960,000        960,000        800,000
Loans charged-off               (25,000)       (66,000)       (32,000)
                             ----------     ----------     ----------
                             $5,616,000     $4,681,000     $3,787,000
                             ==========     ==========     ==========


At December 31, 2001, there were nine loans totaling $2,156,000 in nonaccrual status. At December 31, 2000, there were five loans totaling $2,097,000 in nonaccrual status. Interest foregone on these loans totaled $143,000, $186,000, and $60,000, respectively, for the years ended December 31, 2001, 2000 and 1999. That portion of the allowance for loan losses associated with these nonaccrual loans was $282,000 and $40,000, respectively.

The Bank has the option to sell to outside investors the guaranteed portion of SBA loans while retaining the unguaranteed portion in its loan portfolio. The SBA guarantee is transferred to the buyer and the Bank retains the loan's servicing function. Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of SBA loans serviced for others were $31,649,000 and $30,263,000 guaranteed by the SBA at December 31, 2001 and 2000, of which the Bank's retained interests in those loans ranged from 10% to 54%. The balance of capitalized servicing rights included in other assets at December 31, 2001 and 2000, was $639,000 and $575,000. The fair value of these rights was determined using discount rates of 10 percent and prepayment speeds ranging from 6% to 15% depending upon the stratification of the specific right. The amortized servicing rights for the years ended December 31, 2001, 2000 and 1999, totaled $65,000, $61,000, and $59,000. Losses on these loans are shared between the Bank and the SBA on a pro rata basis. SBA guaranteed loans that could be sold in the future totaled $76,458,000 at December 31, 2001.

The bank serviced non-SBA loans for others totaling $25,683,000 and $24,579,000 in unpaid principal balances at December 31, 2001 and 2000. These loans are not included in the accompanying consolidated balance sheet, and there are no servicing assets recorded associated with these loans.


NOTE  4 - PREMISES AND EQUIPMENT
                                             2001            2000
                                       ----------      ----------
Leasehold improvements                 $1,269,000      $1,211,000
Furniture and equipment                 3,158,000       2,718,000
                                       ----------      ----------
                                        4,427,000       3,929,000
Less accumulated depreciation
 and amortization                       3,390,000       2,992,000
                                       ----------      ----------
                                       $1,037,000        $937,000
                                       ==========      ==========


NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE  5 - DEPOSITS

Certificates of deposit with balances of $100,000 or more totaled
$114,107,000 and $86,066,000 at December 31, 2001 and 2000. Deposits
consist of the following:
                                       2001            2000
                               ------------    ------------
Noninterest-bearing             $59,413,000     $51,017,000
Interest-bearing:
Money market                    137,826,000     126,422,000
Savings                           5,904,000       4,643,000
Demand                           22,290,000      17,396,000
Certificates of deposit         276,704,000     253,959,000
                               ------------    ------------
                               $502,137,000    $453,437,000
                               ============    ============

Certificates of deposit are scheduled to mature as follows:

   Year Ending December 31,
   ------------------------
                          2002  $215,950,000
                          2003    55,683,000
                          2004        93,000
          Thereafter               4,978,000

                                ------------
                                $276,704,000
                                ============





NOTE  6 - INCOME TAXES

The components of the provision for federal and state income taxes are as follows:

                                     2001           2000           1999
                               ----------     ----------     ----------
Provision for income taxes
Federal                        $4,553,000     $3,752,000     $2,928,000
State                           1,491,000      1,307,000      1,026,000
                               ----------     ----------     ----------
                                6,044,000      5,059,000      3,954,000
Change in deferred
 income taxes                    (437,000)      (642,000)      (644,000)
Tax benefit from
 options exercised                 44,000         96,000        444,000
                               ----------     ----------     ----------
                               $5,651,000     $4,513,000     $3,754,000
                               ==========     ==========     ==========






A reconciliation of the statutory tax rates to the effective tax rates is as follows:



                                            2001     2000    1999
                                            ----     ----    ----
Federal income tax at statutory rate        34.0 %   34.0 %   34.0 %
State franchise taxes, net of federal
 income tax benefit                          6.7      7.6      7.3
Other, net                                   0.4     (1.9)    (1.1)
                                            ----     ----     ----
                                            41.1 %   39.7 %   40.2 %
                                            ====     ====     ====


NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The components of net deferred tax assets are as follows:

                                    2001           2000
                              ----------     ----------
Loan loss reserves            $2,311,000     $1,924,000
State taxes                      487,000        454,000
Deferred compensation            432,000        362,000
All others                       220,000        273,000
                              ----------     ----------
                              $3,450,000     $3,013,000
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

The Company granted 242,350 nonqualifying stock options to directors and employees during the year ended December 31, 2001.

Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No. 123, the Company's net income and income per share would have been as follows:





                                                              2001           2000           1999
                                                         ----------     ----------     ----------
Net income for the year                                  $8,087,000     $6,852,000     $5,578,000
Compensation expense, net of tax effect                     347,000        287,000        266,000
                                                         ----------     ----------     ----------
Proforma net income                                      $7,740,000     $6,565,000     $5,312,000
                                                         ==========     ==========     ==========
Proforma earnings per common share                            $1.95          $1.66          $1.36
                                                         ==========     ==========     ==========
Proforma earnings per common share, assuming dilution         $1.79          $1.60          $1.28
                                                         ==========     ==========     ==========




The fair value of each option is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
                               2001           2000           1999
                               ----           ----           ----
Dividends                         5%             5%             5%
Expected volatility           14.80%         15.13%         25.91%
Risk-free interest rate        4.86   5.9% - 6.35%   4.57% - 5.45%
Expected life              10 years       10 years       10 years



NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The following tables summarize the number of options granted and exercisable and the weighted average exercise prices and remaining contractual lives of the options:



                                                   2001                2000               1999
                                                ----------------    ----------------   -----------------
                                                         Weighted-           Weighted-          Weighted-
                                                         Average             Average            Average
                                                         Exercise            Exercise           Exercise
                                                Shares    Price     Shares    Price    Shares    Price
                                                ------   -------    -------  -------   ------   -------
Outstanding at beginning of year                861,225   $13.38    839,020   $13.33   881,578   $12.99
Granted                                         242,350   $19.88    299,406   $14.33         0    $0.00
Options granted attributable to the
stock dividend                                   54,458   $19.13     40,606   $13.02    39,975   $13.39
Forfeited                                        (5,953)  $14.90   (290,878)  $13.32    (1,300)  $14.00
Exercised                                       (18,240)   $3.89    (26,929)   $2.78   (81,233)   $3.12
                                              ---------             -------            -------
Outstanding at end of year                    1,133,840   $14.27    861,225   $13.38   839,020   $13.33
                                              =========             =======            =======
Options exercisable at end of year              526,448             352,200            203,812
                                              =========             =======            =======

                                   Weighted-
                    Weighted-       Average                            Weighted-
     Options         Average       Remaining           Options          Average
 Outstanding at     Exercise      Contractual       Exercisable at     Exercise
      12/31/2001      Price           Life               12/31/2001      Price
      ----------     -------      ----------             ----------     -------
           4,410        $2.84         2.2                     4,410        $2.84
          64,334       $12.09         6.6                    38,600       $12.09
         498,354       $12.69         6.8                   299,013       $12.69
         303,875       $13.57         6.6                   182,325       $13.57
          10,500       $15.77         8.8                     2,100       $15.77
         252,367       $18.93         9.0                         0        $0.00
       ---------                                            -------
       1,133,840       $14.27         7.2                   526,448        12.88
       =========                                            =======






In accordance with the Plan, options were granted during 2001 to prevent the antidilutive effect of the 5% stock dividend during the year. The exercise price was reduced accordingly.


NOTE  8 - DEFERRED COMPENSATION

The Company has deferred compensation agreements with two key officers and four Board members. The agreements require the Company to provide annual benefits ranging from $75,000 to $100,000 for the officers and $13,000 to $55,000 for the Board members for 15 years after retirement or disability. In the event of death, the beneficiaries are to receive the benefits. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for the years ended December 31, 2001, 2000 and 1999, totaled $182,000, $174,000, and $173,000. The Company is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 2001 and 2000, the cash surrender value of these policies, which is included on the balance sheet in other assets, was $2,287,000 and $2,191,000.


NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE  9 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) savings plan covering substantially all employees of the Company and the Bank. Employees who elect to participate are able to defer up to 15% of their annual salary, subject to limitations imposed by federal tax law. The Company makes matching contributions equal to 100% of each participant's elective deferral, up to a maximum of $1,200 per employee. Contributions by the Company for the years ended December 31, 2001, 2000 and 1999, were $91,000, $75,000, and $51,000.


NOTE 10 - RELATED-PARTY TRANSACTIONS

The Company has an operating lease with a major stockholder of the Company for office facilities. The lease expires in August 2004, with an option to extend the lease for an additional five years. Rental payments under this lease were $168,000, $168,000, and $155,000 for the years ended December 31, 2001, 2000 and 1999.

The Company has, and expects to have in the future, banking transactions in the ordinary course of business with directors, officers, and their associates. An analysis of the loans to related parties is as follows:


                                            2001            2000
                                      ----------       ---------
Balance, beginning of year            $7,273,000      $7,016,000
Additions                             16,616,000      10,728,000
Principal reductions                 (15,317,000)     (9,127,000)
Loans sold to other institutions         -            (1,344,000)
                                      ----------      ----------
                                      $8,572,000      $7,273,000
                                      ==========      ==========



NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Bank is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Bank's daily demand deposit balances. Required deposits held with the Federal Reserve at December 31, 2001 and 2000, were $4,098,000 and $2,867,000.

The Company and the Bank have entered into operating leases for branches and office facilities that expire through October 31, 2010. Two of the leases have options to extend the term for two additional five-year terms, and one lease has an option to extend the term for three additional five-year terms. Rental payments under these various leases were $530,000, $482,000, and $416,000 for the years ended December 31, 2001, 2000 and 1999. Total rental expense for the years ended December 31, 2001, 2000 and 1999, was $706,000, $650,000, and $571,500.

Future minimum non-cancelable lease payments are as follows:

   Year Ending December 31,
   ------------------------
                         2002      $783,000
                         2003       737,000
                         2004       540,000
                         2005       255,000
                         2006       236,000
          Thereafter                758,000
                                 ----------
                                 $3,309,000
                                 ==========


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                                                                          To Be Well
                                                                       Capitalized Under
                                                     For Capital       Prompt Corrective
                                     Actual        Adequacy Purposes   Action Provisions
                                     Amount            Amount            Amount
                                      (in               (in                (in
                                    thousands) Ratio  thousands)  Ratio  thousands) Ratio
At December 31, 2001:
Total Capital to Risk-Weighted Assets
Consolidated                         $49,321   12.1%   $32,491    8.0%   $40,614   10.0%
Bank                                 $49,060   12.1%   $32,487    8.0%   $40,609   10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated                         $44,238   10.9%   $16,246    4.0%   $24,368    6.0%
Bank                                 $43,977   10.8%   $16,243    4.0%   $24,365    6.0%
Tier 1 Capital to Average Assets
Consolidated                         $44,238    8.0%   $16,555    3.0%   $27,592    5.0%
Bank                                 $43,977    8.0%   $16,554    3.0%   $27,591    5.0%

At December 31, 2000:

Total Capital to Risk-Weighted Assets
Consolidated                         $40,731   10.7%   $30,473    8.0%   $38,092   10.0%
Bank                                 $40,506   10.6%   $30,446    8.0%   $38,058   10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated                         $36,050    9.5%   $15,237    4.0%   $22,855    6.0%
Bank                                 $35,825    9.4%   $15,223    4.0%   $22,835    6.0%
Tier 1 Capital to Average Assets
Consolidated                         $36,050    7.5%   $14,471    3.0%   $24,118    5.0%
Bank                                 $35,825    7.4%   $14,471    3.0%   $24,118    5.0%


At December 31, 2001, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 average ratios as set forth in the table above.

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




NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLDATED FINANCIAL STATEMENTS




NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value estimates are determined as of a specific date in time utilizing quoted market prices, where available, or various assumptions and estimates. As the assumptions underlying these estimates change, the fair value of the financial instruments will change. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Additionally, the Bank has not disclosed highly subjective values of other non-financial instruments. Accordingly, the aggregate fair value amounts presented do not represent, and should not be construed to represent, the full underlying value of the Company. The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and cash equivalents - The carrying value of cash and cash equivalents approximates fair value due to the relatively short-term nature of these instruments.

Interest-bearing deposits in banks - The fair value of interest-bearing deposits are estimated using discounted cash flow analysis based on current rates for similar types of deposits.

Investment securities - The fair value of investment securities is based on quoted market prices. If quoted market prices are not available, then fair values are based on quoted market prices of comparable instruments.

Loans - In order to determine the fair values for loans, the loan portfolio was segmented based on loan type, credit quality, and repricing characteristics. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on the carrying values. The fair values of other loans are estimated using discounted cash flow analyses. Discount rates used in these analyses are generally based on origination rates for similar loans of comparable credit quality. Maturity estimates of installment loans are based on historical experience with prepayments.

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




                                              12/31/2001                  12/31/2000
                                         -----------------------    ------------------------
                                         Carrying        Fair        Carrying        Fair
                                          Amount         Value        Amount         Value
                                        -----------   -----------   -----------   -----------
Financial assets:
Cash and cash equivalents               $82,242,000   $82,242,000   $48,834,000   $48,834,000
Interest-bearing deposits in banks          298,000       299,000       693,000       695,000
Investment securities                     1,760,000     1,760,000     2,707,000     2,707,000
Loans, net                              466,529,000   473,833,000   432,466,000   439,451,000
                                       ------------  ------------  ------------  ------------
                                       $550,829,000  $558,134,000  $484,700,000  $491,687,000
                                       ============  ============  ============  ============
Financial liabilities - deposits       $502,137,000  $505,814,000  $453,437,000  $452,891,000
                                       ============  ============  ============  ============
Off-balance sheet financial  instruments:
Commitments to extend credit                     $0   $50,923,000            $0   $34,301,000


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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis and generally requires collateral or other security to support commitments to extend credit.

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

At December 31, 2001 and 2000, loan commitments totaled $47,451,000 and $34,297,000, and standby letters of credit totaled $3,472,000 and $3,727,000.


NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The condensed financial statements of Northern Empire Bancshares (parent company only) as of December 31, 2001 and 2000, and for each of the three years then ended December 31, 2001, are as follows:

                                                2001            2000
                                           -----------     -----------
ASSETS
Cash and cash equivalents                     $251,000        $213,000
Investment in Sonoma National Bank          44,036,000      35,878,000
Other assets                                    52,000          52,000
                                           -----------     -----------
Total assets                               $44,339,000     $36,143,000
                                           ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                              $42,000         $40,000
                                           -----------     -----------
Preferred stock, no par value;
10,000,000 shares authorized;
none issued or outstanding                           0               0
Common stock, no par value;
20,000,000 shares authorized;
3,973,263 and 3,766,382 shares
issued and outstanding in
2001 and 2000                               21,946,000      18,267,000
Additional paid-in-capital                     786,000         742,000
Accumulated other comprehensive
 income (loss)                                  (1,000)          4,000
Retained earnings                           21,566,000      17,090,000
                                           -----------     -----------
Total stockholders' equity                  44,297,000      36,103,000
                                           -----------     -----------

Total liabilities and stockholders' equity $44,339,000     $36,143,000
                                           ===========     ===========


NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                2001           2000           1999
                                          ----------     ----------     ----------
STATEMENTS OF INCOME

Interest and other income                     $9,000        $13,000        $25,000
Administrative expenses                      (38,000)       (37,000)       (23,000)
Income tax expense                            (1,000)        (1,000)        (1,000)
Equity in undistributed earnings
 of Sonoma National Bank                   8,117,000      6,877,000      5,577,000
                                          ----------     ----------     ----------
Net income                                $8,087,000     $6,852,000     $5,578,000
                                          ==========     ==========     ==========


STATEMENTS OF CASH FLOWS                       2001           2000            1999
Cash flows from operating activities:
   Net income                             $8,087,000     $6,852,000     $5,578,000
   Adjustments to reconcile net
     income to net cash from
     operating activities:
       Changes in other assets                     0          1,000              0
       Equity in undistributed earnings   (8,117,000)    (6,877,000)    (5,577,000)
                                          ----------     ----------     ----------
Net cash from operating activities           (30,000)       (24,000)         1,000
                                          ----------     ----------     ----------
Cash flows from investing activities:
   Capital contribution to
     Sonoma National Bank                          0              0       (400,000)
   Net change in loans receivable                  0        149,000       (149,000)
                                          ----------     ----------     ----------
Net cash from investing activities                 0        149,000       (549,000)
                                          ----------     ----------     ----------

Cash flows from financing activities:
   Payout of fractional shares                (3,000)        (2,000)        (3,000)
   Proceeds from exercise of stock options    71,000         74,000        254,000
                                          ----------     ----------     ----------
Net cash from financing activities            68,000         72,000        251,000
                                          ----------     ----------     ----------
Net change in cash and cash equivalents       38,000        197,000       (297,000)

Cash and cash equivalents,
  beginning of year                          213,000         16,000        313,000
                                          ----------     ----------     ----------
Cash and cash equivalents,
  end of year                               $251,000       $213,000        $16,000
                                          ==========     ==========     ==========





































ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


     Part III


ITEM 10.       Directors and Executive Officers of the Registrant

The following are the directors and executive officers of the Corporation and the Bank:


Name and Positions with the                  Principal Occupation
Corporation and the Bank          Age        During the Past 5 Years
---------------------------      -----    -----------------------------
Deborah A. Meekins,               49      President and Chief Executive
President & Chief Executive               Officer of the Bank
Officer and Director                      since February 1991.
of the Bank


Clement C. Carinalli              56      Retired CPA, local
Director of the Corporation               businessman, rancher and real
and the Bank                              estate investor.


Patrick R. Gallaher,              56      Certified Public Accountant
Chief Accounting Officer of               and local businessman; major
the Corporation and Director              shareholder in Oakmont
of the Corporation and the Bank           Developers, major a Santa Rosa
                                          development company.


William P. Gallaher,              51      Real Estate developer
Director of the Corporation               and investor; President
and the Bank                              of Oakmont Developers;
                                          President of Gallaher
                                          Construction Company.


William E. Geary,                 73      Senior Partner in Geary,
Director of the Corporation               Shea & O'Donnell,
and the Bank                              a Santa Rosa law firm.





Dennis R. Hunter,                 59      Real estate investor and
Chairman of the Board of the              developer in Santa Rosa;
Corporation and Vice Chairman             Investment Development Fund,
of the Board of the Bank                  principal in a venture capital
                                          fund, a director of Pinnacle
                                          Oil International, Inc.

James B. Keegan, Jr.              53      Partner in Keegan & Coppin
President & Director of the               Company, a Santa Rosa real
Corporation and Chairman of the           estate brokerage and
Board of the Bank                         development firm, since 1976.


Robert V. "Buzz" Pauley,          57      A commercial properties
Secretary/Treasurer of the                manager; trader of futures and
Corporation and Director                  options contracts in Chicago
of the Bank                               and other international
                                          market exchanges.


David F. Titus,                   49      Executive Vice President &
Executive Vice President &                Senior Loan Officer of the
Senior Loan Officer and                   Bank since January, 1995.
Director of the Bank                      Senior Vice President &
                                           Senior Loan Officer of
                                          the Bank from August 1991
                                          to January, 1995.


JoAnn Barton,                     48      Senior Vice President and
Senior Vice President &                   Senior Operations
Senior Operations Officer                 Administrator of the Bank
of the Bank                               since March 1992; from
                                          November 1985 Vice President
                                          and Senior Operations
                                          Administrator of the Bank.


Jane M. Baker                     55      Senior Vice President and
Senior Vice President &                   Chief Financial Officer of
Chief Financial Officer                   the Bank since August 1995;
of the Bank                               Vice President and Chief
                                          Financial Officer of the Bank
                                          since August 1992.


Each of the directors of the Corporation has served as a director since the initial organization of the Corporation in 1982, except for Patrick
R. Gallaher who was elected on May 19, 1992, William P. Gallaher who was elected on June 21, 1994 and Clement C. Carinalli who served from 1982 until 1992 and from 1996 to date. William P. Gallaher and Patrick R. Gallaher are brothers.

William E. Geary, Dennis R. Hunter, James B. Keegan, Jr. and Robert V. Pauley have served as directors of the Bank since the initial organization of the Bank in 1984. Clement C. Carinalli served from 1984 to 1992 and from 1996 to date. William P. Gallaher was appointed as Bank director in November 1988; Deborah A. Meekings was appointed in August 1990; Patrick R. Gallaher was appointed in December 1991 and David F. Titus was appointed in June 2001. As the sole shareholder of the Bank, the Corporation elects the directors of the Bank.

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

<CAPITON>

                                      Summary Compensation Table
(dollars in thousands)
                                                      Long Term
                                                     Compensation
 Name and                      Annual Compensation       Options           All Other
Principal Position      Year   Salary    Bonus       (No. of Shares)           (1)
-------------------     ----   ------    -----        --------------       ---------
Deborah A. Meekins,     1999    $157      $138                              $53
President and Chief     2000     173       152                               51
Executive Officer       2001     181       152          21,000               67
and Director of
the Bank


David F. Titus,         1999    111         97                               41
Executive Vice          2000    118        106                               39
President and Senior    2001    123        106          15,000               55
Loan Officer and
Director of the Bank


JoAnn Barton,           1999    94          18                                2
Senior Vice President   2000    99          20                                4
and Senior Operations   2001   103          20           5,000                5
Officer of the Bank


Jane Baker,             1999    94         18                                 2
Senior Vice President   2000    99         20                                 4
and Chief Financial     2001   103         20             5,000               5
Officer of the Bank


(1) Includes contribution by the Bank for the benefit of the named officer pursuant to the Bank's 401(k) plan and expenses incurred with respect to the Salary Continuation Agreement for the named officer, as described below.

Salary Continuation Agreements

The Bank has deferred compensation agreements with Deborah A. Meekins, President & Chief Executive Officer, and David F. Titus, Executive Vice President & Senior Loan Officer. Under these agreements, the Bank is obligated to provide for them or their beneficiaries, during a period of 15 years after the employee's death, disability, or retirement, annual benefits ranging from $75,000 to $100,000. Benefits are also provided to the officer if he/she resigns following a change in control or if he/she voluntarily resigns after June 1, 1995. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until their expected retirement dates. The accrued expense is included in Other Liabilities in the financial statements. The Bank is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 2001, the total cash surrender value of these policies was $1,061,000, which is included in other assets.

Stock Option Plan

Neither the Corporation nor the Bank award restricted stock or have long term incentive plans, other than the Corporation's 1984 and 1997 Stock Option Plans. No stock options have been granted under the 1984 Plan since its expiration in February 1994. Options for a total of 4,410 shares (to officers of the Bank) granted under the 1984 Plan remain outstanding even though the 1984 Plan has terminated. Options for a total of 1,129,430 shares (869,840 to all directors of the Corporation and 259,590 shares to forty-eight officers and employees of the Bank) are outstanding under the 1997 Plan as of December 31, 2001. As of February 15, 2002 options for a total of 1,131,916 shares (869,840 to all directors of the Corporation and 262,076 share to forty-seven officers and employees of the Bank) were outstanding.

The following sets forth information regarding all stock options granted to executive officers during 2001.

<CAPITON>
Option Grants Table

                                                                       Potential realizable value
                                                                       at assumed annual rates of
                                                                       stock price appreciation
                      Individual Grants                                for option term
                    ------------------------------------------------   ---------------------------
                                  Percent
                    Number of     of total       Exercise
                    securities    options        of
                    underlying    granted to     base                      5%         10%
                    options       employees in   price     Expiration      ($)        ($)
Name                granted (1)   fiscal year    ($/Sh)     date            $          $
------------------  ----------    -----------    --------  ----------     ---------  --------
Deborah A. Meekins  22,050           24.6%       $18.9333  1/22/2011       $262,615  $665,469
David Titus         15,750           17.6%       $18.9333  1/22/2011       $187,582  $475,335


(1)  Adjusted for stock dividends issued since date of the option grant.

The following sets forth information regarding all options held by the named officers as of December 31, 2001 and options exercised during 2001:



     Aggregated Year-End Option Exercises and Values


                                                     December 31, 2001
                                        -----------------------------------------------
                    Shares                Number of Securities
                  acquired               Underlying Unexercised         Value of
                        on     Value          Options (No.            Unexercised
                  exercise  realized          of Shares)(1)             Options (2)
Name                  (#)      ($)     Exerciable/Unexercisable  Exerciable/Unexercisable
----------------- -------  --------    ------------------------  ------------------------
Deborah A. Meekins  7,623  $145,018       58,343 / 60,946           $572,489 / $460,305

David F. Titus      1,000   $19,266       12,366 / 22,695           $146,721 / $128,449

JoAnn Barton          559   $10,634        4,522 / 6,515             $43,195 / $52,336

Jane Baker              0         0        6,984 / 6,515             $91,613 / $52,336

(1)  Adjusted for stock dividends issued since date of the option grant.
(2) Calculated based on the difference between the fair market value of the stock and the exercise price of the options, as of December 31, 2001.

Compensation of Outside Directors

During 2001outside directors of the Bank (including directors who serve as executive officers of the Corporation) receive director fees as follows: $1,500 for each monthly board meeting attended, $500 per executive and $250 per all other committee meetings attended. The Chairman of the Board of the Bank receives a fee of $2,000 per month in addition to the committee fees described above. The Corporation does not pay directors' fees at this time, and does not plan to in the near future.

Outside directors were eligible to receive options under the Corporation's 1984 Stock Option Plan and are also eligible to receive options under the 1997 Stock Option Plan. See "Item 12, Security Ownership of Certain Beneficial Owners and Management." During 2000, stock options for 17,885 shares were exercised by directors, realizing a value of approximately $213,000. During 2001, options for 157,000 were granted to outside directors. During 2000, options to several outside directors were canceled and reissued. At the time the options were canceled, their exercise price was less than the fair market value of the shares, the directors were 40% vested, and the remaining life of the options was eight years. The directors were granted options for the same number of shares at an exercise price that exceeds the exercise price of the canceled options and equal to the fair market value at the time of the grant. The new options contain an accelerated vesting period, to match the vesting of the canceled options, and have a ten year life. Outside directors held on December 31, 2001 options for 869,840 shares, which options had an estimated value of $7,237,000 based on the difference between the fair market value of the stock as of that date and the exercise price of the options.

The Corporation has deferred compensation agreements with directors Patrick R. Gallaher, William P. Gallaher, William Geary, and James B. Keegan, Jr. Under each of these agreements, the Corporation is obligated to provide for the director or his beneficiaries, during a period of between 10 to 15 years after the director's death, disability or retirement, annual benefits ranging from $13,000 to $55,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates. The Corporation is beneficiary of life insurance policies that have been purchased as a method of financing the benefits. At December 31, 2001, the total cash surrender value of these policies was $1,226,000, which is included in other assets.


ITEM 12.       Security Ownership of Certain Beneficial Owners and
               Management

Other than as set forth below, the Corporation knows of no person who is the beneficial owner of more than 5.0% of the Corporation's outstanding shares as of February 15, 2002.

The following sets forth the numbers of shares of common stock beneficially owned by each director of the Corporation and the Bank and by the directors and officers (including vice presidents and above) of the Corporation and the Bank as a group, as of February 15, 2002. The numbers of shares beneficially owned include the numbers of shares which each person has the right to acquire upon exercise of stock options granted pursuant to the Corporation's Stock Option Plans. The percentages of shares owned beneficially are calculated, pursuant to SEC Rule 13d-3(d) (1), based on the number of shares presently outstanding plus the number of shares which the person or group has the right to acquire.


                           Number of Shares
Name                      Beneficially Owned          Pct

Clement C. Carinalli          148,933   (1)           3.8%
Patrick R. Gallaher           159,196   (2)           4.0
William P. Gallaher           130,656   (3)           3.3
William E. Geary              222,459   (4)           5.6
Dennis R. Hunter              352,196   (5)           8.9
James B. Keegan, Jr.          160,161   (6)           4.0
Deborah A. Meekins            113,333   (7)           2.8
Robert V. Pauley              233,546   (8)           5.9
David Titus                    21,245   (9)           0.5
All other officers
as a group (20 people)         80,220  (10)           2.0
                            ---------               -----
Directors and Officers as
 a group (29 persons)       1,621,945                40.8%
                            =========               =====

(1) Including 62,754 shares issuable to Mr. Carinalli upon the exercise of stock options exercisable within 60 days.
(2) Including 62,754 shares issuable to Mr. Gallaher upon the exercise of stock options exercisable within 60 days, 96,211 shares held in Mr. & Mrs. Gallaher's trust and 231 shares owned by a child living at home.
(3) Including 62,754 shares issuable to Mr. W. Gallaher upon the exercise of stock options exercisable within 60 days and 21,422 held in Mr. & mrs. Gallaher's trust.
(4) Including 62,754 shares issuable to Mr. Geary upon the exercise of stock options exercisable within 60 days, 37,091 shares held in Mr. Geary's profit sharing plan, 43,558 shares held by Mrs. Geary and 9,598 shares held in a trust account for which Mr. Geary serves as trustee but does not have a beneficial interest.
(5) Including 71,097 shares issuable to Mr. Hunter upon the exercise of stock options exercisable within 60 days and 265,958 shares held in trust accounts for which Mr. Hunter serves as trustee but does not have a beneficial interest.
(6) Including 71,097 shares issuable to Mr. Keegan upon the exercise of stock options exercisable within 60 days, 59,228 shares held by Keegan & Coppin Company, Inc., 8,727 shares held by the Keegan & Coppin Profit Sharing Plan and 12,073 held in trust accounts for which Mr. Keegan is trustee or held in accounts for the benefit of his minor children.
(7) Including 62,753 shares issuable to Ms. Meekins upon the exercise of stock options exercisable within 60 days.
(8) Including 62,754 shares issuable to Mr. Pauley upon the exercise of stock options exercisable within 60 days and 15,311 shares held by Mrs.Pauley.
(9) Including 15,516 shares issuable to Mr. Titus upon the exercise of stock options exercisable within 60 days.
(10) Including 33,751 shares issuable to such officers upon the exercise of stock options exercisable within 60 days.

The business addresses of each of the above individuals is c/o Northern Empire Bancshares, 801 Fourth Street, Santa Rosa, CA 95404

ITEM 13.       Certain Relationships and Related Transactions

The Bank leases facilities for the loan department and some administrative offices from Mr. James Ratto, a major shareholder of the Corporation. Total rental expense on this lease for the year ended December 31, 2001 and 2000 was $168,000 and $168,000, respectively.

The Bank has had in the ordinary course of business, and expects to have in the future, banking transactions with its directors, officers and their associates, including transactions with corporations of which such persons are directors, officers or controlling shareholders. The transactions involving loans have been and will be entered into with such persons in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. At December 31, 2001, loans by the Bank to directors, officers and their associates totaled approximately $8,572,000, constituting 1.8% of total loans, 19.5% of the Bank's shareholders' equity and 19.4% of the consolidated shareholders' equity of the Corporation.

Loans to insiders, such as officers, directors, and certain other persons are subject to the limitations and requirements of the Financial Institutions Regulatory and Interest Rate Control Act of 1978 and regulations thereunder.


          Part IV

ITEM 14.       Exhibits, Financial Statement Schedules, and Reports on
Form 10-K

     (1)  1.   All Financial Statements.
               See item 8.
     (1)  2    Financial Statement Schedules.
               None required
     (2)  3.   Exhibits

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

           (e)* Indemnification Agreements between James B.Keegan, Jr. and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(h) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992, file number 2-91196, and incorporated herein by this reference).

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

           (z)  Lease for Petaluma Branch in G & G Market at
                701-B Sonoma Mountain Parkway, Petaluma, California, dated November 1, 2000.


           (aa) Lease for Operations Center at 1650 Northpoint
                Parkway, Santa Rosa, California, dated February 1, 2001.

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

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers.

Four copies of the Registrant's 2001 Annual Report to Security Holders will be furnished to the Commission for its information when it is sent to the security holders.

The Registrant's Proxy Materials for the 2002 Shareholders' Meeting have not yet been sent to the Security Holders. Copies of the Proxy materials will be furnished to the Commission for its information when they are sent to the security holders.


     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              Northern Empire Bancshares

                              By /s/ Dennis R. Hunter
                              -----------------------------------
                              Dennis R. Hunter,
                              Chairman of the Board of Directors

                              Date March 19, 2002

                              By  /s/ Patrick R. Gallaher
                              ----------------------------------
                              Patrick R. Gallaher
                              Chief Accounting Officer/Director

                              Date March 19, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Dennis R Hunter                        Date March 19, 2002
----------------------------------
Dennis R. Hunter
Chairman of the Board of Directors



/s/ James B. Keegan, Jr.                   Date March 19, 2002
-----------------------------------
James B. Keegan, Jr.
President/Director


/s/ Patrick R. Gallaher                     Date March 19, 2002
-----------------------------------
Patrick R. Gallaher,
Chief Accounting Officer/Director






/s/ Robert V. Pauley                        Date March 19, 2002
-----------------------------------
Robert V. Pauley,
Secretary and Treasurer/Director



/s/ Clement C. Carinalli                    Date March 19, 2002
-----------------------------------
Clement C. Carinalli,
Director




/s/ William P. Gallaher                     Date March 19, 2002
-------------------------------------
William P. Gallaher,
Director


/s/ William E. Geary                        Date March 19, 2002
------------------------------------
William E. Geary,
Director