Form 10-Q
period 2002-03-31
NORTHERN EMPIRE BANCSHARES
filed 2002-05-10
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2002

                                OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 2-91196


                        NORTHERN EMPIRE BANCSHARES
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         California                                  94-2830529
--------------------------------         -------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification
of incorporation or organization)               No.)



        801 Fourth Street, Santa Rosa, California      95404
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:  Common Stock, no par value. Outstanding shares as of
April 15, 2002:    3,973,263

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS   (Unaudited)
(dollars in thousands)

ASSETS

                               March 31, 2002         December 31, 2001

Cash and equivalents:
  Cash and due from banks            $ 17,065                  $ 16,726
  Federal funds sold                   58,122                    65,516
                                     --------                  --------
   Total cash and equivalents          75,187                    82,242
Interest-bearing deposits in banks        298                       298
Investment securities
 available-for-sale                       642                       998
Federal Home Loan Bank
 (FHLB)stock, at cost                   1,090                       599
Federal Reserve Bank stock, at cost       163                       163
Loans receivable, net                 485,033                   466,529
Leasehold improvements and
 equipment, net                           969                     1,037
Accrued interest receivable
 and other assets                       9,075                     9,138
                                     --------                  --------
   Total assets                      $572,457                  $561,004
                                     ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits                           $500,604                  $502,137
  Accrued interest payable
   and other liabilities                3,483                     2,768
  FHLB Advances                        21,796                    11,802
                                     --------                  --------
    Total liabilities                 525,883                   516,707
                                     --------                  --------

Shareholders' equity:
  Common stock, no par value;
  authorized, 20,000,000 shares;
  shares issued and outstanding,
  4,171,926 at March 31, 2002 and
  4,171,926 at December 31, 2001
  (retroactively stated for 5%
  stock dividend)                      21,946                    21,946
  Additional paid-in-capital              786                       786



  Accumulated other
   comprehensive (loss)                     -                        (1)
  Retained earnings                    23,842                    21,566
                                     --------                  --------
   Total shareholders' equity          46,574                    44,297
                                     --------                  --------
Total liabilities and
  shareholders' equity               $572,457                  $561,004
                                     ========                  ========



     See Notes to Consolidated Financial Statements

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                          Three months ended March 31,

(dollars in thousands, except per share data)

                                                   2002          2001
                                                -------       -------
Interest income:
  Loans                                          $9,440       $10,805
  Federal funds sold and
   investment securities                            243           527
                                                -------       -------
     Total interest income                        9,683        11,332
                                                -------       -------
Interest expense                                  3,671         5,511
                                                -------       -------
     Net interest income before
      provision for loan losses                   6,012         5,821
                                                -------       -------
Provision for loan losses                           150           240
                                                -------       -------
     Net interest income after
      provision for loan losses                   5,862         5,581
Other income:
  Service charges                                   180           148
  Gain on sale of loans                             217           182
  Other                                             121           121
                                                -------       -------
     Total other income                             518           451
                                                -------       -------
Other expenses:
  Salaries and employee benefits                  1,474         1,518
  Occupancy                                         257           222
  Equipment                                         145           143
  Business development & advertising                122           110
  Outside customer services                         114           120
  Shareholder & director expenses                    79            76
  Deposit and other insurance                        80            72
  Professional fees                                  54            69
  Other                                             235           246
                                                -------       -------
     Total other expenses                         2,560         2,576
                                                -------       -------

Income before income taxes                        3,820         3,456
Provision for income taxes                        1,544         1,377
                                                -------       -------
  Net income                                    $ 2,276       $ 2,079
                                                =======       =======



Earnings per common share                         $0.55        $ 0.50
                                                =======       =======
Earnings per common share assuming dilution       $0.49         $0.46
                                                =======       =======

     See Notes to Consolidated Financial Statements

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                          Three months ended March 31,

(dollars in thousands)

                                                     2002        2001
Cash flows from operating activities:
  Net income                                       $ 2,276    $ 2,079
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses                         150        240
     Depreciation, amortization and accretion          107        104
     FHLB Stock dividends                               (8)        (9)
     Net increase (decrease) in deferred loan
      fees and discounts                              (166)      (205)
     Change in deferred income taxes                   325        106
     Decrease/(Increase) in interest receivable
      and other assets                                (261)      (358)
     Increase in accrued interest payable and
      other liabilities                                715        463
                                                   -------    -------
  Net cash provided by operating activities          3,138      2,420
                                                   -------    -------

Cash flows from investing activities:
   Maturity  available for sale securities
    and FHLB stock                                   1,623        (18)
   Purchases of available for sale securities
    and FHLB stock                                  (1,750)
   Net increase in loans receivable                (18,488)   (17,153)
   Purchase of leasehold improvements
    and equipment, net                                 (39)      (183)
                                                   -------    -------

  Net cash used by investing activities            (18,654)   (17,354)
                                                   -------    -------

Cash flows from financing activities:
   Net increase in deposits                         (1,533)    24,843
   Net decrease in FHLB advances                     9,994         (7)
   Proceeds from exercise of stock options               0         48
                                                   -------    -------

  Net cash from financing activities                 8,461     24,884

                                                   -------    -------

Net change in cash and cash equivalents             (7,055)     9,950
Cash and cash equivalents, at beginning of year     82,242     49,527
                                                   -------    -------

Cash and cash equivalents, at end of period       $ 75,187   $ 59,477
                                                   -------    -------

Supplemental cash-flow information:

     Interest paid                                $  3,716   $  5,616
                                                   =======   ========

     Income taxes paid                            $     45   $    437
                                                  ========   ========

     See Notes to Consolidated Financial Statements

    Northern Empire Bancshares and Subsidiary
     Notes to Consolidated Financial Statements

     March 31, 2002

Note 1 - Basis of Presentation

The unaudited financial information contained in this report reflects all adjustments which, in the opinion of Management, are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at March 31, 2002 and the results of operations for the three months then ended. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results through December 31, 2002.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2001 Annual Report on Form 10-K.

Note 2 - Net Income per Common and Common Equivalent Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Corporation's common stock throughout the period adjusted for the impact of the 5% stock dividend declared on March 26, 2002. The Corporation's pertinent EPS data is as follows:


                                 For the three months ended   For the three months ended
                                        March 31, 2002                March 31, 2001
                               ------------------------------  ----------------------------
                                                       Per                             Per
                                 Income/      Shares/  Share     Income/      Shares/  Share
                               Numerator  Denominator  Amount  Numerator  Denominator  Amount
                               ---------  -----------  ------  ---------  -----------  -------
Net Income                     $2,276,000                      $2.079,000
EPS - Income available
 to common stockholders        $2,276,000  4,171,926    $0.55  $2,079,000   4,156,046    $0.50
Effect of Dilutive Securities
  -Stock Options                             475,900                          339,721
EPS assuming dilution - Income
 available to common
 stockholders plus assumed
 conversion                    $2,276,000  4,647,826    $0.49  $2,079,000   4,495,767    $0.46


Note 3 - Comprehensive Income

The Corporation's total comprehensive earnings presentation is as follows:

                                   For the three months ended March 31,

(In thousands)
                                               2002        2001
                                             ------      ------
Net Income                                   $2,276      $2,079
                                             ------      ------
Other Comprehensive income (loss):
Change in unrealized holding gain
 (losses) arising during the period               -          12
Reclassification adjustment for
 gains included in net income                     2           -

                                                  2          12
Income tax benefit (expense)                     (1)         (5)
                                             ------      ------
                                                  1           7
                                             ------      ------
Comprehensive income                         $2,277      $2,086
                                             ======      ======



Note 4 - Common Stock Dividend

On March 26, 2002 the Board of Directors declared a 5% stock dividend payable on May 17, 2002 to shareholders of record on April 30, 2002. Retained earnings and common stock have not been adjusted for the impact of the stock dividend; however, the earnings per share amounts have been adjusted for the impact of the stock dividend.

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

Summary of Financial Results

Total consolidated assets of $572,457,000 at March 31, 2002 grew $11.5 million compared to $561,004,000 at December 31, 2001. Net loans increased $18.5 million. Cash and equivalents decreased $7.1 million during the first quarter.

The net income after tax for the first three months of 2002 equaled $2,276,000 compared to $2,079,000 for the comparable period of 2001, an increase of 9.5%. Increased profit resulted from growth in net interest income due primarily to loan growth.

Net Interest Income

Net interest income (before the provision for loan losses) of $6,012,000 for the first quarter of 2002 increased 3.3% from $5,821,000 for the comparable period last year. This increase in net interest income resulted primarily from volume increases of $48.8 million in average earning assets for the current quarter compared to the first quarter of 2001. The Bank experienced a $29.0 million increase in average loans outstanding, which have the highest yields. Investments, certificates of deposits and Fed Funds investments increased $18.4 million. Average interest bearing deposits for the first quarter increased $27.8 million over the same period last year and average borrowings with the Federal Home Loan Bank increased $10.4 million.

The net interest margin equaled 4.55% during the first quarter of 2002 compared to an average margin for the first quarter of 2001 of 4.85% and 4.61% for the year ended December 31, 2001. The yield on average loans equaled 8.01% in the first quarter compared to 9.77% for the same period last year, while the Bank's cost of funds decreased to 3.34% for the first quarter of 2002 from 5.48% for the first quarter of 2001.

Several factors impact the Bank's interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loan and earning assets, non-accrual loan balances and mix of deposits and other funding sources.

     Changes in Market Interest Rates

Changes in economic condition and actions of Federal Reserve Board to reduce the Fed Funds and Discount rates have a direct impact on the Bank's net interest margin since prime rate generally moves with Federal Reserve Board changes. During 2001, The Federal Reserve Board lowered the Discount and Fed Funds rates 11 times to 40 year lows with prime rate also declining 11 times following the Federal Reserve Board's actions. Prime rate declined to 4.75% on December 12, 2001and has remained at 4.75% through the first quarter of 2002. Prime was 9.50% at January 1, 2001 and declined to 8.00% at the end of the first quarter of 2001. The rapid decline in prime rate had a negative impact on the Bank's net interest margin and continues to have a negative impact as loan products continue to reprice at lower rates depending upon their repricing schedule and index. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The full impact of rate changes on the Bank's earnings are not realized for several months, since not all loans or deposits reprice immediately. The Bank has $121.3 million in SBA 7(a) loans which reprice based upon the prime rate on the first day of the calendar quarter. The Bank has $192.7 million adjustable rate loans, mainly commercial real estate loans, that are tied to the Eleventh District Cost of Funds Index (COFI) which adjust at a slower pace. The COFI index was 2.744% for February 2002(latest available) and 3.07% for December 2001 compared to 5.62% for December 2000. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise and benefits interest margin as rates decline. The rate of loan prepayments has increased as borrowers refinance to indexes which bear lower rates than loans tied to COFI or fixed rates.

Of the Bank's loan portfolio totaling $492.6 million at March 31, 2002, $305.8 million or 62% of total loans are adjustable rate loans which have not reached a floor or ceiling rate. Approximately $152.8 million are prime-based loans, of which $31.0 million reprice immediately and $121.8 million reprice on a quarterly basis.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. The current low rates offered on deposits makes them less attractive to depositors.

While interest rates offered on deposits have stabilized during the first quarter of 2002, they remain at low levels. The Bank had $128.8 million in Sonoma Investor Reserve accounts (money market rate deposit accounts). The cost of these deposits equaled 1.83% during the first quarter of 2002 compared to 4.13% for the first quarter last year.

The Bank has $266.8 million in time certificates of deposits. These accounts reprice at a slower pace similar to the Prime Rate loans discussed above. The cost of time deposits equaled 4.36%for the first quarter of 2002 compared to 6.47% in the first quarter of the preceding year. The benefit of lower rates of time deposits will continue to occur as certificates of deposits mature and are renewed at the lower rates offered on their maturity dates. The Bank has offered competitive market rates for deposits when compared to financial institutions in our area.

     Level of Loans Relative to Deposits

The Bank's ratio of loans-to-deposits decreased to an average of 97.2% in first quarter of 2002 compared to 98.1% for the same period last year. A decrease in the loan to deposit ratio generally results in a decrease in net interest margin.

     Mix of Loan and Earning Assets

The mix of loans influences the overall yield on loans. The largest loan growth occurred in commercial real estate loans growing to $307.0 million at this quarter end from $284.8 million at December 31, 2001. This category has a lower yield than other types of loans. The Bank has developed new loan products tied to US Treasury and LIBOR index with other favorable terms to attract new loan volume. Loan volume has increased as a result of these new products. Total COFI loans declined during this quarter as borrowers move to other indexes which have lower rates.

Construction loans decreased to $41.7 million at the end of this quarter from $49.6 million at year end. Construction loans generally have higher yields that other real estate loans. General economic conditions greatly influence the demand for construction loans and the Bank has experienced less demand since the third quarter of 2001.

SBA loans, which generally are secured by real estate, are classified are commercial loans. Commercial loans totaled $142.8 million at March 31, 2002 compared to $137.7 million at December 31, 2001. SBA loans continue to be a popular loan product.

Economic conditions and competition have impacted the mix of loans. COFI loans are less attractive to borrowers in a declining rate environment compared to loan products tied to prime rate, U.S. Treasury rates or LIBOR which have lower interest rates. Construction loans generally decline when economic conditions worsen and the Bank has experienced less demand for construction loans. The Bank continues to experience strong competition for loans, which has resulted in lower loan pricing in the market place, which impacts the Bank's offering rates on new loans and negatively impacts the Bank's net interest margin.

     Non-Accrual Loan Balances

Loans which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of March 31, 2002 the Bank had $1,442,000 in non-accrual loans compared to $2,170,000 million at December 31, 2001. When a non-accrual loan pays off or is reinstated to accrual status the interest income is reinstated to income which has a positive effect on loan yields. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

     Mix of Deposits and Other Funding Sources

The mix of funding sources determines the cost of funds for the Bank. Certificates of deposit reprice at the time the certificate matures which delays the benefit to the Bank's cost of funds in a downward interest market. Sonoma Investor Reserve accounts can be repriced weekly; and therefore, the benefit of falling interest rates is more immediate. Competition also is a factor in the repricing of certain deposit products. While prime rate drops immediately on loans it often takes longer to receive the same benefit when repricing market rate deposits due to competitive rates in our market area. The Bank also has a borrowing line with the Federal Home Loan Bank (FHLB) which has been used as a source of liquidity. The borrowing rates are below rates offered on certificates of deposits and the Bank will be increasing the use of this line as a way to reduce our cost of funds. During the first quarter of 2002, the Bank borrowed $10 million from FHLB. The cost of borrowing was more than 100 basis points below the current offering rate on deposits of similar term.

Interest expense decreased to $3,671,000 in the first quarter of 2002 from $5,511,000 in the first quarter of 2001. The major factor was the decrease of $38.2 million in average interest bearing deposits when comparing the first quarter of 2002 to 2001. The average cost of interest bearing liabilities decreased to 3.34% from 5.48% when comparing the first quarter of this year to the first quarter of last year. The following is an analysis of the net interest margin:



                       Three months ended      Three months ended
                         March 31, 2002            March 31, 2001
(dollars in thousands)
                    Average           Yield/  Average           Yield/
                    Balance  Interest  Cost   Balance  Interest  Cost
                    -------  -------   ----   -------   -------  ---
Earning assets (1) $535,556    $9,683  7.33% $486,708   $11,332  9.44%
Interest bearing
 liabilities        446,320     3,671  3.34%  408,138     5,511  5.48%
                               ------                    ------
Net interest income            $6,012                    $5,821
                               ======                    ======
Net Interest income
 to earning assets                     4.55%                     4.85%
                                       =====                     =====

(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three months ended March 31, 2002 and 2001. Changes not solely attributable to rate or volume have been allocated to rate.



                            For the three months ended March 31, 2002
                                        over March 31, 2001

(dollars in thousands)                  Volume    Yield/Rate      Total
                                        -------    ---------      -----
Increase (decrease) in interest income:
   Portfolio loans                        $2,892     ($4,257)   ($1,365)
   Certificates of Deposit                    91         (95)        (4)
   Investment securities                     (62)         41        (21)
   Federal funds sold                      1,088      (1,347)      (259)
                                          ------      ------     ------
Total increase (decrease)                  4,009      (5,658)    (1,649)
                                          ------      ------     ------

Increase in interest expense
   Interest-bearing transaction accounts     635      (1,298)      (663)
   Time deposits                             627      (1,877)    (1,250)
   Other borrowings                          602        (529)        73
                                          ------      ------     ------

Total increase                             1,864      (3,704)    (1,840)
                                          ------      ------     ------

Increase (decrease) in net
 interest income                          $2,145     ($1,954)     $ 191
                                          ======      ======     ======



Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2002 amounted to $150,000 compared to $240,000 in the first quarter of last year. The provision was based upon the overall growth in loans and nonperforming loans at the end of the current quarter. For further discussion see Allowance for Loan Losses

Other Income

Other income is derived primarily from service charges, SBA loan sales, SBA loan servicing and sales of other real estate owned. Other income increased to $518,000 from $451,000 when comparing the first quarter of 2002 to the same period last year.

     Service Charges

Service charges on deposit accounts equaled $139,000 in the first quarter of 2002 compared to $103,000 for the same period last year.
The increase relates to charges on analysis customers. During this quarter the earnings credit rate has declined due to the declining interest rate environment. Analysis customers earn less on their average balance to cover the cost of services provided to them. If the earnings credit do not cover the cost of services they are charged a service fee. The Bank also receives fees for safe deposit, visa, and other services.

     SBA Loan Sales

In the first quarter of this year, the Bank sold the guaranteed portion of SBA loans totaling $3.0 million and recognized gains on those sales of $217,000. During the first quarter of last year, the Bank sold the guaranteed portion of SBA loans totaling $3.2 million and recognized gains on those sales of $182,000. The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The premiums on loan sales increased over those received during the first quarter of last year. The average percent gain on sales in the first quarter of 2002 equaled 7.1% compared to 5.6% during the first quarter of 2001. This change is market driven based upon factors such as rate of prepayments of SBA loans experienced throughout the country and there is no guarantee that they will continue at the current level.

     SBA Loan Servicing

SBA servicing fees totaled $78,000 during the first quarter of 2002, compared to fees of $75,000 recorded in the first quarter of last year. The income varies since the fee income is calculated based upon the payments received during the period and the size of the portfolio serviced. The serviced portfolio equaled $33.1 million at March 31, 2002 compared to $31.3 million at March 31, 2001.

     Sales of Other Real Estate Owned

There were no sales of other real estate owned (OREO) during the first quarter of 2002 or 2001.

Non-Interest Expenses

The Bank's non-interest expenses totaling $2,560,000 in the first quarter of 2002 decreased slightly from $2,576,000 for the first quarter of last year. It is expected that non-interest expenses will increase as a result of branch expansion and growth in other areas of the Bank.

     Salaries and Employee Benefits

The Bank's largest expense category is salaries and benefits which decreased 2.9% to $1,474,000 from $1,518,000 during the first quarter of 2001. Included in this category is the recovery of salary cost associated with recording new loans. This is recorded as a reduction of salary costs. This cost recovery is based on loan volume and the cost associated with the type and size of each loan. In 2002 the cost recovery increased 27.5% for an increase of $84, 000 which explains the lower salary cost when comparing the first quarter of this year to the same period last year. The Bank's full time equivalent (FTE) staff level has increased to 108 at March 31, 2002 compared to 104 at March 31, 2001. Personnel costs are also affected by annual salary increases, and changes in benefit costs.

     Occupancy and Equipment

Occupancy expenses increased to $257,000 in the first quarter of 2002 from $222,000 in the first quarter of 2001. This increase results from rent increases on existing facilities and increases in the operating costs per lease agreements. Equipment costs of $145,000 increased slightly over $143,000 for the first quarter last year. With the planned expansion it is expected that these cost will increase. The Bank continues to upgrade computer equipment and operations. The Bank expanded I Banc (internet banking) for use by business depositors during the first quarter of this year.

     Deposit and Other Insurance

Deposit and other insurance of $80,000 increased $8,000 over the first quarter of last year. Regulatory assessments and FDIC insurance cost grew due to the increase in deposits. There is no assurance that regulatory assessments will continue at the current low level. The cost of other insurance were relatively unchanged when comparing first quarter of 2002 to the same period last year.

     Professional Services

Professional fees of $54,000 decreased by $15,000 when comparing to the first quarter of 2001. Included in this category are legal, accounting and consulting fees which tend to vary depending upon the timing and need for services. The level of problem loans (see discussion on Allowance for Loan Losses) and other legal actions impact legal cost. Other audit services are contracted and are not performed at the same times each year. The Bank engages consultants to perform special services from time to time.

     Business Development and Advertising

Advertising and business development costs, which vary depending on loan and deposit promotions, increased to $122,000 from $110,000 in the first quarter of 2001.

     Outside Customer Services

Outside customer services decreased by $6,000 when comparing this quarter to first quarter of 2001. The Bank pays for certain direct costs (ie: payroll services, escrow fees, etc.) which are expensed. These costs are based upon the depositor using the analysis system. The analysis customer receives earnings credits based upon their deposit account balances which can be used to offset these charges. The customer is charged a bank service fee if their earnings credits do not cover the costs. During the first quarter of this year, a large depositor reduced the costs paid through this system, since they were no longer keeping the large balance they had in the past and their earning credits were not covering these costs.

     Shareholder and Director Expenses

First quarter expenses for shareholder and director expenses equaled $79,000 compared to $76,000 for the first quarter of last year. Included in this category are directors fees for attending Board, Loan Committee, ALCO, Executive Committee, Audit and Personnel Committee meetings. The cost of the Corporation's annual report, transfer agent fees and other costs of communicating with shareholders is included in this expense category.

     Other Expenses

Other expenses, which includes stationery and supplies, telephone, postage, loan expenses, dues and subscriptions and automobile costs decreased slightly to $235,000 from $246,000 in the frist quarter of 2001.

Total non-interest expenses for the SBA lending department for the first quarter of 2002 was approximately $328,000 ($214,000 in personnel costs, $36,000 in occupancy and equipment expenses, $22,000 in marketing/business development and $56,000 in other expenses) compared to $458,000 for the first quarter of 2001. The SBA Dept.'s loan portfolio (serviced portion and Bank's portion) has increased 17.9% to $250.7 million. The Bank also services $33.1 million of SBA loans which have been sold.

Income Taxes

The effective tax rate was 40.4% for the first quarter of 2002 compared to 39.8% for the first quarter of last year. The portion of the change results from a one time savings associated with apportioning of taxable income between states, which occurred in 2001. The provision for the first quarter of 2002 was $1,544,000 versus $1,377,000 for the same period last year. A portion of this increase resulted from increases in pre-tax income during the comparable quarters.

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

Cash and due from banks, federal funds sold and certificates of deposit totaled $75.5 million or 13.2% of total assets at March 31, 2002, compared to $82.5 million or 14.7% of total assets at December 31, 2001. The Bank sold $3.0 million in SBA loans during the first quarter of 2002 to increase the Bank's liquidity. The Bank also borrowed $10 million from the Federal Home Loan Bank. Bank deposits declined during the first quarter of 2002 which results from lower market rates and fewer time deposit promotions offered by the Bank. Management decided to borrower at more favorable rate than those offered on time deposits.

The Bank considers the unsold guaranteed portion of 7(a) SBA loans as a secondary source of liquidity. There is an established market for these loans and a sale can be completed within a few weeks. As of March 31, 2002, the Bank held $73.4 million in SBA guaranteed loans which could be sold if additional liquidity was needed.

At March 31, 2002, the Bank had unused federal funds lines of credit totaling $9,000,000. The Bank also has a credit line with the Federal Home Loan Bank which is based upon the value of collateral (investments and loans). The Bank has collateral pledged which would all the Bank to borrow up to $61.1 million. The Bank could borrow an amount equal to 25% of our assets, assuming that collateral values would support that level of borrowings. At March 31, 2002, the Bank had borrowed $21.8 million which leaves $39.3 million available to borrow. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At March 31, 2002, the Corporation had non-interest and interest bearing cash balances of $249,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the first quarter of 2002, deposits decreased slightly to $500.6 million compared to $502.1 million at the end of the year.

Money market deposits totaling $138.8 were relatively unchanged from the end of the year. This is a limited transaction account with a discretionary rate which is set by management. The rate offered on this account dropped significantly during last year; however, it has been relatively stable during this quarter. There continues to be strong competition in our market area for these types of funds. The Bank's customers have held their funds in this deposit product rather than locking into a specific maturity during this time of low interest rates.

Certificates of deposits decreased to $266.8 million at March 31, 2002 from $276.7 million at December 31, 2001. The Bank has not been as aggressive in offering time deposit promotions during this quarter, since the loan demand was slower and attracting new deposits to fund loan growth was not needed. During this period there was run off in existing depositors as they moved funds to higher yielding deposits or investments at other financial institutions. Late in the first quarter loan volume increased and the Bank initiated a time deposit promotion which has been successful in attracting new deposits.

As of March 31, 2002, non-interest bearing deposits equaled $67.4 million compared to $59.4 million at December 31, 2001. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by businesses such as title and mortgage companies. Title company accounts have greater balance fluctuations than other types of accounts based upon their business activity with their balances averaging approximately $12 million over the first quarter. At the end of the quarter title company balances were higher than normal at $19.2 million.

The interest rate environment and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $485.0 million at March 31, 2002 compared to $466.5 million at December 31, 2001, increasing 4.0%. The following is an analysis of the loan portfolio.


Type of Loan                       March 31,       December 31,
(in thousands)                       2002              2001
                                   --------           --------
Commercial                         $142,808           $137,711
Real Estate Construction             41,687             49,604
Real Estate Other                   306,972            284,782
Installment Loans to Individuals      1,152              2,052
                                  ---------           --------
                                    492,619            474,149
Deferred loan fees and discount      (1,838)            (2,004)
Allowance for loan losses            (5,748)            (5,616)
                                   --------           --------
TOTAL                              $485,033           $466,529
                                   ========           ========


The SBA loan program continues to be a popular program; however, competition has increased. At March 31, 2002, total SBA(7a) guaranteed loans equaled $80.9 million, net of $33.1 million in SBA loans sold and being serviced by the Bank. The majority of the Bank's SBA loans are secured by real estate; however, they are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, except they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the federal government program could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans which could be sold in the secondary market was $73.4 million at March 31, 2002 compared to $63.8 million at March 31, 2001.

The Bank continues to emphasize commercial and real estate lending. At March 31, 2002, 29.0% of the loans held for investment were commercial loans and 70.8% were real estate and construction loans, compared to 29.0% and 70.5% respectively at December 31, 2001. The Bank has increased the commercial and commercial real estate portfolio through its reputation as an experienced business and real estate lender which facilitates the successful negotiation of complex commercial loans.
The Bank maintains high credit qualifications with most real estate loans having 60-70% loan to value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

Construction loans decreased to $41.7 million at March 31, 2002 from $49.6 million at December 31, 2001 due to the reduced demand caused by general economic conditions. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.

The Bank offers residential mortgages on a limited basis. The Bank has a small portfolio of consumer loans which equaled 0.2% of the total loan portfolio at March 31, 2002 and 0.4% at December 31, 2001.

Allowance for Loan Losses

The allowance for loan losses equaled $5,748,000 at March 31, 2002, compared to $5,616,000 at December 31, 2001. At March 31, 2002, the allowance for loan losses equaled 1.4% of loans (net of the guaranteed portion of SBA loans). The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At March 31, 2002, there were four borrowers on non-accrual totaling $1,442,000 with $1,058,000 of that amount collateralized by real estate and $784,000 of it also guaranteed by the SBA. There was one loan past due 90 days or more totaling $150,000 (secured by real estate and guaranteed by SBA) and still accruing interest. Loans past due 30 to 89 days totaled $1,757,000, with $1,676,000 of that amount collateralized by real estate and $626,000 guaranteed by the SBA. At December 31, 2001, the Bank had $2,156,000 in non-accrual loans and no loans past due 90 or more days and still accruing interest.

During the first quarter of 2002, there were $18,000 loans charged off and no loan recoveries. The Bank continues to have a low charge off experience compared to industry standards. The following is an analysis of the activity in the allowance for loan losses during the quarter:


(In thousands)                             March 31, 2002
                                           --------------
Balance - Beginning of period                    $5,616
Provision for loan losses                           150
Charge offs                                          18
Recoveries                                            0
                                                 ------
Balance - End of period                          $5,748
                                                 ======



Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At March 31, 2002, the Bank was considered " well capitalized." The total risk-based capital ratios were 12.1% for the Bank and 12.1% for the Corporation.

The Corporation declared a 5% stock dividend on March 26, 2002 with a record date of April 30, 2002. The common stock and retained earnings in the financial statements have not been adjusted to include the impact of this stock dividend.



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

Management expects that, in a declining rate environment, the Bank's net interest margin would tend to decline, and, in an increasing rate environment, the Bank's net interest margin would tend to increase. On a monthly basis, management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in general interest rates of 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income and the value of the Bank's equity is calculated by discounting cash flows associated with the Bank's assets and liabilities. The following table summarizes the simulated change in Net Interest Income based on the twelve months ending December 31, 2002, given a change in general interest rates of 200 basis points up or down.


   Change in             Estimated          Estimated Change in
 Interest Rate      Net Interest Income     Net Interest Income
 (basis points)       (in thousands)          (in thousands)
     +200                $25,280                 $2,495
     +100                 23,914                  1,129
Base Scenario             22,785                      0
     -100                 22,029                   (756)
     -200                 21,383                 (1,402)


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

The following schedule represents interest rate sensitivity profile as of March 31, 2002 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.


                                                         Over 3                    Non-rate or
                                                         months     Over 1 year      Sensitive
 Balance Sheet                            Through 3      through       through 5        Over 5
(in thousands)                              months       1 year           years          years      Total

Assets
Fed funds sold & certificates of deposit   $58,122          $298                                  $58,420
Investment securities                                                      $642         $1,253      1,895
Loans (net of discounts)                   224,922        87,515        123,630         54,714    490,781
Non-interest-earning assets
(net of allowance for loan losses)                                                      21,361     21,361
                                           -------       -------        -------        -------    -------
                                           283,044        87,813        124,272         77,328    572,457
                                           =======       =======        =======        =======    =======
Liabilities & Shareholders' Equity
Time Deposits $100,000 and over             28,650        70,666         15,409                   114,725
All other interest-bearing liabilities     216,547       101,610         20,355          1,796    340,308
Non-interest bearing liabilities                                                        67,367     67,367
Other Liabilities & Shareholders' Equity                                                50,057     50,057
                                           -------       -------        -------        -------    -------
                                           245,197       172,276         35,764        119,220    572,457
                                           =======       =======        =======        =======    =======
Interest Rate Sensitivity (1)               37,847       (84,463)        88,508        (41,892)
Cumulative Interest Rate Sensitivity        37,847       (46,616)        41,892


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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On March 26, 2002 a 5% stock dividend was declared which will be issued to shareholders of record as of April 30, 2002 . The stock will be distributed on or about May 17, 2002.

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

(10) (a) Lease for Sonoma Branch at 135 West Napa Street, Sonoma,
California, dated April 5, 2002.

b.  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NORTHERN EMPIRE BANCSHARES

Date: May 7, 2002


/s/ Dennis R. Hunter                     /s/ Patrick R. Gallaher
-----------------------                  -----------------------
Dennis R. Hunter                         Patrick R. Gallaher
Chairman of the Board of Directors       Chief Accounting Officer