Form 10-Q
period 2002-06-30
NORTHERN EMPIRE BANCSHARES
filed 2002-08-12
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                                FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2002

                                OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 2-91196


                    NORTHERN EMPIRE BANCSHARES
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

               California                                  94-2830529
---------------------------------------------         ------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                      Identification No.)


     801 Fourth Street, Santa Rosa, California           95404
     -----------------------------------------          ---------
     (Address of principal executive offices)           (Zip code)



                      707-579-2265
    --------------------------------------------------
    Registrant's telephone number, including area code)


                             NONE
     ---------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


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

Title of class: Common Stock, no par value. Outstanding shares as of July 15, 2002: 4,177,547



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
     (Unaudited)
(dollars in thousands)
ASSETS

                                                    June 30,    December 31,
                                                       2002         2001
                                                    -------     -----------
Cash and equivalents:
Cash and due from banks                             $20,507         $16,726
Federal funds sold                                   83,624          65,516

Total cash and equivalents                          104,131          82,242
                                                   --------        --------

Interest-bearing deposits in banks                      298             298
Investment securities available-for-sale                646             998
Federal Home Loan Bank stock, at cost                 1,840             599
Federal Reserve Bank stock, at cost                     164             163
Loans receivable, net                               528,771         466,529
Leasehold improvements and equipment, net             1,016           1,037
Accrued interest receivable and other assets          9,349           9,138
                                                   --------        --------
Total assets                                       $646,215        $561,004
                                                   ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                           $557,010        $502,137
Accrued interest payable and
 other liabilities                                    3,423           2,768
FHLB advances                                        36,790          11,802
                                                   --------        --------

Total liabilities                                   597,223         516,707
                                                   --------        --------

Shareholders' equity:
Preferred stock, no par value;
 authorized, 10,000,000 shares;
 none issued or outstanding
Common stock, no par value;
 authorized, 20,000,000 shares;
 shares issued and outstanding,
 4,177,547 at June 30, 2002 and
 4,171,926  2001                                     27,495          21,946
Additional paid-in capital                              786             786
Accumulated other comprehensive income (loss)             3              (1)
Retained earnings                                    20,708          21,566
                                                   --------        --------

Total shareholders' equity                           48,992          44,297
                                                   --------        --------

Total liabilities and shareholders' equity         $646,215        $561,004
                                                   ========        ========

     See Notes to Consolidated Financial Statements

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2002 and 2001
(Unaudited)

(dollars in thousands, except per share data)

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                  2002          2001       2002        2001
                               -------       -------   --------     -------
Interest income:
Loans                           $9,950       $11,165    $19,390     $21,970
Federal funds sold and
 investment securities             277           456        520         983
                               -------       -------   --------     -------
Total interest income           10,227        11,621     19,910      22,953

Interest expense                 3,812         5,513      7,483      11,024
                               -------       -------   --------     -------
Net interest income before
  provision for loan losses      6,415         6,108     12,427      11,929

Provision for loan losses          150           240        300         480
                               -------       -------   --------     -------
Net interest income after
 provision for loan losses       6,265         5,868     12,127      11,449
                               -------       -------   --------     -------

Other income:
Service charges on deposits        120           101        259         204
Gain on sale of loans              246           164        463         346
Other                              166           195        328         361
                               -------       -------   --------     -------
Total other income                 532           460      1,050         911
                               -------       -------   --------     -------
Other expenses:
Salaries and employee benefits   1,699         1,485      3,173       3,003
Occupancy                          265           227        522         449
Equipment                          153           148        298         291
Advertising and
 business development              125           122        247         232
Outside customer services           88           106        202         226
Director and shareholder expenses   98            69        177         145
Deposit and other insurance         80            74        160         146
Professional fees                   75            28        129          97
Other                              241           276        476         522
                               -------       -------   --------     -------
Total other expenses             2,824         2,535      5,384       5,111
                               -------       -------   --------     -------

Income before income taxes       3,973         3,793      7,793       7,249
Provision for income taxes       1,619         1,549      3,163       2,926
                               -------       -------   --------     -------
Net income                      $2,354        $2,244     $4,630      $4,323
                               =======       =======   ========     =======
Earnings per common share       $ 0.56        $ 0.54     $ 1.11      $ 1.04
                               =======       =======   ========     =======
Earnings per common share
 assuming dilution              $ 0.49        $ 0.50     $ 0.98      $ 0.96
                               =======       =======   ========     =======

     See notes to Consolidated Financial Statements



NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and 2001
(Unaudited)

(dollars in thousands)
                                                           2002         2001
                                                       --------      -------
Cash flows from operating activities:
Net income                                             $  4,630      $ 4,323
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses and OREO losses                300          480
   Depreciation, amortization and accretion                 216          210
   FHLB stock dividends                                     (12)         (17)
   Change in deferred loan fees and discounts              (332)        (471)
   Change in deferred income taxes                          120         (139)
   Increase in interest receivable and other assets        (331)         (42)
   Increase in accrued interest payable and
    other liabilities                                       655          105
                                                       --------      -------
Net cash provided by in operating activities              5,246        4,449
                                                       --------      -------

Cash flows from investing activities:
   Purchase of  restricted securities                    (1,238)          (4)
   Maturities of available for sale securities              360          977
   Redemption of restricted securities                                     1
   Net increase in loans receivable                     (62,210)     (27,636)
   Purchase of leasehold improvements and
      equipment, net                                       (195)        (258)
                                                       --------      -------
Net cash used in investing activities                   (63,283)     (26,920)
                                                       --------      -------

Cash flows from financing activities:
   Net increase in deposits                              54,873       29,148
   Net increase (decrease) in FHLB advances              24,988          (13)
   Payment of cash dividends                                 (6)          (4)
   Stock options exercised                                   71           50
                                                       --------      -------

Net cash provided by financing activities                79,926       29,181
                                                       --------      -------

Net increase in cash and cash equivalents                21,889        6,710
Cash and cash equivalents at beginning of year           82,242       49,527
                                                       --------      -------

Cash and cash equivalents at end of period             $104,131      $56,237
                                                       ========      =======
Supplemental cash flow information:
   Interest paid                                       $  7,435      $11,158
                                                       ========      =======
   Income taxes paid                                   $  2,430      $ 2,714
                                                       ========      =======



     See notes to Consolidated Financial Statements

Northern Empire Bancshares and Subsidiary
Notes to Consolidated Financial Statements

June 30, 2002

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares (the "Corporation") and Subsidiary at June 30, 2002 and the results of operations for the three and six months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2001 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results through December 31, 2002.

Note 2 - Net Income per Common and Common Equivalent Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing diluted income available to common shareholders by the weighted average number of common shares and common equivalent shares outstanding which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Corporation's common stock throughout the period. Prior year common stock has been adjusted for the impact of the 5% stock dividend declared on March 26, 2002. The Corporation's pertinent EPS data is as follows:





                              For the three months ended         For the three months ended
                                     June 30, 2002                       June 30, 2001
                             ------------------------------   ------------------------------
                                                        Per                              Per
                               Income/      Shares/   Share     Income/     Shares/     Share
                             Numerator  Denominator  Amount   Numerator   Denominator  Amount
                             ---------  -----------  ------   ---------   -----------  ------
Net Income                  $2,354,000                       $2,244,000
                            ==========                       ==========
EPS -Income available
  to common stockholders    $2,354,000   4,173,776    $0.56  $2,244,000    3,965,496    $0.54
                            ==========                       ==========
Effect of Dilutive
 Securities - Stock Options                604,033                           284,065
                                         ---------                         ---------
EPS assuming dilution - Income
 available to common
 stockholders plus
 assumed conversion         $2,354,000   4,777,809     $0.49  $2,244,000   4,249,561    $0.50
                            ==========   =========     =====  ==========   =========    =====


                             For the six months ended               For the six months ended
                                     June 30, 2002                       June 30, 2001
                            -------------------------------    ------------------------------
                                                        Per                              Per
                               Income/      Shares/   Share     Income/     Shares/     Share
                             Numerator  Denominator  Amount   Numerator   Denominator  Amount
                            ----------  -----------  ------   ---------   -----------  ------
Net Income                  $4,630,000                        $4,323,000
                            ==========                        ==========
EPS - Income available to
 common stockholders        $4,630,000    4,172,748   $1.11   $4,323,000    3,961,916   $1.04
                            ==========                        ==========
Effect of Dilutive
 Securities - Stock Options                 558,765                           324,480
                                          ---------                         ---------
EPS assuming dilution -
 Income available to
 common stockholders
 plus assumed conversion    $4,630,000    4,731,513   $0.98   $4,323,000    4,286,396   $0.96
                            ==========    =========   =====   ==========    =========   =====


Note 3 - Comprehensive Income

The Corporation's total comprehensive earnings presentation is as follows:

                                       For the three       For the six
                                        months ended      months ended
                                           June 30,          June 30,
(In thousands)
                                       2002      2001     2002      2001
                                     ------    ------   ------    ------

Net Income                           $2,354    $2,244   $4,630    $4,323
                                     ------    ------   ------    ------

Other Comprehensive income (loss):
Change in unrealized holding gain
(losses) arising during the period        5        (4)       6         8
Income tax benefit (expense)             (2)        2        2        (4)
                                          3        (2)       4         4
                                     ------    ------   ------    ------
Comprehensive income                 $2,357    $2,242   $4,634    $4,327
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


Summary of Financial Results

Total consolidated assets equaled $646,215,000 at June 30, 2002 compared to $561,004,000 at December 31, 2001. Net loans increased $62.2 million since year-end with $43.7 million occurring in the second quarter. Cash and equivalents increased $28.9 million during the second quarter.

Net income after tax for the first six months of 2002 equaled $4,630,000 compared to $4,323,000 for the comparable period last year, an increase of 7.1%. The net income for the second quarter of $2,354,000 increased 4.9% over the second quarter of 2001 when net income equaled $2,244,000. The higher profit resulted from increases in net interest income due to loan growth.

Net Interest Income

Net interest income (before the provision for loan losses) of $6,415,000 for the second quarter of 2002 increased 5.0% from $6,108,000 for the comparable period last year.

Interest income decreased to $10,227,000 for the second quarter of 2002 compared to $11,621,000 for the second quarter of 2001 due to the decline in yields on earning assets which equaled 7.00% in the second quarter of 2002 compared to 9.25% for the same quarter of 2001. The impact of the declining rates was mitigated by volume increases of $81.9 million in average earning assets when comparing average earning assets for the second quarter of 2002 to the second quarter of 2001. Average loans outstanding increased $59.5 million over the second quarter of 2001 while average investments, certificates of deposits and fed funds sold increased $22.4 million.

Interest expense decreased to $3,812,000 in the second quarter of 2002 from $5,513,000 in 2001. The major factor was the decrease in the average cost of funds to 3.23% for the second quarter of 2002 from 5.36% for the second quarter of 2001. The benefit of the lower interest rate environment was offset by the increase in average deposit and borrowings of $66.3 million when comparing the second quarter of 2002 to 2001.

The average net interest margin equaled 4.39% during the second quarter of 2002 compared to an average margin for the second quarter of 2001 of 4.86% and 4.61% for the year ended December 31, 2001. The yield on average loans equaled 7.65% in the second quarter of 2002 compared to 9.70% for the same period last year, while the Bank's cost of funds decreased to 3.13% for the second quarter of 2002 from 5.24% for the second quarter of 2001. The decline in yields on earning assets and cost of funds resulted from decline in market rates due to general economic conditions.

Several factors impact the Bank's interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loans and other earning assets, non-accrual loan balances and mix of deposits and other funding sources.

* Changes in Market Interest Rates

Changes in economic condition and actions of Federal Reserve Board to reduce the Fed Funds and Discount rates have a direct impact on the Bank=s net interest margin since prime rate generally moves with Federal Reserve Board changes. During 2001, The Federal Reserve Board lowered the Discount and Fed Funds rates 11 times to 40 year lows with prime rate also declining 11 times following the Federal Reserve Board's actions. Prime rate declined to 4.75% on December 12, 2001and has remained at 4.75% through the second quarter of 2002. Prime was 9.50% at January 1, 2001 and declined to 8.00% at March 31, 2001 and 6.75% on June 30, 2001. The rapid decline in prime rate had a negative impact on the Bank's net interest margin and continues to have a negative impact as loan products continue to reprice at lower rates depending upon their repricing schedule and index. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The full impact of rate changes on the Bank's earnings is not realized for several months, since not all loans or deposits reprice immediately. The Bank has $126.6 million in SBA 7(a) loans which reprice based upon the prime rate on the first day of the calendar quarter. The Bank has $189.0 million adjustable rate loans, mainly commercial real estate loans, that are tied to the Eleventh District Cost of Funds Index (COFI) which adjust at a slower pace. The COFI index was 2.77% for May 2002 (latest available) and 3.07% for December 2001 compared to 5.62% for December 2000. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise and benefits interest margin as rates decline. The rate of loan prepayments has increased as borrowers refinance to indexes which bear lower rates than loans tied to COFI or fixed rates.

Of the Bank's loan portfolio totaling $536.3 million at June 30, 2002, $272.3 million or 50.8% of total loans are adjustable rate loans which have not reached a floor or ceiling rate. Approximately $158.9 million are prime-based loans, of which $32.1 million reprice immediately and $126.8 million reprice on a quarterly basis.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. The current low rates offered on deposits makes them less attractive to depositors.

Interest rates offered on deposits have been relatively stable during the first and second quarters of 2002 and remain at historically low levels. The Bank had $125.0 million in Sonoma Investor Reserve accounts (money market rate deposit accounts). The cost of these deposits equaled 1.82% during the second quarter of 2002 compared to 3.49% for the second quarter last year.

The Bank has $330.7 million in time certificates of deposits. These accounts reprice at a slower pace similar to the Prime Rate loans discussed above. The cost of time deposits equaled 3.98% for the second quarter of 2002 compared to 6.35% in the second quarter of the preceding year. The benefit of lower rates on time deposits will continue to occur as certificates of deposits mature and are renewed at the lower rates offered on their maturity dates. The Bank has offered competitive market rates for deposits when compared to financial institutions in our area.

* Level of Loans Relative to Deposits

The Bank's ratio of loans to deposits averaged 100.2% in the second quarter of 2002 compared to 97.5% for the same period last year. A higher loan to deposit ratio has a beneficial impact on the Bank's net interest margin, since loans generally have a higher yield than other types of earning assets. The Bank has been able to increase the level of loans relative to deposits as a result of the large line of credit with the Federal Home Loan Bank (FHLB). FHLB provides a lower cost source of funds than deposits. The average cost of FHLB advances equaled 2.47% during the second quarter compared to the cost of time deposits which equaled 3.98% during the same period.

* Mix of Loan and Earning Assets

The mix of loans influences the overall yield on loans. The largest loan growth occurred in real estate loans, which grew $62.7 million since December 31, 2001 to $347.5 million at this quarter end. Commercial loans grew $11.0 million since December 31, 2001 (SBA loans, which generally are secured by real estate, are classified as commercial loans). This category has a higher yield than other types of loans. Construction loans decreased from $49.6 million at year-end to $38.7 million at the end of this quarter. Construction loans have higher yields than other real estate loans; however, they have been declining due to general economic conditions.

* Non-Accrual Loan Balances

Loans which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of December 31, 2001 the Bank had $2,156,000 in non-accrual loans compared to $1,918,000 million at the end of this quarter. When a non-accrual loan pays off or is reinstated to accrual status the interest income is reinstated to income which has a positive effect on loan yields. At June 30, 2002 non-accrual loans equaled 0.36% of total loans. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

* Mix of Deposits and Other Funding Sources

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

The following is an analysis of the net interest margin:




                         Three months ended            Three months ended
                            June 30, 2002                  June 30, 2001

(dollars in thousands)
                       Average                      Average
                       Balance  Interest  Yield     Balance  Interest  Yield
                       -------  --------  -----     -------  --------  -----
Earning assets (1)    $585,962   $10,227   7.00%   $504,058   $11,621   9.25%
Interest bearing
 liabilities           421,622     3,812   3.13%    421,623     5,513   5.24%
                                 -------                      -------
Net interest income               $6,415                       $6,108
                                 =======                      =======
Net Interest income
 to earning assets                         4.39%                        4.86%
                                           ====                         ====
(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.





                           Six months ended              Six months ended
                            June 30, 2002                  June 30, 2001
(dollars in thousands)
                       Average                      Average
                       Balance  Interest  Yield     Balance  Interest  Yield
                       -------  --------  -----     -------  --------  -----
Earning assets (1)    $560,898   $19,910   7.16%   $495,431   $22,953   9.34%
Interest bearing
 liabilities           467,222     7,483   3.23%    415,035    11,024   5.36%
                                 -------                      -------
Net interest income              $12,427                      $11,929
                                 =======                      =======
Net Interest income
 to earning assets                         4.47%                        4.86%
                                           ====                         ====
(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and six months ended June 30, 2002 and 2001. Changes not solely attributable to rate or volume have been allocated to rate.





                 For the three months ended June 30, 2002
                           over June 30, 2001

(dollars in thousands)
                                                          Yield/
                                               Volume      Rate       Total
                                               ------     ------     ------
Increase (decrease) in interest income:
   Portfolio loans                             $5,599    ($6,814)   ($1,215)
   Other earning assets                           955     (1,134)      (179)
                                               ------     ------     ------
Total increase (decrease)                       6,554     (7,948)    (1,394)
                                               ------     ------     ------
Increase in interest expense
   Interest-bearing transaction accounts          329       (830)      (501)
   Time deposits                                1,574     (2,946)    (1,372)
   Other borrowings                             1,665     (1,493)       172
                                               ------     ------     ------
Total increase                                  3,568     (5,269)    (1,701)
                                               ------     ------     ------

Increase (decrease) in net interest income     $2,986    ($2,679)      $307
                                               ======     ======     ======

                     For the six months ended June 30, 2002
                              over June 30, 2001

(dollars in thousands)
                                                          Yield/
                                               Volume      Rate       Total
                                               ------     ------     ------
Increase (decrease) in interest income:
   Portfolio loans                             $4,234   ($6,814)    ($2,580)
   Other earning assets                         1,031    (1,494)       (463)
                                               ------     ------     ------

Total increase (decrease)                       5,265    (8,308)     (3,043)
                                               ------     ------     ------

Increase in interest expense
   Interest-bearing transaction accounts          468    (1,634)     (1,166)
   Time deposits                                1,107    (3,727)     (2,620)
   Other borrowings                             1,149      (904)        245
Total increase                                  2,724    (6,265)     (3,541)
                                               ------     ------     ------

Increase (decrease) in net interest income     $2,541   ($2,043)       $498
                                               ======    ======      ======


Provision for Loan Losses

The provision for loan losses equaled $150,000 for the three months ended June 30, 2002 and $300,000 for the first six months of 2002 compared to $240,000 and $480,000 for the same periods in 2001. The provision is intended to maintain the Allowance for Loan Losses given the overall growth in loans and the level of non-accrual loans. For further discussion see Allowance for Loan Losses


Other Income

Other income is derived primarily from service charges, SBA loan sales, SBA loan servicing and sales of other real estate owned. Other income increased to $532,000 from $460,000 when comparing the second quarter of 2002 to the same period last year.

* Service Charges

Service charges on deposit accounts equaled $120,000 in the second quarter of 2002 compared to $101,000 for the same period last year. The increase relates to charges on analysis customers. The earnings credit rate has remained at a low level due to the declining interest rate environment. Analysis customers earn less on their average balance to cover the cost of services provided to them. If the earnings credit do not cover the cost of services they are charged a service fee. The Bank also receives fees for safe deposit, visa, and other services.

* SBA Loan Sales and Loan Participations

In the second quarter of this year, the Bank sold the guaranteed portion of SBA loans totaling $3.7 million and participated $9.9 million in commercial real estate loans. The sale of SBA loans resulted in $251,000 in gains on sale of SBA loans. During the second quarter of last year, the Bank sold the guaranteed portion of SBA loans totaling $2.4 million and recognized gains on those sales of $164,000. The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The premiums on loan sales remained at higher levels over those received in earlier quarters of last year. The average premium on sales in the second quarter of 2002 equaled 6.8%. Premiums are market driven based upon factors such as rate of prepayment of SBA loans experienced throughout the country. There is no guarantee that premiums will continue at the current level.

During the second quarter, the Bank participated $9.9 million in commercial real estate loans to other California financial institutions. These participations are treated as loan sales and due to the terms of the participations the Bank recognized a loss of $5,000 on these sales. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to participate loans. During the second quarter of 2002, loan growth was strong and the funds from these transactions were used to fund new loan growth.

* SBA Loan Servicing

SBA servicing fees totaled $66,000 during the second quarter of 2002, compared to fees of $78,000 recorded in the second quarter of last year. The income varies depending on the fee income calculated based upon the payments received during the period and the size of the portfolio serviced. The serviced portfolio equaled $35.2 million at June 30, 2002 compared to $31.7 million at June 30, 2001.

* Sales of Other Real Estate Owned

There were no sales of other real estate owned (OREO) during the second quarter of 2002 or 2001.

Non-Interest Expenses

The Bank's non-interest expenses increased to $2,824,000 for the second quarter of this year compared to $2,535,000 from the second quarter of 2001. This increase was anticipated since the Bank has continued to grow at a rapid rate.

* Salaries and Employee Benefits

The Bank's largest expense category is salaries and benefits which increased 14.4% to $1,699,000 up from $1,485,000 for the second quarter of 2001 The Bank's full time equivalent (FTE) staff level has increased to 114 in June 2002 from 108 in June 30, 2001. The Bank hired an Executive Vice President in charge of Corporate Development, a new branch manager for the Main Branch and several new loan support employees to manage the high loan volume. Incentive payments continue at a high level due to growth in the loan portfolio. Personnel costs are also affected by annual salary increases and changes in benefit costs and are expected to continue to increase as the Bank grows.

* Occupancy and Equipment

Occupancy expenses increased 16.7%, mainly due to rent increases on existing facilities and special billings for cost increases on maintaining the properties as called for in the lease agreements. The Bank is currently working on tenant improvements for a new branch located in the city of Sonoma, California which is projected to open this fall. In August 2001, the Bank relocated its computer operations to a separate location, which has increased our occupancy costs relative to the second quarter of 2001. Equipment costs increased to $153,000 up from $148,000 for the second quarter last year. The Bank continues to upgrade computer equipment and operations. It is expected that equipment costs will continue to increase.

* Deposit and Other Insurance

Deposit and other insurance of $80,000 increased from $74,000 for the same period of last year. The increase results from growth of the Bank, which determines the regulatory assessments. There is no assurance that regulatory assessments will continue at the current low level. The cost of other insurance is included in this category.

* Professional Services

Professional fees increased to $75,000 for the second quarter of 2002 up from $28,000 for the same period last year. Legal expenses vary depending upon problem loans requiring outside counsel (See discussion on Allowance for Loan Losses) and other professional services vary depending upon the scheduling of other contracted services such as loan reviews, tax services, and other consulting services. The Bank has increased the use of consultants to assist in special projects such as interest rate risk and deposit decay analyses. It is expected that this trend will continue.

* Business Development and Advertising

Advertising and business development costs, which vary depending on the timing of loan and deposit promotions, was relatively unchanged at $125,000 for the quarter compared to $122,000 in the second quarter of 2001.

* Outside Customer Services

Outside customer services declined17.0% to $88,000. This decline resulted from a change in the analysis activity of one large analysis account. The Bank pays for certain direct costs (i.e.: payroll services, escrow fees, etc.) which are expensed. The analysis customer receives earnings credits based upon their deposit account balances which can be used to offset these charges. The customer is charged a bank service fee if their earnings credits do not cover the costs.

* Shareholder and Director Expenses

Second quarter expenses for shareholder and director expenses equaled $98,000, up from $69,000 for the second quarter of last year. Included in this category are directors' fees for attending Board, Loan Committee, Asset Liability Committee (ALCO), Executive Committee, Audit Committee and Personnel Committee meetings. The increase results from increased frequency of ALCO meetings and larger Executive Committee meetings. In addition, the fee for ALCO meetings was increased to $500 per meeting in recognition of the expanded responsibilities of ALCO members. The cost of the Corporation's annual report, transfer agent fees and other costs of communicating with shareholders is included in this expense category.

* Other Expenses

Other expenses, which includes stationery and supplies, telephone, postage, loan expenses, dues and subscriptions and automobile costs have decreased due to cost controls to $241 in the second quarter of 2002 compared to $276 for the same period in 2001.

Total non-interest expenses for the SBA lending department for the second quarter of 2002 was approximately $532,000 ($376,000 in personnel costs, $60,000 in occupancy and equipment expenses, $28,000 in marketing/business development and $68,000 in other expenses) compared to $442,000 for the second quarter of 2001. The SBA department's loan portfolio includes $161.7 million of SBA 7(a) loans and $155.6 of commercial real estate and other loans of which $35.2 million has been sold and is being serviced.

Income Taxes

The effective tax rate was 40.8% for the second quarter of 2002 unchanged from the comparable quarter last year. The provision for the second quarter of 2002 was $1,619,000 versus $1,549,000 for the same period last year. The increase resulted from the increase in pre-tax income during the comparable quarters.

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

Cash and due from banks and federal funds sold totaled $104.1 million or 16.1% of total assets at June 30, 2002, compared to $82.2 million or 14.7% of total
assets at December 31, 2001.   The Bank sold $3.7 million in SBA loans and
participated $9.9 million in commercial real estate loans during the second quarter of 2002 to increase the Bank's liquidity. As of June 30, 2002 the Bank held $83.7 million in SBA guaranteed loans which could be sold if additional liquidity was needed.

At June 30, 2002, the Bank had unused federal funds lines of credit totaling $11 million. The Bank also has a credit line with the Federal Home Loan Bank (FHLB) which is based upon the value of collateral (investments and loans). The Bank has collateral pledged which would allow the Bank to borrow up to $100.8 million. As of June 30, 2002, the Bank had borrowed $36.8 million leaving $64.0 million available for future liquidity needs. The Bank could borrow an amount equal to 25% of our assets, assuming that collateral values would support that level of borrowings. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At June 30, 2002, the Corporation had non-interest and interest bearing cash balances of $301,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the second quarter of 2002 total deposits increased by $56.4 million to $557.0 million at June 30, 2002.

Money market deposits totaling $125.0 million at June 30, 2002 had declined from $137.8 at December 31, 2001. This is a limited transaction account with a discretionary rate which is set by management. The rate offered on this account dropped significantly during the first quarter of this year as a result of the declining rate environment. The lower rates offered have negatively impacted the growth of this account. There has also been increased competition in our market area for these types of funds with local financial institutions offering high rates on money market accounts. The Bank's customers have held their funds in this deposit product rather than locking into a specific maturity since the certificate of deposit rates, especially for short term maturities, have been comparable.

Certificates of deposits increased to $330.7 million from $278.8 million as of June 30, 2001. The Bank attracted $18 million in time deposits from other financial institutions through an Internet listing service at rates below rates offered in the Bank's market area. The Bank has increased certificates of deposit by offering attractive rates on certificates for specific terms. The Bank has been successful in retaining the majority of funds received through certificate advertising campaigns; however, with the lower rate environment deposits have become more volatile. Depositors are negotiating rates based upon specials offered in the local market, and there is increased competition for these deposits.

As of June 30, 2002, non-interest bearing deposits equaled $73.9 million compared to $59.4 million at December 31, 2001. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by title companies. This type of deposit account has greater balance fluctuations than other types of accounts based upon their business activity.

The low interest rate environment over the last six months and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $528.8 million at June 30, 2002 compared to $466.5 million at December 31, 2001, increasing 13.4% over year-end and 14.9% over the June 30, 2001 balance of $460.1 million.

The following is an analysis of the loan portfolio.


Type of Loan                      June 30,               December 31,
(in thousands)                     2002                      2001

Commercial                        $148,748                $137,711

Real Estate Construction            38,691                  49,604

Real Estate Other                  347,462                 284,782

Installment Loans to Individuals     1,431                   2,052

                                   536,332                 474,149

Deferred loan fees and discount     (1,672)                (2,004)

Allowance for loan losses           (5,889)                (5,616)
                                  --------                --------
TOTAL                             $528,771                $466,529
                                  ========                ========


The SBA loan program continued to be a popular program and competition continues to be strong in our market area. At June 30, 2002, loans with SBA guarantees equaled $126.5 million, net of $35.2 million in SBA loans sold and being serviced by the Bank. The majority of the Bank's SBA loans are secured by real estate; however, these loans are reported as commercial loans. SBA loans have the same underwriting requirements, as the Bank's other loans. They are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the federal program could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans currently held by the Bank which could be sold in the secondary market increased to $83.7 million at June 30, 2002 from $65.5 million at June 30, 2001.

The Bank continues to emphasize commercial and real estate lending. At June 30, 2002, 27.7% of the loans held for investment were commercial loans and 72.0% were real estate and construction loans, compared to 29.0% and 70.5% respectively at December 31, 2001. The Bank has increased the commercial and commercial real estate portfolio through its reputation in Sonoma and surrounding counties as an experienced business and real estate lender that facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan-to-value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

Construction loans equaled $38.7 million from $49.6 million at December 31, 2001. The Bank has continued to be committed to residential construction lending; however, the economic conditions have resulted in a softening of the demand for construction loans. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. The construction lending business is subject, to among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.

The Bank offers residential mortgages on a limited basis. The Bank has a small portfolio of consumer loans which equaled 0.3% of the total loan portfolio at June 30, 2002.


Allowance for Loan Losses

The allowance for loan losses equaled $5,889,000 at June 30, 2002, compared to $5,616,000 at December 31, 2001. At June 30, 2002 the allowance for loan losses equaled 1.3% of loans, net of the guaranteed portion of SBA loans. The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At June 30, 2002, there were five borrowers on non-accrual totaling $1,918,000 of which $1,562,000 was collateralized by real estate and the SBA guaranteed $1,162,000. There was one loan for $894,000 that was secured by real estate which was past due 90 days or more and still accruing interest. Loans past due 30 to 89 days totaled $7,870,000 of which $7,841,000 was collateralized by real estate and $1,315,000 was guaranteed by the SBA. On December 31, 2001, the Bank had $2,156,000 in non-accrual loans, and no loans past due 90 or more days and still accruing interest.

During the second quarter of 2002 there were $8,000 in loan charge offs and $27,000 in loan charge offs for the year-to-date. During the first six months of 2001 there was $24,000 in charge offs and no recoveries. The Bank has a low charge off experience compared to industry standards, but there is no guarantee that this will continue. The following is an analysis of the activity in the allowance for loan losses during the quarter and year-to-date.



(In thousands)                      Quarter ended       Six months ended
                                    June 30, 2002          June 30, 2001

Balance - Beginning of period              $5,747                 $5,616


Provision for loan losses                     150                    300


Charge offs                                    (8)                   (27)


Recoveries                                      -                      -
                                           ------                 ------

Balance - End of period                    $5,889                 $5,889
                                           ======                 ======




Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At June 30, 2002, the Bank was considered "well capitalized." The total risk-based capital ratios were 11.5% for the Bank and 11.5% for the Corporation.

A March 26, 2002, the Corporation declared a 5% stock dividend to shareholders of record on April 30, 2001.

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

Management expects that, in a declining rate environment, the Bank's net interest margin would tend to decline, and, in an increasing rate environment, the Bank=s net interest margin would tend to increase. On a monthly basis, management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in general interest rates of 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income and the value of the Bank=s equity is calculated by discounting cash flows associated with the Bank's assets and liabilities. The following table summarizes the simulated change in net interest income based on the twelve months ending December 31, 2002, given a change in general interest rates of 200 basis points up or down.


Change in                         Estimated          Estimated Change in
Interest Rate                Net Interest Income     Net Interest Income

                    +200                 $25,599                  $1,850
                    +100                  24,535                     786
           Base Scenario                  23,749                       -
                    -100                  22,857                    (891)
                    -200                  22,222                  (1,527)


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

Interest rate risk management is a function of the repricing characteristics of the portfolio of assets and liabilities. Interest rate risk management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate risk management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities in the current portfolio that is subject to repricing at various time horizons. The differences are known as interest rate sensitivity gaps.

The following schedule represents interest rate sensitivity profile as of June 30, 2002 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.

                                        Over 3        Over 1          Non-rate
Balance Sheet                           months         year          Sensitive
(in thousands)          Through3        through       through         or Over
                        3 months        1 year        5 years         5 years           Total
                        --------        -------       --------        -------           ------
      Assets

Fed funds sold &
certificates of deposit    $83,922                                                      $83,922

Investment securities                                    $646            $2,004         $ 2,650

Loans (net of discounts)   222,577     103,726       $145,032            63,325         534,660

Non-interest-earning
assets (net of allowance
for loan losses)                                                         24,983          24,983

                          --------    --------       --------           -------        --------
                          $306,499    $103,726       $145,678           $90,312        $646,215
                          ========    ========       ========           =======        ========

 Liabilities &
 Shareholders' Equity

Time Deposits
$100,000 and over          $26,396     $85,221        $26,818                          $138,435

All other interest
bearing liabilities        220,046     117,461         42,174            $1,790         381,471

Non-interest bearing
liabilities                                                              63,159          63,159

Other Liabilities &
Shareholders' Equity                                                     43,600          43,600
                          --------    --------       --------           -------        --------
                          $246,442    $202,682        $68,992          $128,099        $646,215
                          --------    --------       --------           -------        --------
Interest Rate
Sensitivity (1)            $60,057    ($98,956)       $76,686          $(37,787)
                          --------    --------       --------           -------
Cumulative Interest
Rate Sensitivity           $60,057    ($38,899)       $37,787              -
                          --------    --------       --------           -------


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

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Corporation was held on May 21, 2002. The following candidates received the votes indicated.

                                                        Withheld/Abstained/
                                    For                   Broker Non-Votes
         Clement C. Carinalli     3,525,605                       375
         Patrick R. Gallaher      3,525,605                       375
         William P. Gallaher      3,525,269                       711
         William E. Geary         3,525,605                       375
         James B. Keegan, Jr.     3,525,605                       375
         Dennis R. Hunter         3,525,605                       375
         Robert V. Pauley         3,521,378                     4,602

         All candidates were re-elected.

         No other matters were voted on at the meeting.

Item 5.  Other Information -None

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

Date: August 8, 2002


/s/Dennis R. Hunter                /s/ Partick R. Gallaher
-------------------                -----------------------
Dennis R. Hunter                   Patrick R. Gallaher
Chairman of the Board              Chief Accounting Officer