Form 10-Q
period 2002-09-30
NORTHERN EMPIRE BANCSHARES
filed 2002-11-14
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                       FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

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


                                NONE
     -------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


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

Title of class: Common Stock, no par value. Outstanding shares as of October 15, 2002: 4,177,547

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
     (Unaudited)
(dollars in thousands)
ASSETS
                                 September 30, 2002  December 31, 2001

Cash and equivalents:
Cash and due from banks                    $ 18,482           $ 16,726
Federal funds sold                           66,880             65,516
                                           --------           --------
Total cash and equivalents                   85,362             82,242
Interest-bearing deposits in banks              198                298
Investment securities available-for-sale        653                998
Federal Home Loan Bank stock, at cost         2,339                599
Federal Reserve Bank stock, at cost             165                163
Loans receivable, net                       569,596            466,529
Other real estate owned                         110                  -
Leasehold improvements and equipment, net       936              1,037
Accrued interest receivable and other assets  9,731              9,138
                                           --------           --------
Total assets                               $669,090           $561,004
                                           ========           ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                   $568,092           $502,137
Accrued interest payable and
 other liabilities                            2,944              2,768
FHLB advances                                46,779             11,802
                                           --------           --------
Total liabilities                           617,815            516,707
                                           --------           --------

Shareholders' equity:
Preferred stock, no par value;
 authorized, 10,000,000 shares;
 none issued or outstanding
Common stock, no par value;
 authorized, 20,000,000 shares;
 shares issued and outstanding,
 4,177,547 at September 30, 2002
 and 4,171,926 at December 31, 2001          27,500             21,946
Additional paid-in capital                      786                786
Accumulated other comprehensive
 income (loss)                                    9                 (1)
Retained earnings                            22,980             21,566
                                           --------           --------
Total shareholders' equity                   51,275             44,297
                                           --------           --------
Total liabilities and
  shareholders' equity                     $669,090           $561,004
                                           ========           ========

       See Notes to Consolidated Financial Statements

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2002 and 2001
(Unaudited)


                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                     2002     2001         2002    2001

(dollars in thousands, except per share data)
Interest income:
Loans                            $10,219   $10,647    $29,610   $32,617
Federal funds sold and
 investment securities               343       402        863     1,385
                                --------   -------    -------   -------

Total interest income             10,562    11,049     30,473    34,002
Interest expense                   4,224     5,297     11,707    16,321
                                --------   -------    -------   -------

Net interest income before
 provision for loan losses         6,338     5,752     18,766    17,681
Provision for loan losses            240       240        540       720
                                --------   -------    -------   -------

Net interest income after
 provision for loan losses         6,098     5,512     18,226    16,961
                                --------   -------    -------   -------

Other income:
Service charges on deposits          131        97        390       301
Gain on sale of loans                328       199        791       545
Other                                216       176        544       537
                                --------   -------    -------   -------
Total other income                   675       472      1,725     1,383
                                --------   -------    -------   -------
Other expenses:
Salaries and employee benefits     1,827     1,674      5,000     4,677
Occupancy                            280       248        802       697
Equipment                            148       157        446       448
Advertising and
 business development                108       117        355       349
Outside customer services             91       121        293       347
Director and shareholder expenses     64        67        241       212
Deposit and other insurance           84        75        244       221
Professional fees                    110        33        239       130
Other                                262       270        738       792
                                --------   -------    -------   -------
Total other expenses               2,974     2,762      8,358     7,873
                                --------   -------    -------   -------
Income before income taxes         3,799     3,222     11,593    10,471
Provision for income taxes         1,527     1,341      4,691     4,268
                                --------   -------    -------   -------
Net income                       $ 2,272   $ 1,881    $ 6,902   $ 6,203
                                ========   =======    =======   =======
Earnings per common share        $  0.54   $  0.45    $  1.65   $  1.49
                                ========   =======    =======   =======
Earnings per common share
  assuming dilution              $  0.48   $  0.41    $  1.46   $  1.37
                                ========   =======    =======   =======

         See notes to Consolidated Financial Statements



NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the nine months ended September 30, 2002 and 2001
(dollars in thousands)





                                                       2002       2001

Cash flows from operating activities:
Net income                                        $   6,902   $  6,203

Adjustments to reconcile net income to
 net cash provided by operating activities:
Provision for loan losses and OREO losses               540        720
Depreciation, amortization and accretion                324        314
FHLB stock dividends                                    (38)       (27)
Change in deferred loan fees and discounts             (438)      (704)
Change in deferred income taxes                          36       (333)
Tax benefit from stock options exercised                  -         44
Increase in interest receivable and other assets       (629)      (376)
Increase in accrued interest payable and
 other liabilities                                      176       (393)
                                                  ---------  ---------
Net cash provided by in operating activities          6,873      5,448
                                                  ---------  ---------
Cash flows from investing activities:
Purchase of  restricted securities                   (1,704)        (3)
Maturities of available for sale securities             354        978
Redemption of restricted securities
Net (increase) decrease in interest bearing deposits    100          -
Net increase in loans receivable                   (103,279)   (32,327)
Purchase of leasehold improvements
 and equipment, net                                    (223)      (467)
                                                  ---------  ---------
Net cash used in investing activities              (104,752)   (31,819)
                                                  ---------  ---------
Cash flows from financing activities:
Net increase in deposits                             65,955     34,025
Net increase (decrease) in FHLB advances             34,977      9,981
Payment of cash dividends                                (6)        (4)
Stock options exercised                                  73         65
                                                  ---------  ---------
Net cash provided by financing activities           100,999     44,067
                                                  ---------  ---------
Net increase in cash and cash equivalents             3,120     17,696
Cash and cash equivalents at beginning of year       82,242     49,527
                                                  ---------  ---------
Cash and cash equivalents at end of period        $  85,362  $  67,223
                                                  =========  =========
Supplemental cash flow information:
Interest paid                                     $  11,672  $  16,496
                                                  =========  =========
Income taxes paid                                 $   4,536  $   4,986
                                                  =========  =========
Other real estate owned acquired
 through foreclosure                              $     110  $       -
                                                  =========  =========
         See notes to Consolidated Financial Statements

Northern Empire Bancshares and Subsidiary
Notes to Consolidated Financial Statements

September 30, 2002

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Northern Empire Bancshares (the "Corporation") and Subsidiary (Sonoma National Bank) at September 30, 2002 and the results of operations for the three and nine months then ended.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2001 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results through December 31, 2002.

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












                           For the three months ended                    For the three months ended
                             September 30, 2002                              September 30, 2001
                                                         Per                                      Per
                            Income/        Shares/     Share        Income/       Shares/        Share
                          Numerator    Denominator    Amount      Numerator   Denominator       Amount
                          ---------    -----------    ------     ----------   -----------       ------
Net Income               $2,272,000                             $1,881,000
                          ---------                              ----------

EPS -Income available to
     common stockholders $2,272,000      4,174,498     $0.54    $1,881,000      4,163,158        $0.45
                         ----------                             ----------
Effect of Dilutive
 Securities -Stock
 Options                                   594,437                                383,105
                                       -----------                            -----------

EPS assuming dilution -Income
 available to common
 stockholders plus
 assumed conversion      $2,272,000      4,768,935     $0.48     $1,881,000     4,546,263        $0.41
                         ==========    ===========    ======     ==========   ===========       ======

                         For the nine months ended                           For the nine months ended
                            September 30, 2002                                   September 30, 2001
                                                         Per                                      Per
                            Income/        Shares/     Share        Income/       Shares/        Share
                          Numerator    Denominator    Amount      Numerator   Denominator       Amount
                          ---------    -----------    ------     ----------   -----------       ------
Net Income               $6,902,000                               $6,203,000
                         ----------                               ----------

EPS -Income available to
     common stockholders $6,902,000     4,174,366      $1.65      $6,203,000    4,162,663        $1.49
Effect of Dilutive
 Securities -Stock
 Options                                  558,765                                 352,857
                                       -----------                            -----------

EPS assuming dilution -Income
 available to common
 stockholders plus
 assumed conversion      $6,902,000     4,733,131      $1.46      $6,203,000    4,515,520        $1.37
                         ==========    ==========     ======      ==========   ==========        ======


Note 3 - Comprehensive Income

The Corporation's total comprehensive earnings presentation is as follows:
                                      For the three      For the nine
                                       months ended      months ended
                                      September 30,     September 30,
(dollars in thousands)
                                       2002    2001      2002    2001
                                       ----    ----      ----    ----
Net Income                           $2,272  $1,881    $6,902  $6,203
Other Comprehensive
 income (loss):
Change in unrealized holding
 gain (losses) arising during
 the period                               9      (4)       19      (3)
Income tax benefit (expense)             (3)      2        (9)      1
                                     ------  ------    ------  ------
Comprehensive income                 $2,278  $1,879    $6,912  $6,201
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


Summary of Financial Results

Total consolidated assets equaled $669,090,000 at September 30, 2002 compared to $561,004,000 at December 31, 2001. Net loans increased $103.1 million since year-end with $40.8 million occurring in the third quarter. Cash and equivalents equaled $85.4 million compared to $82.2 million at December 31, 2001.

Net income after tax for the first nine months of 2002 equaled $6,902,000 compared to $6,203,000 for the comparable period last year, an increase of 11.3%. The net income for the third quarter of $2,272,000 increased 20.8% over the third quarter of 2001 when net income equaled $1,881,000. The higher profit resulted mainly from increases in net interest income due to loan growth.

Net Interest Income

Net interest income (before the provision for loan losses) of $6,338,000 for the third quarter of 2002 increased 10.2% from $5,752,000 for the comparable period last year.

Interest income decreased to $10,562,000 for the third quarter of 2002 compared to $11,049,000 for the third quarter of 2001 due to the decline in yields on earning assets which equaled 6.63% in the third quarter of 2002 compared to 8.52% for the same quarter of 2001. The impact of the declining rates was mitigated by volume increases of $117.6 million in average earning assets when comparing average earning assets for the third quarter of 2002 to the third quarter of 2001. Average loans outstanding increased $83.7 million over the third quarter of 2001 while average investments, certificates of deposits and fed funds sold increased $33.9 million.

Interest expense decreased to $4,224,000 in the third quarter of 2002 from $5,297,000 in 2001. The major factor was the decrease in the average cost of funds to 3.10% for the third quarter of 2002 from 4.89% for the third quarter of 2001. The benefit of the lower interest rate environment was offset by the increase in average interest bearing liabilities (deposit and borrowings) of $111.3 million when comparing the third quarter of 2002 to 2001.

The average net interest margin equaled 3.98% during the third quarter of 2002 compared to an average margin for the third quarter of 2001 of 4.43% and 4.61% for the year ended December 31, 2001. The yield on average loans equaled 7.34% in the third quarter of 2002 compared to 9.01% for the same period last year, while the Bank's cost of funds decreased to 3.10% for the third quarter of 2002 from 4.89% for the third quarter of 2001. The decline in yields on earning assets and cost of funds resulted from decline in market rates due to general economic conditions.

Several factors impact the Bank's interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loans and other earning assets, non-accrual loan balances and mix of deposits and other funding sources.

* Changes in Market Interest Rates

Changes in economic condition and actions of Federal Reserve Board to reduce the Fed Funds and Discount rates have a direct impact on the Bank=s net interest margin since prime rate generally moves with Federal Reserve Board changes. During 2001, The Federal Reserve Board lowered the Discount and Fed Funds rates 11 times to 40 year lows with prime rate also declining 11 times following the Federal Reserve Board's actions. Prime rate declined to 4.75% on December 12, 2001and has remained at 4.75% through the third quarter of 2002. Prime was 9.50% at January 1, 2001 and declined to 8.00% at March 31, 2001, 6.75% on June 30, 2001, 6.00% at September 30, 2001 and 4.75 at December 31, 2001. The
rapid decline in prime rate had a negative impact on the Bank's net interest margin and continues to have a negative impact as loan products continue to reprice at lower rates depending upon their repricing schedule and index. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The full impact of rate changes on the Bank's earnings is not realized for several months, since not all loans or deposits reprice immediately. The Bank has $143.8 million in SBA section 7(a) loans which reprice based upon the prime rate on the first day of the calendar quarter. The Bank has $189.7 million adjustable rate loans, mainly commercial real estate loans, that are tied to the Eleventh District Cost of Funds Index
(COFI) which adjust at a slower pace. The COFI index was 2.76% for August 2002 (latest available) and 3.07% for December 2001 compared to 5.62% for December 2000. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise and benefits interest margin as rates decline. The rate of loan prepayments has increased as borrowers refinance to indexes which bear lower rates than loans tied to COFI or fixed rates.

Of the Bank's loan portfolio totaling $577.3 million at September 30, 2002, $274.4 million or 47.5% of total loans are adjustable rate loans, which have not reached a floor or ceiling rate. Approximately $212.1 million are prime-based loans, of which $67.8 million reprice immediately and $144.3 million reprice on a quarterly basis.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. The current low rates offered on deposits makes them less attractive to depositors.

Interest rates offered on deposits have been relatively stable during the since the first of this year and remain at historically low levels. The Bank had $134.9 million in Sonoma Investor Reserve accounts (money market rate deposit accounts). The cost of these deposits equaled 1.81% during the third quarter of 2002 compared to 3.25% for the third quarter last year.

The Bank has $351.7 million in time certificates of deposits. These accounts reprice at a slower pace. The cost of time deposits equaled 3.83% for the third quarter of 2002 compared to 5.93% in the third quarter of the preceding year. The benefit of lower rates on time deposits will continue to occur as certificates of deposits mature and are renewed at the lower rates offered on their maturity dates. The Bank has offered competitive market rates for deposits when compared to financial institutions in our area.

* Level of Loans Relative to Deposits

The Bank's ratio of loans to deposits averaged 98.8% in the third quarter of 2002 compared to 97.5% for the same period last year. A higher loan to deposit ratio has a beneficial impact on the Bank's net interest margin, since loans generally have a higher yield than other types of earning assets. The Bank has been able to increase the level of loans relative to deposits as a result of the large line of credit with the Federal Home Loan Bank (FHLB). FHLB provides a lower cost source of funds than deposits. The average cost of FHLB advances equaled 2.34% during the third quarter compared to the cost of time deposits, which equaled 3.15% during the same period.

* Mix of Loan and Earning Assets

The mix of loans influences the overall yield on loans. The largest loan growth occurred in real estate loans, which grew $82.9 million since December 31, 2001 to $367.7 million at this quarter's end. Commercial loans grew $29.2 million since December 31, 2001 (SBA loans, which generally are secured by real estate, are classified as commercial loans). This category has a higher yield than other types of loans. Construction loans decreased from $49.6 million at year-end to $35.8 million at the end of this quarter. Construction loans have higher yields than other real estate loans; however, they have declined due to the impact of the weaker economic conditions.

* Non-Accrual Loan Balances

Loans, which have been placed on non-accrual status also, impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of December 31, 2001 the Bank had $2,156,000 in non-accrual loans compared to $1,544,000 million at the end of this quarter. When a non-accrual loan pays off or is reinstated to accrual status the interest income is reinstated to income which has a positive effect on loan yields. At September 30, 2002 non-accrual loans equaled 0.27% of total loans. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

* Mix of Deposits and Other Funding Sources

The mix of funding sources determines the cost of funds for the Bank. Certificates of deposit reprice at the time the certificate matures which delays the benefit to the Bank's cost of funds in a downward interest market. Sonoma Investor Reserve accounts can be repriced weekly; and therefore, the benefit of falling interest rates is more immediate. Competition also is a factor in the repricing of certain deposit products. While prime rate drops immediately on loans it often takes longer to receive the same benefit when repricing market rate deposits due to competitive rates in our market area. The Bank also has a borrowing line with the Federal Home Loan Bank, which has been used, as a source of liquidity. The borrowing rates are often below rates offered on certificates of deposits and the Bank will be increasing the use of this line as a way to reduce its cost of funds.

The following is an analysis of the net interest margin:




                        Three months ended       Three months ended
                        September 30, 2002       September 30, 2001
                      Average                    Average
                      Balance  Interest Yield    Balance Interest  Yield
                     --------  -------- -----    ------- --------  -----
(dollars in thousands)
Earning assets (1)   $632,229  $10,562  6.63%   $514,624  $11,049  8.52%
Interest bearing
 liabilities          541,307    4,224  3.10%    430,028    5,297  4.89%
                                ------                     ------
Net interest income             $6,338                     $5,752
                                ======                     ======
Net Interest income
 to earning assets                      3.98%                      4.43%
                                        =====                      =====
(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.


                         Nine months ended        Nine months ended
                        September 30, 2002       September 30, 2001
                      Average                    Average
                      Balance  Interest Yield    Balance Interest  Yield
                     --------  -------- -----    ------- --------  -----
(dollars in thousands)
Earning assets (1)   $584,936   $30,473 6.97%   $501,899  $34,002  9.06%
Interest bearing
 liabilities          492,183    11,707 3.18%    419,947   16,321  5.20%
                                -------                   -------
Net interest income             $18,766                   $17,681
                                =======                   =======
Net Interest income
  to earning assets                     4.29%                      4.71%
                                        ====                       ====
(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 2002 and 2001. Changes not solely attributable to rate or volume have been allocated to rate.






                        For the three months ended September 30, 2002
                                    over September 30, 2001
(dollars in thousands)
                                           Volume   Yield/Rate   Total
                                           ------      ------    -----
Increase (decrease) in interest income:
   Portfolio loans                         $7,365     ($7,793)   ($428)
   Other earning assets                     1,175      (1,234)     (59)
                                           ------      ------    -----
Total increase (decrease)                   8,540      (9,027)    (487)
                                           ------      ------    -----
Increase in interest expense
   Interest-bearing transaction accounts      175        (638)    (463)
   Time deposits                            4,194      (4,981)    (787)
   Other borrowings                         1,415      (1,238)     177
                                           ------      ------    -----
Total increase                              5,784      (6,857)  (1,073)
                                           ------      ------    -----
Increase (decrease) in
 net interest income                       $2,756     ($2,170)    $586
                                           ======      ======    =====

                          For the nine months ended September 30, 2002
                                     over September 30, 2001
(dollars in thousands)
                                           Volume   Yield/Rate   Total
                                           ------      ------    -----
Increase (decrease) in interest income:
   Portfolio loans                         $5,318     ($8,325) ($3,007)
   Other earning assets                     1,106      (1,628)    (522)
                                           ------      ------    -----
Total increase (decrease)                   6,424      (9,953)  (3,529)
                                           ------      ------    -----
Increase  in interest expense
   Interest-bearing transaction accounts      365      (1,993)  (1,628)
   Time deposits                            2,203      (5,611)  (3,408)
   Other borrowings                         1,231        (809)     422
                                           ------      ------    -----
Total increase                              3,799      (8,413)  (4,614)
                                           ------      ------    -----
Increase (decrease) in
  net interest income                      $2,625     ($1,540)  $1,085
                                           ======      ======    =====


Provision for Loan Losses

The provision for loan losses equaled $240,000 for the three months ended September 30, 2002 and $540,000 for the first nine months of 2002 compared to $240,000 and $720,000 for the same periods in 2001. The provision is intended to maintain the Allowance for Loan Losses given the overall growth in loans and the level of non-accrual loans. For further discussion see Allowance for Loan Losses


Other Income

Other income is derived primarily from service charges, SBA loan sales, SBA loan servicing and sales of other real estate owned. Other income increased to $675,000 from $472,000 when comparing the third quarter of 2002 to the same period last year.

* Service Charges

Service charges on deposit accounts equaled $131,000 in the third quarter of 2002 compared to $97,000 for the same period last year. The increase relates to charges on analysis customers. The earnings credit rate has remained at a low level due to the declining interest rate environment. Analysis customers earn less on their average balance to cover the cost of services provided to them. If the earnings credit do not cover the cost of services they are charged a service fee. In addition, the Bank has added more businesses to the analysis program. The Bank also receives fees for safe deposit, visa, and other services.

* SBA Loan Sales and Loan Participations

In the third quarter of this year, the Bank sold the guaranteed portion of SBA loans totaling $4.7 million. The SBA loan sales resulted in $330,000 in gains on sale of SBA loans. During the third quarter of last year, the Bank sold the guaranteed portion of SBA loans totaling $2.9 million and recognized gains on those sales of $199,000. The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The premiums on loan sales remained at higher levels over those received in earlier quarters of last year. The average premium on sales in the third quarter of 2002 equaled 7.0%. Premiums are market driven based upon factors such as rate of prepayment of SBA loans experienced throughout the country. There is no guarantee that premiums will continue at the current level.

During the third quarter, the Bank participated $1.4 million in commercial real estate loans to other California financial institutions. These participations are treated as loan sales and due to the terms of the participations the Bank recognized a loss of $2,000 on these sales. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to participate loans. During the third quarter of 2002, loan growth was strong and the funds from these transactions were used to fund new loan growth.

* SBA Loan Servicing

SBA servicing fees totaled $73,000 during the third quarter of 2002, compared to fees of $72,000 recorded in the third quarter of last year. The income varies depending on the fee income calculated based upon the payments received during the period and the size of the portfolio serviced. The serviced portfolio equaled $37.8 million at September 30, 2002 compared to $34.0 million at September 30, 2001.

* Sales of Other Real Estate Owned

During the third quarter of 2002, the Bank foreclosed on real estate located in Phoenix, Arizona which supported an SBA loan. This property was recorded at $110,000 and a small charge off was taken at the time of foreclosure. The Bank has a 75% guarantee from the SBA on this property. This is the only other real estate owned (OREO) held by the Bank at September 30, 2002. There were no sales of OREO during the third quarter of 2002 or 2001.

Non-Interest Expenses

The Bank's non-interest expenses increased to $2,974,000 for the third quarter of this year compared to $2,762,000 from the third quarter of 2001. This increase was anticipated since the Bank has continued to grow at a rapid rate.

* Salaries and Employee Benefits

The Bank's largest expense category is salaries and benefits which increased 9.1% to $1,827,000 up from $1,674,000 for the third quarter of 2001 The Bank's full time equivalent (FTE) staff level has increased to 113 in September 2002 from 105 in September 30, 2001. The Bank hired an Executive Vice President in charge of Corporate Development, a new branch manager for the Main Branch, staff for the new branch in Sonoma and several new loan support employees to manage the high loan volume. Incentive payments continue at a high level due to growth in the loan portfolio. Personnel costs are also affected by annual salary increases and changes in benefit costs and are expected to continue to increase as the Bank grows.

* Occupancy and Equipment

Occupancy expenses increased 5.7%, mainly due to rent increases on existing facilities and special billings for cost increases on maintaining the properties as called for in the lease agreements. The Bank is currently working on tenant improvements for a new branch located in the city of Sonoma, California, which opened on October 15. In August 2001, the Bank relocated its computer operations to a separate location, which has increased our occupancy costs relative to the third quarter of 2001. Equipment costs decreased slightly to $148,000 from
$157,000 for the third quarter last year.   Bank continues its
commitment to upgrade computer equipment and operations and it is expected that equipment costs increase as the Bank grows.

* Deposit and Other Insurance

Deposit and other insurance of $84,000 increased from $75,000 for the same period of last year. The increase results from growth of the Bank, which determines the regulatory assessments. There is no assurance that regulatory assessments will continue at the current low level. The cost of other insurance is included in this category.

* Professional Services

Professional fees increased to $110,000 for the third quarter of 2002 up from $33,000 for the same period last year. The majority of the increase results from legal costs on problem loans requiring which required outside counsel (See discussion on Allowance for Loan Losses). Other professional services vary depending upon the scheduling of other contracted services such as loan reviews, tax services, and other consulting services. The Bank has increased the use of consultants to assist in special projects such as interest rate risk and deposit decay analyses. It is expected that this trend will continue.

* Business Development and Advertising

Advertising and business development costs, which vary depending on the timing of loan and deposit promotions, was relatively unchanged at $108,000 for the quarter compared to $117,000 in the third quarter of 2001.

* Outside Customer Services

Outside customer services declined 24.8% to $91,000. This decline resulted from a change in the analysis activity of one large analysis account. This analysis account was closed during when that company was sold to a company not located in Sonoma County. The Bank pays for certain direct costs (i.e.: payroll services, escrow fees, etc.) which are expensed. The analysis customer receives earnings credits based upon their deposit account balances which can be used to offset these charges. The customer is charged a bank service fee if their earnings credits do not cover the costs.

* Shareholder and Director Expenses

Third quarter expenses for shareholder and director expenses equaled $64,000, relatively unchanged from $67,000 for the third quarter of last year. Included in this category are directors' fees for attending Board, Loan Committee, Asset Liability Committee (ALCO), Executive Committee, Audit Committee and Personnel Committee meetings. It is expected that these expenses will increase due to the increased responsibilities of directors due to recent regulatory changes. The Bank has increased the frequency of ALCO meetings and expects to have more Executive and Audit Committee meetings. In addition, the fee for ALCO meetings was increased to $500 per meeting in recognition of the expanded responsibilities of ALCO members. The cost of the Corporation's annual report, transfer agent fees and other costs of communicating with shareholders is included in this expense category.

* Other Expenses

Other expenses, which includes stationery and supplies, telephone, postage, loan expenses, dues and subscriptions and automobile costs were relatively unchanged at $262,000 in the third quarter of 2002 compared to $270,000 for the same period in 2001. The Bank continues to closely monitor operating expenses as part of the Bank's overall cost controls.

Total non-interest expenses for the SBA lending department for the third quarter of 2002 was approximately $549,000 ($390,000 in personnel costs, $59,000 in occupancy and equipment expenses, $17,000 in marketing/business development and $93,000 in other expenses) compared to $655,000 for the third quarter of 2001. The decline in department's cost relate to the cost recovery allocations on new loans due to the large volume of new loans during the third quarter of this year compared to last year. The SBA department's loan portfolio includes $181.6 million of SBA section 7(a) loans and $161.8 of commercial real estate and other loans of which $37.8 million has been sold and is being serviced.

Income Taxes

The effective tax rate was 40.2% for the third quarter of 2002 compared to 41.6% for the comparable quarter last year. The reduction in the effective tax rate results from projected tax savings associated with the favorable tax treatment of interest on loans in enterprise zones. The provision for the third quarter of 2002 was $1,527,000 versus $1,341,000 for the same period last year. The increase resulted from the increase in pre-tax income during the comparable quarters.

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

Cash and due from banks and federal funds sold totaled $85.4 million or 12.8% of total assets at September 30, 2002, compared to $82.2 million
or 14.7% of total assets at December 31, 2001.   The Bank sold $4.7
million in SBA loans and participated $1.4 million in commercial real estate loans during the third quarter of 2002 to increase the Bank's liquidity. As of September 30, 2002 the Bank held $83.1 million in SBA guaranteed loans which could be sold if additional liquidity was needed.

At September 30, 2002, the Bank had unused federal funds lines of credit totaling $11 million. The Bank also has a credit line with the Federal Home Loan Bank (FHLB) which is based upon the value of collateral (investments and loans). The Bank has collateral pledged which would allow the Bank to borrow up to $110.6 million. As of September 30, 2002, the Bank had borrowed $46.8 million leaving $63.8 million available for future liquidity needs. The Bank could borrow an amount equal to 25% of our assets, assuming that collateral values would
support that level of borrowings.   Management believes this amount of
secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At September 30, 2002, the Corporation had non-interest and interest bearing cash balances of $296,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the third quarter of 2002 total deposits increased by $11.1 million to $568.1 million at September 30, 2002.

Money market deposits totaling $134.9 million at September 30, 2002 have declined from $137.8 at December 31, 2001. This is a limited transaction account with a discretionary rate, which is set by management. The decline in this account and non-interest bearing deposits resulted from the loss of a large title company account which had maintained large average balances (averaging more than $15 million). The rate offered on this account dropped significantly during the first quarter of this year as a result of the declining rate environment. The lower rates offered have negatively impacted the growth of this account. There has also been increased competition in our market area for these types of funds with local financial institutions offering high rates on money market accounts. The Bank's customers have held their funds in this deposit product rather than locking into a specific maturity since the certificate of deposit rates, especially for short term maturities, have been comparable.

Certificates of deposits increased to $351.7 million from $281.5 million as of September 30, 2001. The Bank has increased certificates of deposit by offering attractive rates on certificates for specific terms. The Bank has been successful in retaining the majority of funds received through certificate advertising campaigns; however, with the lower rate environment deposits have become more volatile. Depositors are negotiating rates based upon specials offered in the local market, and there is increased competition for these deposits.

As of September 30, 2002, non-interest-bearing deposits equaled $54.7 million compared to $59.4 million at December 31, 2001. The Bank's transaction accounts have increased volatility than other types of deposit accounts since large business accounts transfer funds depending upon their business activity.

The low interest rate environment over the last nine months and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $569.6 million at September 30, 2002 compared to $466.5 million at December 31, 2001, increasing 22.1% over year-end and 22.6% over the September 30, 2001 balance of $464.8 million.

The following is an analysis of the loan portfolio.
                                   September 30,     December 31,
                                       2002              2001
                                      --------          --------
Type of Loan
(in thousands)
  Commercial                          $166,957          $137,711
  Real Estate Construction              35,843            49,604
  Real Estate Other                    367,694           284,782
  Installment Loans to Individuals       6,756             2,052
                                      --------          --------
                                       577,250           474,149
Deferred loan fees and discount         (1,566)           (2,004)
Allowance for loan losses               (6,088)           (5,616)
                                      --------          --------
TOTAL                                 $569,596          $466,529
                                      ========          ========

The SBA loan program continued to be a popular program and competition has continued to be strong in our market area. At September 30, 2002, loans with SBA guarantees equaled $143.8 million, net of $37.8 million in SBA loans sold and being serviced by the Bank. The majority of the Bank's SBA loans are secured by real estate; however, these loans are reported as commercial loans. SBA loans have the same underwriting requirements, as the Bank's other loans. They are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the federal program could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans currently held by the Bank which could be sold in the secondary market increased to $94.8 million at September 30, 2002 from $71.9 million at September 30, 2001.

The Bank continues to emphasize commercial and real estate lending. At September 30, 2002, 28.9% of the loans held for investment were commercial loans and 69.9% were real estate and construction loans, compared to 29.0% and 70.5% respectively at December 31, 2001. The Bank has increased the commercial and commercial real estate portfolio through its reputation in Sonoma and surrounding counties as an experienced business and real estate lender that facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan-to-value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

Construction loans equaled $35.8 million from $49.6 million at December 31, 2001. The Bank has continued to be committed to residential construction lending; however, the economic conditions have resulted in a softening of the demand for construction loans. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. The construction lending business is subject, to among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.

The Bank offers residential mortgages on a limited basis. The Bank has a small portfolio of consumer loans, which equaled 1.2% of the total loan portfolio at September 30, 2002.


Allowance for Loan Losses

The allowance for loan losses equaled $6,088,000 at September 30, 2002, compared to $5,616,000 at December 31, 2001. At September 30, 2002 the allowance for loan losses equaled 1.3% of loans, net of the guaranteed portion of SBA loans. The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At September 30, 2002, there were four borrowers on non-accrual totaling $1,544,000 of which $1,217,000 was collateralized by real estate and the SBA guaranteed $662,000. There were no loans that were past due 90 days or more and still accruing interest. Loans past due 30 to 89 days totaled $6,559,000 of which $6,051,000 was collateralized by real estate and $714,000 was guaranteed by the SBA. On December 31, 2001, the Bank had $2,156,000 in non-accrual loans, and no loans past due 90 or more days and still accruing interest.

During the third quarter of 2002 there were $41,000 in loan charge offs and $68,000 in loan charge offs for the year-to-date. During the third quarter of 2002, and year-to-date, recoveries totaled less than $1,000. During the first nine months of 2001 there was $24,000 in charge offs and no recoveries. The Bank has a low charge off experience compared to industry standards, but there is no guarantee that this will continue. The following is an analysis of the activity in the allowance for loan losses during the quarter and year-to-date.




(dollars in thousands)
                                    Quarter ended     Nine months ended
                               September 30, 2002    September 30, 2002
                               ------------------    ------------------
Balance - Beginning of period              $5,889                $5,616
Provision for loan losses                     240                   540
Charge offs                                   (41)                  (68)
Recoveries                                      -                     -
                                           ------                ------
Balance - End of period                    $6,088                $6,088
                                           ======                ======
Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At September 30, 2002, the Bank was considered "well capitalized." The total risk-based capital ratios were 11.2% for the Bank and 11.3% for the Corporation.

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


 Change in Interest          Estimated            Estimated Change in
Rate in basis points     Net Interest Income      Net Interest Income

      +200                  $24,954,000               $947,000
      +100                   24,470,000                463,000
Base Scenario                24,007,000                     -
      -100                   23,574,000               (433,000)
      -200                   23,197,000               (810,000)


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

The following schedule represents interest rate sensitivity profile as of September 30, 2002 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.










Balance Sheet
(dollars in thousands)
                                                                      Non-rate
                                              Over 3        Over     Sensitive
                                              months       1 year       or
                                Through      through      through     Over 5
                               3 months       1 year      5 years      years       Total
                               --------     --------     --------    --------     ------
Assets
Fed funds sold & certificates
  of deposit                    $66,880         $198                             $67,078
Investment securities                            653                   $2,504      3,157
Loans (net of discounts)        248,521      105,391     $142,561      79,211    575,684
Non-interest-earning assets
(net of allowance for
  loan losses)                                                         23,171     23,171
                               --------     --------     --------    --------     ------

                               $315,401     $106,242     $142,561    $104,886   $669,090
                               --------     --------     --------    --------     ------
Liabilities & Shareholders'
  Equity
Time Deposits $100,000 and over $36,793      $83,280      $28,648               $148,721
All other interest-bearing
  liabilities                   203,621      142,285       63,784      $1,779    411,469
Non-interest bearing
  liabilities                                                          54,681     54,681
Other Liabilities &
  Shareholders' Equity                                                 54,219     54,219
                               --------     --------     --------    --------     ------

                               $240,414     $225,565      $92,432    $110,679   $669,090
                               --------     --------     --------    --------     ------

Interest Rate Sensitivity(1)    $74,987    ($119,323)     $50,129    ($5,793)
Cumulative Interest
  Rate Sensitivity              $74,987     ($44,336)      $5,793     $ -0-


(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.


Item 4.   Controls and Procedures

Within the 90 day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 ( c ). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Company which is required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

10 (a)  Indemnification Agreement between David Titus and Sonoma
        National Bank.

b.  Reports on Form 8-K  -  None






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN EMPIRE BANCSHARES

Date: November 12, 2002



/S/ James B. Keegan, Jr.         /s/ Patrick R. Gallaher
------------------------         ------------------------
James B. Keegan, Jr.               Patrick R. Gallaher
President                         Chief Accounting Officer


Section 302 Certification

I, James B. Keegan, Jr., certify that:

1. I have reviewed this quarterly report on Form 10q Northern Empire
    Bancshares;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"0; and


   c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November     ,2002
Signature
/s/ James B. Keegan, Jr.
-------------------------------
James B. Keegan, Jr., President




Section 302 Certification

I, Patrick R. Gallaher, certify that:

1. I have reviewed this quarterly report on Form 10q Northern Empire
   Bancshares;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"0; and

   c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November     ,2002
Signature

/s/ Patrick R. Gallaher
--------------------------------------------
Patrick R. Gallaher, Chief Financial Officer






Exhibit 1




SECTION 906 CERTIFICATION



The undersigned each certify that:

1. They are the duly appointed Chief Executive Officer and Chief
   Financial Officer, respectively, of Northern Empire Bancshares, a
    California Corporation ("the Company"); and

2. To his best knowledge and belief, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and to which the Certification is attached as Exhibit 1, fully complies with the requirements of Sections 13(a) or 15(d) of the Securities and Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Northern Empire Bancshares.



Date:  November    , 2002





/s/ James B. Keegan, Jr.      /s/ Patrick R. Gallaher
-------------------------     -------------------------
James B. Keegan, Jr.           Patrick R. Gallaher
    President                  Chief Financial Officer