Form 10-K
period 2002-12-31
NORTHERN EMPIRE BANCSHARES
filed 2003-03-26
CIK 746253

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

          [X]  ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Year Ended December 31, 2002

        [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
           For the transition period from___________to__________

                     Commission File Number 2-91196(1)

                        NORTHERN EMPIRE BANCSHARES
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

     CALIFORNIA                                       94-2830529
-------------------------------            ---------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)             Identification Number)

                            801 Fourth Street
                     Santa Rosa, California 95404
                ---------------------------------------
                (Address of principal executive offices)

                             (707) 579-2265
           --------------------------------------------------
          (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes   X
No_____.
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
      Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  Yes   X    No ___
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $91,572,445 as of June 28, 2002. Shares held by directors and executive officers have been excluded in that such persons may be deemed to be "affiliates." Such determination of affiliate status is not necessarily a conclusive determination for other purposes.
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 4,180,914 shares, as of February 28, 2003.

                   DOCUMENTS INCORPORATED BY REFERENCE:
                              Not Applicable.

(1) Registrant filed a registration statement, on Form S-1, under File Number 2-91196, and the Post Effective Amendment No. 8 to the registration statement was declared effective on November 23, 1988.




                            TABLE OF CONTENTS



                Part I

Item 1.         Business                                                  3

Item 2.         Properties                                               15

Item 3.         Legal Proceedings                                        15

Item 4.         Submission of Matters to a Vote of Security Holders      15

                Part II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters                                      16

Item 6.         Selected Financial Data                                  19

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operation                       21

Item 7A.        Quantitative and Qualitative Disclosures
                about Market Risk                                        45

Item 8.         Financial Statements and Supplementary Data              47

Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                      48

                Part III

Item 10.        Directors and Executive Officers of the Registrant       48

Item 11.        Executive Compensation                                   49

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management                                               51

Item 13.        Certain Relationships and Related Transactions           53

Item 14.        Controls and Procedures                                  53

                Part IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on
                Form 8-K                                                 54

                                 PART 1


Forward-Looking Statements

This report contains "forward-looking statements" as defined in section 27A of the Securities Act of 1933, and section 21E of the Securities Exchange Act of 1934, which includes statements such as projections, plans and objectives and assumptions about the future, and such forward looking statements are subject to the safe harbor created by these sections. Although the Corporation and the Bank have based their plans and projections on certain assumptions, there can be no assurances that its assumptions will be correct, or that its plans and projections can be achieved. Many factors, risks and uncertainties could cause the actual results, amounts or events to differ materially from those the Corporation and the Bank expect to achieve or occur. Such factors, risks and uncertainties include, but are not limited to the following:

     Changes in the market interest rates and volatility of rate sensitive loans and deposits. Changes in interest rates impact the demand for new loans, the rates received on loans and securities and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have an adverse effect on the business, financial condition and results of operations of the Corporation and the Bank.

     Competitive pressures in the banking industry. The banking business is highly competitive, and competition among financial institutions for all types of financial products and services is expected to increase. The ability of the Bank to compete in the future will depend on the nature and level of future competition.

     Changes in the legislative and regulatory environment.
     Banks and bank holding companies are subject to extensive supervision and regulation. The banking business is also affected by the monetary and fiscal policies of the United States government and the Federal Reserve Board. The future regulatory environment may significantly affect the Bank's business.

     Declines in the national or regional economy. A worsening of economic conditions could reduce the demand for loans, cause credit quality deterioration and/or result in a decline in the value of real estate collateral securing a substantial portion of the Bank's loans. Any of these factors could have an adverse impact on the Bank's financial condition.



     Changes in the U.S. Small Business Administration program.
     The Bank makes a significant portion of its commercial loans through the U.S. Small Business Administration program, which guarantees a portion of such loans, and the Bank generates income through the sale of such loans. Changes in the Small Business Administration program could have an adverse effect on the Bank's business.


ITEM 1.         Business

            General

Northern Empire Bancshares (the "Corporation") was incorporated as a California corporation on June 8, 1982 for the purpose of becoming a bank holding company of Sonoma National Bank (the "Bank"). On April 27, 2000, the Corporation made an election to become a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999. The Corporation's executive offices are located at 801 Fourth Street, Santa Rosa, California, and its telephone number is (707)579-2265.

Due to technical difficulties the Form 10-K is not available on the web site for Sonoma National Bank. A copy may be obtained by contacting Jane
M. Baker at Northern Empire Bancshares at 801 Fourth Street, Santa Rosa, California 95404 or by telephone (707) 579-2265.

The Corporation's sole subsidiary is the Bank and its activities are the commercial banking activities engaged in through the Bank and some lending through loan participations with the Bank. As a financial holding company, the Corporation may in the future invest in subsidiaries which are permissible for a financial holding company, subject to the required approvals of the Federal Reserve Board. However, the Corporation has no present plans to make any such additional investments and there can be no assurance that it will do so in the future.


The Bank was organized as a national banking association on March 27, 1984 and commenced operations on January 25,1985. It currently has seven banking offices in California:

   1. Main Office located at 801 Fourth Street, in the central business district of Santa Rosa, California,
   2. Oakmont Branch located in the Oakmont area of Santa Rosa, approximately 5 miles east of the main office,
   3.   West College Branch office in west Santa Rosa,
   4. Windsor Branch located in Windsor,approximately 5 miles north of the main office,
   5. Sebastopol Branch office located in Sebastopol,approximately 5 miles west of the main office,
   6. Petaluma Branch located in Petaluma, approximately 15 miles south of the main office, and
   7. Sonoma Branch located in Sonoma, approximately 20 miles east of the main office.


The Bank also has loan production offices in the following locations:

   1. Santa Rosa Loan Center located at 815 Fifth Street, in the central business district of Santa Rosa, California,
   2. Sacramento Office located at 1851 Heritage Lane, Suite 128, Sacramento, California,
   3.   Sacramento Office located at 7311 Greenhaven Drive,
        Suite 180, Sacramento, California,
   4.   San Rafael Office located at 901 Tamalpais Avenue,
        Suite 200, San Rafael, California,
   5.   Walnut Creek Office located at 2910 Camino Diablo,
        Suite 215C, Walnut Creek, California, and
   6. Phoenix Office located in the Biltmore Financial Center at 2398 East Camelback Road, Suite 615,Phoenix, Arizona.

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

Within the Loan Department are groups of lenders which specialize in commercial, construction and SBA lending. SBA loans are funded by the Bank and then the Bank may, at its option, sell the portion of the loan guaranteed by the SBA (generally 70% to 85% of the total loan amount, depending on the purpose and term of the loan). When a SBA loan is sold, the Bank retains the unguaranteed portion of that loan and the right to service the loan. Income from loan sales is recorded in non-interest income. The SBA program is subject to budgetary restrictions and other revisions by the government which could have a negative impact on the Bank's profit. See,"Management's Discussion and Analysis of
Financial Condition and results of Operation, Non-Interest Income." The Bank is designated as a "Preferred Lender" by the SBA. This means that it may fund a loan without credit review and underwriting performed by the SBA. Certification as a Preferred Lender means that the Bank has a competitive advantage by being able to provide a quick response to loan applications.

            Market Area

The Bank's primary market area and source of most of its loan business, except for SBA lending, is Sonoma County and the greater Bay Area. During 2002, SBA loans were generated throughout California and in Arizona. The Bank has expanded its lending territory for construction loans, commercial real estate loans and loans made under the programs of the SBA. The Bank has SBA loan production facilities in Phoenix, Arizona and San Rafael, Sacramento, and Walnut Creek, California. The primary market area for deposit business is Sonoma County.

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

The earnings and growth of the Bank are affected not only by local market conditions and general economic conditions,but also by government monetary and fiscal policies. Such policies influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Bank cannot be predicted.

At present, there are approximately 108 banking offices and offices of savings and loan associations in the Sonoma County market area and a substantially greater number of such offices in the greater Bay Area, including offices of major chain banks, of smaller independent banks and savings and loan associations. The Bank attempts to compete by offering personalized and specialized services to its customers. In the Sonoma County market area, the Bank's promotional activities emphasize the advantages of doing business with a locally owned, independent institution attuned to the particular needs of the community.

The Bank has experienced increased competition from major banks and local community banks in making SBA loans,especially in California. Most of our local SBA competitors also have Preferred Lender status from the SBA, and they often offer more attractive rates on SBA loans than the Bank can. We expect this trend to continue. There can be no assurance that the Bank will continue to increase its SBA loan portfolio or continue to make a significant number of SBA loans.

Certain statistical information concerning the Bank and the Corporation is provided at "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operation".

Employees

At December 31, 2002 the Bank had 108 full-time and 19 part-time employees.

Supervision and Regulation

Banks and bank holding companies are subject to extensive supervision and regulation under both federal and state laws and regulations. The primary purpose of these laws and regulations is the protection of depositors, consumers and the federal deposit insurance fund, and not the protection of shareholders. The following description summarizes the regulatory environment and some of the laws to which the Corporation and the Bank are subject. The summary is not intended to be a discussion of all applicable laws and regulations and is qualified in its entirety by reference to specific statutes and regulations. The laws and regulations applicable to banks and bank holding companies are constantly changing and evolving and new laws and regulations are frequently introduced.
The banking business is also affected by the policies and interpretations of regulatory authorities. It is not possible to predict the impact of future changes in the regulatory environment on the business and operations of the Corporation and the Bank.

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

(a) Sarbanes-Oxley Act of 2002. President Bush signed the Sarbanes-Oxley Act of 2002 into law on July 30,2002. This new legislation establishes a comprehensive framework that affects the corporate governance and reporting requirements of companies that file reports with the Securities and Exchange Commission and provides accounting oversight of the accounting firms that audit them. Among other things, the Sarbanes-Oxley Act limits the scope of consulting services that auditors can offer their reporting company audit clients;

       imposes a range of new criminal penalties for fraud and other wrongful acts and extends the period during which certain types of lawsuits can be brought against a company or its insiders;

       expands certain disclosure requirements for reporting companies and requires the maintenance of internal controls and procedures and disclosures regarding those controls and procedures;

       requires officer certifications of a reporting company's financial statements in quarterly, annual and other reports to the Securities and Exchange Commission; and creates an accounting oversight board that is empowered to set auditing quality control and ethics standards.

The Sarbanes-Oxley Act requires the Securities and Exchange Commission to adopt regulations to implement certain of its requirements. Numerous regulations have been adopted to date and others are expected to be adopted in the future.

(b) USA Patriot Act of 2001. The USA Patriot Act of 2001 contains new anti-money laundering and financial transparency laws, in addition to the laws and regulations theretofore in effect. The USA Patriot Act requires, among other things, certain additional due diligence and record keeping practices for financial institutions that administer or maintain private bank accounts for non-U.S. persons and imposes standards for verifying customer identification at account opening. The statutory requirements are to be implemented by regulations issued by the U.S. Department of the Treasury.

(c) Financial Services Modernization. Major financial services modernization legislation was enacted in November 1999, known as the Gramm-Leach-Bliley Act ("1999 Act"). This legislation removed barriers that theretofore separated banks, securities firms and other types of financial institutions. Effective March 11, 2000, the 1999 Act established a new type of holding company, a "financial holding company," that may engage in "financial activities" not permitted to bank holding companies and that have the authority to affiliate with companies engaged in such activities. "Financial activities" are to be determined by the Board in coordination with the Secretary of the Treasury, and may include activities that are financial in nature, incidental to an activity that is financial in nature, or complimentary to a financial activity and that do not pose a safety and soundness risk. The 1999 Act enumerates activities considered financial in nature (in addition to those already permitted to bank holding companies), including underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker; providing investment or financial advice; underwriting, dealing in or making markets in securities; and merchant banking (subject to certain limitations).

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

The 1999 Act has resulted or is expected to result in new or revised regulations for such matters as (1) newly authorized activities for bank holding companies and financial holding companies, (2)financial privacy,
(3) customer protections for bank insurance sales, (4) the Community Reinvestment Act, (5) overseas activities of bank holding companies, (6) bank derivatives transactions and intra-day credit, (7) activities allowed in national bank operating subsidiaries, and (8) broker-dealer registration requirements for bank sales of new hybrid products.

(d)   Dividends Payable by the Corporation   Holders of Common Stock of the
Corporation are entitled to receive dividends as and when declared by the Board of Directors out of funds legally available therefore under the laws of the State of California. Under California law, the Corporation is prohibited from paying dividends unless: (a) the amount of its retained earnings immediately prior to the dividend payment equals or exceeds the amount of the dividend; or (b) immediately after giving effect to the dividend (i) the sum of its assets would be at least equal to 125 percent of its liabilities and (ii) its current assets would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125 percent of its current liabilities.

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

The Corporation's ability to pay dividends on its Common Stock is subject to the rights of senior security holders and lenders, which will include the holders of preferred stock in the future if preferred stock is issued. Dividend payments will also be dependent upon its separate liquidity needs. See Item 7,"Management's Discussion and Analysis of Financial
Condition." In that regard, Federal and state statutes, regulations and policies impose restrictions on the payment of management fees and cash dividends by the Bank to the Corporation.

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


Ratio Category                     Total Risk-Based  Tier 1 Risk-Based   Leverage
---------------                    ----------------  -----------------   --------
Well Capitalized*                  10% or above      6% or above         5% or above
Adequately Capitalized             8% or above       4% or above         4% or above**
Undercapitalized                   Less than 8%      Less than 4%        Less than 4%
Significantly Undercapitalized     Less than 6%      Less than 3%        Less than 3%
Critically Undercapitalized        -                 -                   2% or less

      * In addition, the institution must not be subject to any written capital order or directive to meet and maintain a specific capital level.
      ** 3% instead of 4% if the institution has the highest rating under the CAMEL rating system.

FDICIA also permits the banking agencies essentially to downgrade an institution to the next lower category (but not into the category of critically undercapitalized) if it determines that the institution is in an unsafe or unsound condition, or is engaging in an unsafe or unsound practice. An institution that has received a less- than-satisfactory rating in its most recent examination report for assets, management, earnings or liquidity may be deemed to be engaged in an unsafe and unsound practice. Except for a finding based on a less-than-satisfactory rating, the institution is entitled to prior written notice and an opportunity to respond to its regulator's finding that it is in an unsafe or unsound condition or is engaging in such practices.

Based on its capital position at December 31, 2002, the Bank is considered well capitalized.

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

An institution that is critically undercapitalized is subject to mandatory restrictions that are even more severe,and seizure within time limits designated by statute. In general, the federal regulator is required to seize an institution within 90 days of its becoming critically undercapitalized,unless the regulator can document that another course of action will better achieve the purposes of this section. The FDIC is required to restrict the activities of a critically undercapitalized institution, beyond the degree of limitations specified above for institutions that are significantly undercapitalized.

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

The Bank is at this time considered well capitalized and not in a "troubled condition," and it is not, therefore,subject to the brokered deposit limitations.

(d) Risk-Based Deposit Insurance Assessments. In addition, FDICIA requires the FDIC to develop and implement a system to account for risks attributable to different categories and concentrations of assets and liabilities in assessing deposit insurance premiums. Under this system, each bank's deposit insurance premium assessment is calculated based on a risk-based assessment program.

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

The capital totals of the Corporation and the Bank, as of December 31, 2002, exceeded the amounts of capital required under the regulatory guidelines to be well capitalized as shown in Footnote 13 of the Financial Statements, entitled Regulatory Capital Requirements, Item 8.

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

Regulatory restrictions and other information guidelines with respect to the payment of dividends by the Bank are contained in Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters.", below.

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

The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Economic Growth Act"), discussed in more detail below, includes protection for lenders from liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (ACERCLA"). The Economic Growth Act adds a new section to CERCLA to specify the actions a lender may take with respect to lending and foreclosure activities without incurring environmental clean-up liability or responsibility. Typical contractual provisions regarding environmental issues in the loan documentation and due diligence inspections will not lead to lender liability for clean-up, and a lender may foreclose on contaminated property, so long as it merely maintains the property and moves to divest it at the earliest possible time.

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

Americans With Disabilities Act

The Americans With Disabilities Act ("ADA") enacted by Congress, in conjunction with similar California legislation, may have an impact on banks and their cost of doing business. The legislation requires employers with 15 of more employees and all businesses operating "commercial facilities" or "public accommodations" to accommodate disabled employees and customers. The ADA has two major objectives (1) to prevent discrimination against disabled job applicants, job candidates and employees and (2) to provide disabled persons with ready access to commercial facilities and public accommodations. Commercial facilities, such as the Bank, must ensure all new facilities are accessible to disabled persons, and in some instances may be required to adapt existing facilities to make them accessible, such as ATM's and bank premises.

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

The Gramm-Leach-Bliley Act of 1999 requires financial institutions to provide further customer protections regarding the sharing or selling of nonpublic personal information, including disclosure by an institution of its policies regarding confidentiality and security of such personal information and further requirements regarding notices to customers and the customer's opportunity to exercise a non-disclosure option. Disclosure of the Bank's policies and practices regarding disclosure is to be made at the time a customer relationship is established and not less than annually during the continuation of the relationship. Effective July 1, 2001, federal banking agencies have established standards and guidelines for financial institutions to follow relating to administrative, technical and physical safeguards for customer records and information. Financial institutions are required to establish an information security program to assess and control risks to customer information, including overseeing their service provider arrangements to protect the security of customer information maintained or processed by service providers.

Existing California state law provides protection against furnishing customer information to third parties and law enforcement officials. There is new legislation introduced in California from time to time which would require financial institutions to provide additional notices or information to customers or take additional steps to protect customer information. The Gramm-Leach-Bliley Act permits states to adopt privacy laws which are more strict and to provide greater privacy protection than its own provisions in protecting customer information.

(d)          Deposit Insurance Reform.   Legislation has been introduced
before Congress from time to time to raise deposit insurance from its current amount of $100,000. In one proposed bill deposit insurance would be increased to $130,000 per account with higher amounts for individual retirement accounts and other retirement accounts. Other proposals include eliminating or reducing the requirement under current law for mandatory increases in premium payments by depository institutions for deposit insurance when the ratio of federal reserves in the insurance funds to insured deposits is less than 1.25%. At the end of the fourth quarter of 2002 the ratio was 1.27%. Other proposals include merging the Bank Insurance Fund and the Savings Association Insurance Fund and restructuring the federal banking agencies.


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

The Bank's data processing, client services and personnel departments are located at 1650 Northpoint Parkway, Santa Rosa. The Bank leases 7,122 square feet.

The Corporation leases facilities for its six branch offices (both stand alone offices and supermarket branches)in Sonoma County under various leases which expire under various dates, including options to renew through the year 2025.

The Bank also leases other properties for its loan production offices in California and Arizona.

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

           ITEM 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of shareholders during the fourth quarter of 2002.
                               Part II

           ITEM 5.       Market for Registrant's Common Equity and
                             Related Stockholder Matters

On January 31, 2003, the Corporation had 4,180,914 shares of common stock outstanding, held by approximately 297 shareholders of record.

At January 31, 2003, the directors and officers of the Corporation and the Bank hold 8.7% and beneficially own 35.0% of the outstanding shares. See "Item 12, Security Ownership of Certain Beneficial Owners and
Management," herein. Under SEC rules, the directors and officers are restricted in the amount of securities they may sell without registration under the Securities Act of 1933, as amended. In general, directors and officers each may offer up to 41,809 shares in any three month period without such registration.

As of January 31, 2002, the directors, officers and staff have the right to acquire 1,193,237 additional shares upon the exercise of options granted pursuant to the Corporation's Stock Option Plans. Should several directors and officers choose to exercise options and sell their shares on the market, such that a large number of shares are offered at one time, the price of the common stock could be adversely affected.

The Corporation's common stock is not listed on any securities exchange or on the National Association of Securities Dealers Automated Quotations (NASDAQ) System. The firms First Union Securities, Inc. and Mutual Securities, located in Santa Rosa, and Hoefer & Arnett and First Security Van Kasper, located in San Francisco, are presently making a market in the
stock.   The Corporation's trading symbol is NREB. The following chart shows the high and low bid quotations and the volume of transactions in the Corporation's stock for the periods indicated. The trading volume was obtained from the OTC bulletin board web site and does not include privately negotiated transactions. The prices were obtained the from the business section of the Press Democrat in Santa Rosa, California. The bid prices and numbers of shares in this table have been adjusted for the impact of the stock dividends issued during 2001 and 2002.

               Bid Quotations for the Corporation's
                           Common Stock
                                                     Approximate
Quarter Ended               High       Low        Trading Volume
March 31, 2001              19.72      17.34      264,533
June 30, 2001               18.57      17.38       77,458
September 30, 2001          21.29      17.19      394,475
December 31, 2001           21.48      20.57      173,188
March 31, 2002              25.05      21.48       96,192

June 30, 2002               29.25      26.15      208,545

September 30, 2002          28.15      26.00      104,979
December 31, 2002           27.05      25.55       93,891

Due to the lack of any significant trading and no established public market, the prices indicated above should not be considered an indication of the market value of the shares. There is no assurance that any significant trading market for the shares will develop in the future and there are no assurances as to the price at which shares may be traded in the future. The bid and asked prices of the Corporation's common stock were $27.10 and $28.25, respectively, on January 31, 2003.

Dividends

On March 26, 2002, the Corporation declared a 5% stock dividend to shareholders of record on April 30, 2002. On March 27, 2001, the
Corporation declared a 5% stock dividend to shareholders of record on May
4,2001.

The Corporation has not paid any cash dividends since 1995. There is no assurance that dividends will be paid, or, if paid, what the amount of any such dividends will be. The future dividend policy of the Corporation is subject to the discretion of the Board of Directors and will depend upon a number of factors, including earnings, financial condition, cash needs and general business conditions. In addition, the Board of Directors may declare dividends only out of funds legally available therefore. See "Supervision and Regulation - Dividends Payable by the Corporation."

The Corporation's primary source of income (other than interest income earned on the Corporation's other investments) is the receipt of dividends from the Bank. The Bank's ability to pay dividends is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency. A national bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting for expenses, including losses and bad debts. A national bank is also prohibited from declaring a dividend until its surplus fund equals the amount of its capital stock or, if the surplus fund does not equal the amount of its capital stock, until one-tenth of the bank's net profits for the preceding half year, in the case of quarterly or semiannual dividends, or the preceding two consecutive half- year periods, in the case of an annual dividend, are transferred to the surplus fund each time dividends are declared.

The approval of the Comptroller is required if the total of all dividends declared by a bank in any calendar year will exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock which may be outstanding. Moreover, the Comptroller may prohibit the payment of dividends which would constitute an unsafe and unsound banking practice. As of December 31, 2002, $24,321,000 of retained earnings of the Bank was available for the payment of dividends to the parent company under this requirement.

Securities Authorized for issuance under equity compensation plans

The Corporation's 1997 Stock Option Plan ("1997 Plan") was approved by the Corporation's shareholders at the May 19, 1998 annual shareholders'
 meeting. The 1997 Plan was adopted by the Board of Directors to replace the Corporation's earlier stock option plan (the A1984 Plan@) which was approved by the Corporation's shareholders on June 4, 1995 and expired by its terms on February 26, 1994. Options to purchase shares are still outstanding under the 1984 Plan, and these options will remain outstanding until they are exercised or expire. However, no new options may be granted under the 1984 Plan. Other than options outstanding under its stock option plans, the Corporation does not have any outstanding rights or warrants to purchase shares of its common stock.

The purpose of the 1997 Plan is to provide a means whereby employees and directors of the Corporation and the Bank and any other corporation that may become a subsidiary of the Corporation, may be given an opportunity to purchase shares of common stock of the Corporation. The Plan is intended to advance the interests of the Corporation and the Bank by enhancing their ability to attract and retain the best available personnel for positions of substantial responsibility and to attract and retain the best available persons to serve as directors of the Corporation and the Bank, to provide additional incentive to employees and directors, and to promote the success of the Corporation's business.
The Plan provides for the grant of both non-statutory options and options which are intended to qualify as "incentive stock options" as defined in Section 422 of the Internal Revenue Code (the "Code").

               Equity Compensation Plan Information

                                                     Number of securities
                                                                               remaining available for future
                     Number of securities to be                                issuance under equity
                     issued upon exercise of    Weighted-average exercise      compensation plans
                     outstanding options,       price of outstanding options,  (excluding securities reflected
                     warrants and rights        warrants and rights            in column (a))
                     -----------------------    -----------------------------  -------------------------------

Equity compensation
plans approved by
security holders            1,193,237                   $13.78                        64,382
Equity compensation
plans not approved
by security holders                 0                        0                             0
                            ---------                   ------                        ------
Total                       1,193,237                   $13.78                        64,382
                            =========                   ======                        ======


ITEM 6.       Selected Financial Data

     (Dollars in thousands)
                                   2002         2001        2000        1999       1998
Year ended December 31,
Interest income                 $41,456      $44,345     $39,894     $29,824    $25,399
Interest expense                 15,841       20,803      19,495      12,836     11,103
Net interest income              25,615       23,542      20,399      16,988     14,296
Provision for loan losses           840          960         960         800        480
Non-interest income               2,334        1,677       1,456       1,572      1,702
Non-interest expense             11,678       10,521       9,530       8,428      7,582
Income before income taxes       15,431       13,738      11,365       9,332      7,936
Provision for income taxes        6,096        5,651       4,513       3,754      3,171
Net Income                        9,335        8,087       6,852       5,578      4,765
  Earnings per share:
   Basic*                         $2.24        $1.94       $1.65       $1.36      $1.19
   Diluted*                       $1.97        $1.78       $1.59       $1.28      $1.15
  Per Share:
   Cash Dividends paid            $0.00        $0.00       $0.00       $0.00      $0.00
   Book value at
      December 31*               $12.85       $10.62       $8.69       $7.04      $5.67
Average common
  shares outstanding*         4,175,509    4,164,777   4,145,654   4,100,365  4,012,941
Average diluted common
 shares outstanding*          4,744,640    4,537,920   4,317,215   4,356,891  4,156,739
Shares outstanding at
 December 31 (Actual)         4,180,914    3,973,263   3,766,382   3,560,296  3,309,712

   At December 31
  Loans, net                    586,461      466,529     432,446     357,225    267,029
  Total assets                  689,380      561,004     494,390     397,928    322,253
  Total deposits                577,585      502,137     453,437     357,867    295,969
  Borrowed funds                 54,776       11,802       1,828       9,050      1,872
  Shareholders equity            53,738       44,297      36,103      29,062     22,810
  Financial Ratios:
    For the year:
Return on average assets          1.50%        1.54%       1.54%       1.59%      1.69%
Return on average equity         18.86%       19.83%      20.87%      21.62%     23.39%
Net interest margin               4.23%        4.61%       4.71%       5.03%      5.23%
Net loan losses to
 average loans                    0.01%        0.01%       0.02%       0.01%      0.00%
Efficiency ratio                 41.78%       41.72%      43.60%      45.41%     47.39%
At December 31:
Equity to assets                  7.80%        7.90%       7.30%       7.30%      7.08%
Total capital to risk
 adjusted assets                 11.56%       12.14%      10.69%      10.54%     10.63%
Nonperforming assets to
 total loans & OREO               0.51%        0.45%       0.51%       0.52%      0.02%
Nonperforming assets to
 total assets                     0.44%        0.38%       0.46%       0.47%      0.02%

Allowance for loan losses
 to total loans                   1.07%        1.18%       1.06%       1.04%      1.11%

Allowance for loan losses to
 non-performing assets           210.5%      260.48%     207.58%     200.58%   4869.35%


    * Prior years have been adjusted for stock dividends issued.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

          Critical Accounting Policies

The Corporation and Bank's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Accounting policies are described in detail in
Note 1 of the Notes to Consolidated Financial Statements presented in Item
8. One policy, Allowance for Loan Losses, has been identified as being critical because it requires management to make difficult and subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. This policy is reviewed by Loan Committee and approved by the Board of Directors.


The Allowance for Loan Losses represents management's estimate of probable losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is reviewed monthly and is based on allocations for each loan category (e.g. Real Estate, Commercial), an allocation for undisbursed commitments, plus an allocation for any outstanding loans which have been classified and are on the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition to the allocated component there is an unallocated component. The unallocated component incorporates management's judgment of the inherent risks in the portfolio based on: historical loan loss experience, loan concentrations, evaluations made by regulatory agencies and our outside accountants, and assessment of economic conditions The allocated and unallocated components represent the total allowance for loan losses to adequately cover losses inherent in the loan portfolio.

Changes in the estimate related to the allowance for loan losses can materially affect net income. The process of determining the allowance requires us to forecast losses on loans in the future which are highly uncertain and require a high degree of judgment; and is impacted by regional, national and global economic trends and different assumptions regarding possible future economic conditions could have been used and would have had a material impact on the provision for loan losses and on the consolidated results of operations.

Balance Sheet - Summary

The Corporation's sole subsidiary is Sonoma National Bank ("Bank"), and its primary activities are the commercial banking activities engaged in through the Bank. The following discussion of financial condition as of December 31, 2002 and 2001 and results of operations for the years ended December 31, 2002, 2001 and 2000 focuses primarily on the Bank.

During 2002, total consolidated assets grew 22.9% to $689,380,000 at December 31, 2002. Total consolidated assets grew 13.5% during 2001 to $561,004,000 at December 31, 2001. The growth in 2002 results from strong loan demand during the second and third quarters of 2002. See discussion on Loan Portfolio.

Total deposits increased 15.0% to $577,585,000 when comparing December 31, 2002 to December 31, 2001. For the year ended December 31, 2001, total deposits increased 10.7% to $502,137,000. Deposits increased to fund the loan growth mentioned above. See discussion on Deposits.

Results of Operations - Summary

The Corporation's consolidated net income for the year ended December 31, 2002 was $9,335,000 as compared to $8,087,000 for the year ended December 31, 2001, an increase of 15.4%. The Corporation's consolidated net income for the year ended December 31, 2001, increased 18.0% over the year ended December 31, 2000.

Net interest income before provision for loan losses increased $2,073,000, or 8.8%, when comparing the year of 2002 to 2001. This increase results from the growth in the volume of loans on which the Bank earns a net interest margin. The interest margin for 2002 equaled 4.23% compared to 4.61% in 2001 and 4.71% in 2000. See, "Net Interest Income."

The provision for loan losses of $840,000 in 2002 compared to $960,000 in 2001. See, "Allowance for Loan Losses." Non-interest income increased
 $657,000 primarily due to higher premiums on SBA loan sales and an increase in the volume of SBA loans sold which increased gains on SBA loan sales by $470,000. See, "Non-Interest Income." Operating expenses increased by $1,157,000 primarily because of rapid growth of the Bank. A new branch office was opened in Sonoma, California in October 2002 and a new loan production office was opened in San Rafael during the fourth quarter of 2002.

When comparing 2001 to 2000 the provision for loan losses was unchanged at $960,000 in 2001 and other income increased $221,000 to $1,677,000 in 2001 from $1,456,000 in 2000. Operating expenses increased $991,000 during 2001 primarily due to increases in personnel costs, a new branch office and the move of central services to a new location.

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

For the year ended December 31, 2002, net interest income before the provision for loan losses totaled $25,615,000 as compared to $23,542,000 for the year ended December 31, 2001, representing an increase of 8.8%. The majority of this increase results from the net interest margin earned on growth in the loan portfolio, largely as a result of the increase in real estate loans. See, "Loan Portfolio." During 2001, net interest income before the provision for loan losses totaled $23,542,000 as compared to $20,399,000 in 2000 representing an increase of 15.4%. The majority of this increase resulted from the net interest margin earned on growth in the loan portfolio.

The Bank's net interest margin (expressed as a percentage, the yield on average interest earning assets less the rate paid on average interest bearing liabilities) moved to 4.23% in 2002 from 4.61% in 2001 and 4.71% in 2000. Several factors impact the Bank's net interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loan and earning assets, non-accrual loan balances and mix of deposits and other funding sources.

                  Changes in Market Interest Rates

Changes in economic condition and actions of Federal Reserve Board to reduce the Fed Funds and Discount rates have a direct impact on the Bank's net interest margin since prime rate generally moves with Federal

Reserve Board changes. During 2002 prime rate equaled 4.75% until November 7 when it declined to 4.25%(40 year lows). During 2001, The Federal Reserve Board lowered the discount rate and Fed Funds rates 11 times with prime rate also declining 11 times following the Federal Reserve Board's actions. Prime rate declined to 4.75% at December 31, 2001 from 9.50% at December 31, 2000. The majority of SBA loans are tied to prime rate and reprice on a quarterly basis. Other loan indexes also declined; however, not as immediately as prime rate. The rapid decline in market rates in 2001 has continued to have a negative impact on the Bank's interest margin during 2002 and will impact loan yield as loans reprice based upon their repricing schedule and index. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The Bank is considered asset sensitive, meaning more assets are immediately adjustable than liabilities. The Bank's net interest margin tends to increase when interest rates increase and tends to decrease in a declining rate environment.

The full impact of rate changes on the Bank's earnings are not realized for several months, since not all loans or deposits reprice immediately. The majority of SBA loans are tied to the prime rate and reprice on a calendar quarter basis. The Bank has adjustable rate loans, mainly commercial real estate loans that are tied to indexes which adjust at a slower pace, such as the Eleventh District Cost of Funds Index (COFI). The COFI index moved to 2.38% for December 2002 from 3.07% for December 2001 and 5.62% for December 2000. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise and benefits interest margin as rates decline.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. The current low rates offered on deposits makes them less attractive to depositors. The Bank has also experienced an increase in loan payoffs as borrowers have refinanced to other loans tied to indexes which bear lower rates than loans tied to the COFI index.

                  Level of Loans Relative to Deposits

The net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans-to- deposits increased during 2002, when it averaged 99.6%, as compared to 97.3% in 2001. This ratio equaled 98.2% in 2000. An increase in the loan-to-deposit ratio generally results in an increase in net interest margin.

                  Mix of Loan and Earning Assets

Changes in the mix of loans also impact the Bank's interest margin. The Bank grew average loans by $72.4 million in 2002 and $64.4 million in 2001. In both those years the majority of the growth in average loans occurred in commercial real estate loans. There were increases of $55.2 million and $33.3 million in average commercial real estate loans, respectively, which bear a lower average interest yield of 8.03% in 2002 and 9.25% in 2001. The majority of commercial real estate loan rates is tied to COFI and generally adjusts every six months. There is a significant lag in the repricing of these loans since first the COFI index need to reflect the decline in the cost of funds in the 11th District before it is factored into the repricing rate on the COFI loans. In a declining rate environment, COFI based loans help interest margin;
however, in an increasing rate environment they lag other indexes and have a negative impact on net interest margin.

Average commercial loans yields (the majority of these loans are SBA loans) for 2002 decreased 259 basis points from 2001. Most of these loans reprice to prime rate on a quarterly repricing schedule. This average decline results from the quarterly repricing of SBA loans to reflect the drop in prime rate during 2001 when prime rate fells from 9.5% on January 1, 2001 to 4.75% at December 31, 2001 where it remained until November 2002 when it declined to 4.25%. On January 1, 2003, SBA loans rates declined 50 basis points as a result of the prime rate decline in November 2002, which will have a negative impact on net interest margin.

Average Construction loans declined $11.9 million during 2002. The average yield was 9.01% during 2002 compared to 9.95% in 2001. These loans have short maturity dates (approximately one year). Economic conditions and rate competition for construction loans resulted in less volume in construction loans during2002.

Interest income declined to $41.5 million in 2002 from $44.3 million in 2001 and $39.9 million in 2000. This decline is a direct result of the lower interest rate environment. Average loans increased to $535.9 million from $463.5 million in 2001 and $399.2 million in 2000. The yield on loans equaled 7.52% in 2002, 9.20% in 2001 and 9.47% in 2000. The 168 basis point decline during 2002 resulted primarily from the impact of declining rates in 2001. The lag in repricing COFI loans did mitigate the impact of the rapidly declining market rates during 2001; however, during 2002 COFI loan yields have declined with the majority of COFI loans currently at rate floors.

The economic conditions and competition have impacted the mix of loans. COFI loans were less attractive to borrowers when rates were rapidly declining since loan products tied to prime rate, U.S. Treasury rates or LIBOR had lower interest rates. As a result many COFI loans were refinanced resulting in higher loan prepayments. Construction loans generally decline when economic conditions worsen and the Bank has experienced less demand for constructions loans during the last quarter of 2002. The Bank has continues to experience increased competition for loans, which has resulted in lower loan pricing.

Overall loan portfolio yields are affected by deferred loan fees and discounts on loans. These fees and discounts are amortized to income over the life, or estimated life, of the loan with which they are associated and serve to increase loan portfolio yields. Interest income on loans includes loan fee income of $1,537,000 for the year ended December 31, 2002, $1,658,000 for the year ended December 31, 2001 and $1,403,000 for the year ended December 31, 2000. This fee income increased yields on average loans by 22 basis points in 2002, as compared to 36 basis points in 2001. Deferred loan fees are a product of origination and commitment fees net of certain direct loan origination costs. The deferred fee amounts equaled $1,464,000 at December 31, 2002 and $2,004,000 at December 31, 2001. The decline in fee income and the deferred fee balance in 2002 results from new loan pricing on some products which did not include charging fees ("par pricing") due to competition in the area. Deferred fees are netted against total loans in the balance sheet.

Discounts on the unguaranteed portion of SBA loans are recorded as an asset when the guaranteed portion of the SBA loan is sold. These discounts are amortized as an adjustment to the loan yields over the estimated life of the SBA loan. As of December 31, 2002, $933,000 was recorded as discounts compared to $639,000 at December 31, 2001. These discounts are netted against total loans in the balance sheet.

                  Non-Accrual Loan Balances

Loans carried as non-accrual reduce the portfolio yield, since the balance of a non-accrual loan is maintained in the loan total but no interest is accrued. Non-accrual loans are included in the loan amounts in the average balance sheets below. Interest foregone on non-accrual loans equaled $228,000 during 2002 compared to $143,000 during 2001 and $186,000 during
2000 which had a negative impact on the net interest margin. The allowance for loan losses has no direct effect on yield. For further discussion see "Allowance for Loan Losses."

                  Mix of Deposits and Other Funding Sources

Interest expense decreased to $15.8 million compared to $20.8 million in 2001 and $19.5 million in 2000. This decline results from the current low interest rate environment. Interest bearing deposits increased $58.3 million during 2002. The average cost of interest paid on interest bearing deposits for the year ended December 31, 2002 was 3.14% versus 4.88% for the year ended December 31, 2001 and 5.39% for the year ended December 31, 2000. Deposit costs decreased 174 basis points during 2002 and 51 basis points during 2001.

The Bank's money market rate account, the Sonoma Investors Reserve Account remained competitive and average balances grew $6.8 million during 2002.
 Balances held in Sonoma Investors Reserve accounts

increased to $144.6 million at December 31, 2002 from $137.8 million at

December 31, 2001 and $126.4 million December 31, 2000. Average balances for savings and money market accounts at the Bank were $138.1 million for 2002, $129.7 million for 2001 and $118.9 million for 2000. The rate offered on the Sonoma Investors Reserve account is repriced on a weekly basis. Effective in November 2000, the rate became a discretionary rate which provides management more flexibility in controlling interest costs and management believes that the Bank remains competitive in its market area. Previously the rate was indexed to the U.S. Treasury Bill which was very volatile. Due to the weekly repricing, changes in rates on the Sonoma Investors Reserve Account have a more immediate impact on the Bank's cost of funds than changes in offering rates on time certificates. The cost of funds on savings and money market accounts equaled 1.75% in 2002 compared to 3.23% in 2001, representing a decline of 143 basis points.

Time deposits reprice at a slower pace, since certificates of deposits usually do not reprice until their maturity dates, which generally range from six to twenty-four months. Time deposits have increased to $352.3 million at December 31, 2002 from $276.7 million at December 31, 2001 and $254.0 million at December 31, 2000. During both 2002 and 2001, the Bank ran several time deposit campaigns at rates slightly higher than its local competitors. These higher priced deposits were used to fund loan growth. The cost of time deposits averaged 3.92% in 2002 and 5.93% in 2001 compared to savings and money market rate accounts which averaged 1.75% in 2002 and 3.23% in 2001. Growth in time deposits which bear the highest cost, has a negative impact on the Bank's cost of funds and net interest margin.

Average non-interest bearing deposits increased 6.1% in 2002 to $57.6 million in 2002 compared to $54.3 in 2001 compared and $48.7 million in 2000. Growth in non-interest bearing deposits has a positive impact on the interest margin.

The majority of the Bank's growth has been and continues to be funded by time certificates and money market accounts. The Bank has the ability to borrow from the Federal Home Loan Bank (FHLB) at a cost which is lower than market rates on deposits. Due to the restructuring of the FHLB, the Bank's borrowing capacity has been significantly increased (maximum of 25% of total assets with acceptable collateral). During 2002, the Bank increased the funds borrowed to $54.8 million at December 31, 2002 compared to $11.8 million in 2002. The borrowings are generally for a term of one year and are at fixed or variable rates. The Bank has also borrowed from the FHLB to match fund two long term loans totaling $1.8 million. The Bank has used this line as a both a contingency source of funds and a source of funds for future loan growth. At December 31, 2002, the Bank had pledged loan collateral to the FHLB totaling $208.2 million which increased our borrowing capacity to $120.5 million and had borrowed $54.8 million against that line. Borrowing costs with the FHLB are lower than the cost of attracting new deposits of similar duration. Therefore, expanding the Bank borrowings at the FHLB has had a positive impact on net interest margins.

The tables on the following pages (i) summarize the distribution, by amount, of the average assets, liabilities and shareholders' equity of the Corporation for the periods indicated and (ii) set forth the yields on earning assets and the rates paid for interest bearing liabilities during the periods indicated. Non-accrual loans are included in the average loan balances even though they are no longer accruing interest. Averages are computed primarily from daily balances.



                     AVERAGE  BALANCE  SHEET
                            Year Ended
                        December 31, 2002

                      (dollars in thousands)
                                   Average        Interest      Average
                                   Balance   Income/Expense  Yield/Rate
Certificates of deposit
  with other banks                    $849              $17        2.01%
Investments                          2,475               95        3.84%
Federal funds sold                  65,926            1,029        1.56%
Loans:
 Commercial (including SBA loans)  167,841           10,403        6.20%
 Installment loans to individuals    3,341              229        6.85%
  Real estate - Construction        40,117            3,615        9.01%
  Real estate - Other              324,595           26,068        8.03%
                                  --------          -------       -----
  Total Loans                      535,894           40,315        7.52%
                                  --------          -------       -----

Total earning assets               605,144           41,456        6.85%
                                                    -------
Non-earning assets:
  Allowance for loan losses         (5,913)
  Deferred Loan Fees & Discounts    (1,688)
  Cash and due from banks           15,028
                                  --------
  Other assets                      10,175
                                  --------
TOTAL ASSETS                      $622,746
                                  ========

Deposits:
  Demand - interest bearing        $21,979             $130        0.59%
  Savings & money market           138.105            2,414        1.75%
  Time certificates                320,333           12,557        3.92%
                                  --------          -------       -----
  Total interest bearing deposits  480,417           15,101        3.14%
                                  --------          -------       -----
Other Interest bearing liabilities  31,906              740        2.32%
                                                    -------
Total Interest bearing
 deposits & liabilities            512,323           15,841        3.09%
                                                    -------
Non-interest bearing liabilities:
  Non-interest bearing deposits     57,642
  Other liabilities                  3,280
  Shareholders' equity              49,501
                                  --------
TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY         $622,746
                                  ========

Net interest income                                 $25,615
                                                    =======
Net interest margin                                   4.23%
                                                    =======



                     AVERAGE  BALANCE  SHEET
                            Year Ended
                        December 31, 2001
                      (dollars in thousands)
                                   Average        Interest      Average
                                   Balance   Income/Expense  Yield/Rate

Certificates of deposit
  with other banks                    $490              $22       4.39%
Investments                          2,073              123       5.95%
Federal funds sold                  44,285            1,556       3.51%
Loans:
  Commercial (including SBA loans) 139,902           12,300       8.79%
  Installment loans to individuals   2,239              229      10.20%
  Real estate - Construction        52,031            5,175       9.95%
  Real estate - Other              269,358           24,940       9.25%
                                  --------          -------       -----
  Total Loans                      463,530           42,644       9.20%
                                  --------          -------       -----
Total earning assets               510,378           44,345       8.69%
                                                    -------
Non-earning assets:
  Allowance for loan losses         (5,135)
  Deferred Loan Fees & Discounts    (2,490)
  Cash and due from banks           12,663
  Other assets                       9,481
                                  --------
TOTAL ASSETS                      $524,897
                                  ========

Deposits:
  Demand - interest bearing        $18,861             $192       1.02%
  Savings & money market           129,696            4,194       3.23%
  Time certificates                273,550           16,232       5.93%
                                  --------          -------       -----
  Total interest bearing deposits  422,107           20,618       4.88%
                                  --------          -------       -----
Other Interest bearing
 liabilities                         4,729              185       3.91%
                                                    -------
Total Interest bearing deposits
 & liabilities                     426,836           20,803       4.87%
                                                    -------
Non-interest bearing liabilities:
  Non-interest bearing deposits     54,302
  Other liabilities                  3,071
  Shareholders' equity              40,688
                                  --------
TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY       $524,897
                                  ========

Net interest income                                 $23,543
                                                    =======

Net interest margin                                   4.61%
                                                    =======







                     AVERAGE  BALANCE  SHEET
                            Year Ended
                        December 31, 2000
                      (dollars in thousands)
                                   Average        Interest      Average
                                   Balance   Income/Expense  Yield/Rate
Certificates of deposit
  with other banks                    $498              $35       6.95%
Investments                          3,908              229       5.85%
Federal funds sold                  29,382            1,814       6.18%
Loans:
  Commercial (including SBA loans) 124,131           12,694      10.23%
  Installment loans to individuals   1,701              178      10.45%
  Real estate - Construction        37,215            3,850      10.35%
  Real estate - Other              236,123           21,094       8.93%
                                  --------          -------       -----
  Total Loans                      399,170           37,816       9.47%
                                  --------          -------       -----

Total earning assets               432,958           39,894       9.21%
                                                    -------
Non-earning assets:
  Allowance for loan losses         (4,227)
  Deferred Loan Fees & Discounts    (2,780)
  Cash and due from banks           11,322
  Other assets                       8,466
                                  --------
TOTAL ASSETS                      $445,739
                                  ========

Deposits:
 Demand - interest bearing         $17,012              178       1.04%
  Savings & money market           118,942            5,981       5.03%
  Time certificates                221,797           13,116       5.91%
                                  --------          -------       -----
  Total interest bearing deposits  357,751           19,275       5.39%
                                  --------          -------       -----

Other Interest bearing liabilities   3,736              220       5.88%
Total Interest bearing
  deposits & liabilities           361,487           19,495       5.39%
                                                    -------
Non-interest bearing liabilities:
  Non-interest bearing deposits     48,655
  Other liabilities                  2,758
  Shareholders' equity              32,839
                                  --------
TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY       $445,739
                                  ========

Net interest income                                 $20,399
                                                    =======
Net interest margin                                   4.71%
                                                    =======





The following tables set forth the changes in net interest income due to changes in interest rates and the volume of assets and liabilities between years. Variances attributable to simultaneous rate and volume changes are all allocated to volume change amount.


                ANALYSIS OF VOLUME AND RATE CHANGES
                ON NET INTEREST INCOME AND EXPENSE
                          2002 OVER 2001
                       (dollars in thousands)
                                      Volume        Yield/Rate       Total
                                  ----------        ----------  ----------
Increase/(decrease) in interest income:
Certificates of deposit
  with other banks                       $16              $(21)        $(5)
Investments                               24               (52)        (28)
Federal funds sold                       760            (1,287)       (527)
Loans:
  Commercial (incl. SBA loans)         2,456            (4,353)     (1,897)
  Installment loans to individuals       113              (113)          0
  Real estate - Construction          (1,185)             (375)     (1,560)
  Real estate - Other                  5,115            (3,987)      1,128
                                  ----------        ----------  ----------
  Total                                7,299           (10,188)     (2,889)
                                  ----------        ----------  ----------
Deposits & other interest
 bearing liabilities:
Demand - interest bearing                 32               (94)        (62)
  Savings & money market                 272            (2,052)     (1,780)
  Time certificates                    2,776            (6,451)     (3,675)
  Other interest bearing liabilities   1,063              (508)        555
                                  ----------        ----------  ----------
  Total                                4,143            (9,105)     (4,962)
                                  ----------        ----------  ----------
Increase/(decrease) in net
 interest income                      $3,156           $(1,083)     $2,073
                                  ==========        ==========  ==========

                ANALYSIS OF VOLUME AND RATE CHANGES
                ON NET INTEREST INCOME AND EXPENSE
                          2001 OVER 2000
                       (dollars in thousands)
                                      Volume        Yield/Rate       Total
                                  ----------        ----------  ----------
Increase/(decrease) in interest income:
Certificates of deposit with
  other banks                            $(1)             $(12)       $(13)
Investments                             (108)                2        (106)
Federal funds sold                       920            (1,178)       (258)
Loans:
  Commercial (incl. SBA loans)         1,613            (2,007)       (394)
  Installment loans to individuals        56                (5)         51
  Real estate - Construction           1,533              (208)      1,325
  Real estate - Other                  2,969               877       3,846

                                  ----------        ----------  ----------
 Total                                6,982            (2,531)      4,451
                                  ----------        ----------  ----------
Increase/(decrease) in
  interest expense:
Deposits & other interest
 bearing liabilities:
  Demand - interest bearing              19                (5)          14
  Savings & money market                541            (2,328)      (1,787)
  Time certificates                   3,060                55        3,115
  Other interest bearing liabilities     59               (93)         (34)
                                  ----------        ----------  ----------
  Total                               3,679            (2,371)       1,308
                                  ----------        ----------  ----------
Increase/(decrease) in net
 interest income                     $3,303             $(160)      $3,143
                                 ==========        ==========  ==========

               Provision for Loan Losses

The provision for loan losses was $840,000 for 2002 compared to $960,000 for 2001and $960,000 for 2000. The provision reflects continued growth in loans and the level of non-accrual loans during this year. For further discussion see "Allowance for Loan Losses."

                 Non-Interest Income

Non-interest income equaled $2,334,000 in 2002, an increase of 39.2% over the previous year. The following table sets forth income by category for the years indicated.
                                                Years ended December 31,
(Dollars in thousands)                         2002      2001       2000
Gain on loan sales                           $1,015      $545       $451
Service charges on deposits                     546       430        332
Loan servicing fees                             298       288        285
Merchant and other service fees                 189       181        137
Income on insurance policies                    119       123        128
Gain on OREO sales                               36         0         39
Other                                           131       110         84
                                             ------    ------     ------
  Total Other Income                         $2,334    $1,677     $1,456
                                             ======    ======     ======

Non-interest income is derived primarily from gains on sales of SBA loans, service charges on deposit accounts, earnings on life insurance and SBA loan servicing fees. Non-interest income increased 39.2% to $2,334,000 when comparing the year ended December 31, 2002 to the previous year, which resulted mainly from increased gains on sale of SBA loans due to the higher volume of SBA loan sales. When comparing the year ended December 31, 2001 to December 31, 2000, non-interest income increased 15.2% to $1,677,000 compared to $1,456,000 last year. This increase results mostly from higher premiums on SBA loan sales and increased service charges on deposit accounts.

                  Gains on SBA Loan Sales

Gains on the sale of the guaranteed portion of SBA loans increased to $1,015,000 in 2002 compared to $545,000 in 2001 and $451,000 in 2000.
This increase in gains on sales resulted from increased volume of SBA loans sold with $14,790,000 sold in 2002 compared to $8,514,000 in 2001 and $11,004,000 in 2000. The Bank's premiums averaged 6.6% in 2002 compared to 5.7% in 2001 and 4.10% in 2000. The higher premiums are reflective of lower prepayment rates on SBA 7(a) loans due to the lower prime rate during 2002 and 2001. The SBA implemented a prepayment penalty on SBA
7(a) loans in 2000 which has also had a positive impact on rate of prepayments.

                  Service Charges on Deposits

Non-interest income includes service charges on deposit accounts. During 2002, service charges totaled $546,000 versus $430,000 in 2001 and $332,000 in 2000. Service charges vary depending upon the customers' uses of various Bank services. During 2002 and 2001, the earnings credit rate declined due the lower interest rate environment. This means that account holders' earnings were lower to cover the cost of services, and therefore, service charges were higher than previous years. While the earnings credit rate does impact the service charges, our business account holders continue to manage their accounts activity to minimize their service charges. In addition to the lower earnings credit rate, the Bank has continued to market this deposit product and has added new business accounts which have increased revenues.

                  Loan Servicing Fees

SBA servicing fees equaled $298,000 compared to $288,000 in 2001 and $285,000 in 2000. Service fee income is based on loan payments and payoffs received on the sold portion of SBA loans, and therefore, vary from year to year. During 2002, the Bank's average SBA loan portfolio serviced was $35.2 million versus $31.6 million in 2001 and $30.3 million in 2000. The fluctuation in the serviced portfolio is caused by timing of SBA loan payoffs and volume of new sales.

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


                  Income on Insurance Policies

Non-interest income also includes earnings on life insurance policies held for certain directors and senior officers which totaled $119,000 versus $123,000 in 2001 and $128,000 in 2000.

                  Gain on Other Real Estate Owned (OREO) Sales

In 2002 there was one OREO sold for a gain of $36,000 on the only OREO property held by the Bank during the year. During 2001 the Bank had no OREO or OREO sales. In 2000, $39,000 was recorded as a gain on sale of OREO. See, "Other Real Estate Owned."

                       Non-Interest Expense

Non-interest expenses include salaries and employee benefits, occupancy, equipment and the general expenses required for the operation of the Corporation and the Bank. For the year ended December 31, 2002, non-interest expenses totaled $11,678,000, an increase of 11.0% over the previous year. The following table outlines the components of non-interest expense for the periods indicated:

(In thousands)
                                                 Year Ended December 31,
Expense Item                                    2002      2001    2000
Salaries & Employee Benefits                  $6,981    $6,154  $5,468
Occupancy                                      1,114       957     855
Equipment                                        606       604     535
Advertising/Business Development/Donations       519       487     493
Outside Customer Services                        399       469     420
Director & Shareholder expenses                  360       295     296
Deposit and Other Insurance                      329       299     270
Postage & courier expenses                       271       244     222
Professional Fees                                360       247     245
Stationery & Supplies                            228       196     193
Telephone expense                                158       174     163
Loan expenses                                     93        94      82
Other                                            260       301     288
                                             -------   -------  ------
TOTAL                                        $11,678   $10,521  $9,530
                                             =======   =======  ======

                  Salaries and Employee Benefits

A portion of the 13.4% increase in salaries and benefits resulted from staff increases associated with the opening of the Sonoma Branch in October 2002 and the addition of loan officers in San Rafael and Sacramento, CA and new support staff to process the increased loan volume. During 2002 incentive compensation increased due to higher level of loan production. Salaries also included pay increases for performance and promotions during the year. The Bank's full time equivalent (FTE) staff positions averaged 114 in 2002, 105 in 2001 and 96 in 2000.

                  Occupancy

Occupancy costs increased 16.4% due to the new Sonoma Branch, new loan office in San Rafael and the first full year of occupancy at the operations center (opened in August 2001). In addition, there were annual increases in the rents charged on most facilities as called for in the lease agreements. Occupancy costs are expected to increase when and if the Bank expands into new market areas.

                  Equipment

Equipment expenses increased to $606,000 compared to $604,000 in 2001. During 2002, the Bank continued to upgrade and expand our technology. In 2002, the Bank implemented "I Banc" internet banking for businesses. Equipment costs are expected to continue to increase during 2002 as the Bank grows, expands its usage of technology and replaces obsolete equipment.
                  Advertising/Business Development/Donations

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

                  Outside Customer Services

Outside customer services decreased to $399,000 in 2002 from $469,000 in 2001. Analysis charges are a major expense included in this category. Analysis charges are customer expenses for title and escrow services, check charges, courier and payroll services incurred on behalf of customers who maintain non- interest bearing deposit balances sufficient to compensate for these costs. During 2002, a large analysis account changed their deposit activity which resulted in less services being provided.
See, "Deposits." While some non-interest expense is incurred, management feels the contribution of the non-interest bearing demand accounts toward lowering the overall cost of funds more than offsets this cost.


                  Director and Shareholder Expenses

Director and shareholder expenses equaled $360,000 in 2002 compared to $295,000 in 2001. See "Compensation of Directors." Director fees vary depending upon the number of meetings during the year and director attendance at those meetings. During 2002 there were additional meetings. In addition, shareholder costs have increased due to regulatory reporting changes and are expected to continue to increase due to new and expanded regulatory requirements.

                  Deposit and Other Insurance

Included in Deposit and Other Insurance are regulatory assessments which have been increasing over the last several years to $225,000 compared to $200,000 in 2001. The Bank's deposit insurance premium is currently based upon the lowest cost category of zero cents per $100 of insured deposits. There can be no assurance that the deposit insurance rates will remain at this low level; a rate increase is expected because of the low ratio of federal reserves to insured deposits. The Bank is also charged a "Financing Corporation" (FICO) assessment. The annual rate varies and is calculated per $100 of insured deposits. This cost equaled $87,000 in 2002 compared to $85,000 in 2001. Also included is the fee (based upon total assets)assessed by the Office of the Comptroller of the Currency which equaled $138,000 in 2002 and $115,000 in 2001. See, "Description of Business-Supervision and Regulation."

                  Professional Fees

Professional fees increased to $360,000 in 2002 from $247,000 in 2001. The Bank's legal costs vary depending upon the volume of past due and non-accrual loans and OREO which required legal assistance. Professional fees have also increased due to implementing changes in financial reporting requirements. Other professional fees include accounting services, outside data processing review, loan review services, SBA audit fees and other consulting services.

                  Loan Expenses

Loan expenses of $93,000 were relatively unchanged from 2001. These costs can vary; however, problem loan expenses have the biggest impact since the borrower generally does not reimburse the Bank for the costs. Included in this category are credit reports, appraisals, foreclosure expenses, inspection costs and other loan related expenses. The Bank generally charges for direct costs associated with loan originations.
Broker fees are included in cost recovery and recorded as part of deferred fees on loans and amortized as an adjustment to interest income in accordance with generally accepted accounting principles.


The other expense categories decreased to $260,000 from $301,000. While non-interest expenses decreased in 2002 due to cost controls, they are expected to increase in 2002 due to the anticipated growth in the Bank.

When comparing 2001 to 2000, the increase in non-interest expenses of 10.4% to $10,521,000 from $9,530,000 was due primarily to increased salary expenses attributable to the full year of operation of the Petaluma Branch staff and other new staff additions, salary increases and staff incentives associated with increased volume of loan and deposit activity. In addition, cost associated with occupancy and equipment also increased due to the branch expansion and general growth with the new operations center opening in August of 2001. Most expense categories were higher as a result of the loan and deposit growth and the new facilities (Petaluma Branch and Operations Center).

                        Loan Portfolio

The following table shows the composition of the loan portfolio, by type of loan, as of the dates indicated.





   (In thousands)                 December 31,
Type of Loan                     2002      2001     2000     1999     1998
                             --------  -------- -------- -------- --------
Commercial                   $173,325  $137,711 $118,134 $112,277 $110,468
Real Estate
  Construction                 32,412    49,604   46,244   39,523   28,177
Real Estate
  Other                       382,134   284,782  273,298  210,119  131,661
Installment Loans
 to Individuals                 6,445     2,052    2,412    1,783    1,749
                             --------  -------- -------- -------- --------

Total, gross                  594,316   474,149  440,088  363,702  272,055
Deferred fees and
 discounts, net                (1,466)   (2,004)  (2,961)  (2,690)  (2,007)
                             --------  -------- -------- -------- --------
Total loans net of
 deferred fees and discounts  592,850   472,145  437,126  361,012  270,048
   Allowance for loan losses   (6,389)   (5,616)  (4,681)  (3,787)  (3,019)
TOTAL LOANS, NET             $586,461  $466,529 $432,446 $357,225 $267,029
                             ========  ======== ======== ======== ========




The table above illustrates the Bank's emphasis on commercial and real estate lending. At December 31, 2002 and 2001 commercial loans comprised 29.2% and 29.4%, respectively, of the Bank's total loan portfolio. Construction and other real estate loans (combined) comprised 69.8% and 70.5% on those same dates. Management is aware of the risk factors in making commercial and real estate loans and is continuously monitoring the local marketplace as well as performing annual reviews of this portfolio.


The Bank makes commercial loans primarily to small and medium sized businesses and to professionals located within Sonoma County with SBA loans also being generated in California and Arizona. While the Bank emphasizes commercial lending, management does not believe that there is any significant concentration of commercial loans to any specific type of business or industry.

At December 31, 2002, 95.5% or $567.5 million of the Bank's loans were secured by real estate as the principal source of collateral. A worsening of economic conditions, a decline of real estate values and/or rising interest rates could have an effect on the value of real estate securing these loans and could have an adverse impact on the financial condition of the Bank.

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

The Bank originates loans guaranteed by the U.S. Small Business Administration ("SBA"). The guaranteed portion of each loan, typically ranging from 70% to 85%, may be sold to outside investors, usually at a price in excess of par. Under the new rules the SBA 7(a) guarantees range from 75% to 85% with a maximum of $1,000,000. The unguaranteed portion on sold loans is generally retained in the Bank's loan portfolio. In
2000, the SBA began requiring a prepayment penalty of 5% in first year, 3% in second year and 1% in the third year, on all 7(a) loans. The Bank follows the same internal credit approval process when approving an SBA loan as when approving other loans. The majority of the Bank's SBA loans are secured by real estate. All SBA loans are reported in the chart above as Commercial Loans.

While SBA loans generally have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have a higher loan-to-value ratio than the Bank typically accepts. This risk is mitigated by the majority of the loans being secured by real estate. If a default on a SBA loan occurs the Bank shares proportionally in the collateral supporting the loan with the SBA which guarantees the loan. The SBA department also generates commercial and construction loans which are not SBA loans. At December 31, 2002, the Bank held $339,782,000 in loans generated by the SBA department, of which $191,694,000 were 7(a) loans of which $101,010,000 was guaranteed by the SBA. At December 31, 2001, the Bank held $232,268,000 in loans generated by the SBA department, of which $145,478,000 were 7(a) loans of which $76,458,000 was guaranteed by the SBA. At December 31, 2002 and 2001 there were no SBA guaranteed loans more than 90 days past due and still accruing interest. At December 31, 2002 there was one SBA guaranteed loans totaling $94,000, of which $71,000 was guaranteed by the SBA, on non-accrual status and three SBA guaranteed loans totaling $1,639,000 of which $1,220,000 was guaranteed by the SBA at December 31, 2001. There were two charge offs totaling $26,000 on SBA guaranteed loans in 2002; no charge-offs on SBA loans during 2001 and a total of $36,000 in charge offs on loans with SBA guarantees during 2000.

The category entitled "Real Estate-Other" includes loans which are secured by real estate and not classified as construction or commercial loans. The majority of these loans are secured by commercial real estate. The Bank offers residential mortgage loans on a limited basis. Home equity lines of credit, included in Real Estate - Other, equaled 1.4% of the total loan portfolio at December 31, 2002 compared to 1.5% at December 31, 2001.
These loans are secured primarily by second trust deeds on single family residences. The Bank typically requires a loan-to-value ratio of no more than 80% for home equity loans. The rates are adjustable monthly based on the Bank's internal reference rate, and terms do not exceed ten years.


Real estate construction loans declined to $32,412,000 in 2002 from $49,604,000 in 2001 as a result of depressed economic conditions. The Bank created a construction loan group during 1997 to focus on construction loans primarily for single family residences valued at under $4,000,000 located in Northern California. Construction loans are made to "owner/occupied" and "owner/users" of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. Loan-to-value ratios on construction loans depend upon the nature of the property. The Bank's policy is to require that the loan-to-value ratio ranges from 65% to 80% and that the borrower have a cash equity interest in the land ranging from 25%-50% or alternative collateral. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio, and on the earnings and financial condition of the Bank.


The Bank has a small portfolio of consumer loans, equaling 1.1% of the total loan portfolio at December 31, 2002. Personal lines of credit and overdraft protection are offered to customers. Regular underwriting procedures are followed depending upon the type of loans. Revolving lines are reviewed every two years.

It is the Bank's policy to collateralize all loans unless, in management's estimation, the credit worthiness, cash flow and character of the borrower justify extension of credit on an unsecured basis. Management recognizes the inherent risk in making unsecured loans, but in management's judgment, such unsecured loans are justified based on the credit worthiness and financial strength of the borrowers. Management believes that its secured loans are adequately collateralized to minimize loss in the event of default in payment of interest or principal or decline in collateral values. In making collateralized loans, the Bank's policy establishes a maximum loan-to-collateral value ratio of from 50% to 100%, depending on the type of collateral and the other factors supporting the loan.

The following table summarizes the Bank's loan maturities, by loan type, at December 31, 2002. Loans are categorized by the maturity of the final installment.


                                               (In thousands)
                                           Real Estate-    Other Real
                              Commercial   Construction     Estate     Installment     Total
Loans Maturing in:
One year or less:
  Fixed rate                      $2,131        $23,121    $21,208            $229   $46,689
  Variable rate                    1,080          4,713      7,611              36    13,440
One to five years
  Fixed rate                       1,842          1,651      6,536             537    10,566
  Variable rate                   12,212              0     11,772           5,003    28,987
After five years
  Fixed rate                         813              0     25,295             216    26,324
  Variable rate                  155,247          2,927    309,712             423   468,309
                                --------       --------   -------          -------  --------
 TOTAL                          $173,325        $32,412  $382,134           $6,444  $594,315
                                ========        =======  ========           ======  ========

Of the total loans due in more than one year at December 31, 2002, $259.4 million were at fixed interest rates, which include loans currently at their floor rate, and $274.8 million were at adjustable interest rates.



Interest Rate Sensitivity

The Bank attempts to lend at competitive interest rates and to reduce exposure to interest rate fluctuations by making most of its loans at adjustable interest rates.

The following table summarizes the Bank's loan portfolio by contractual repricing frequency and by loan type, at December 31, 2002. SBA loans are considered commercial loans for this analysis. Most of the SBA loans are secured by real estate. The Bank has approximately $252.3 million in adjustable loans which are priced at floor rate and are considered fixed rate loans, deemed to reprice at their maturity date for the purpose of this analysis.

(In thousands)
                                 Over 3        Over
                                 Months      1 Year
                   3 Months     through      through   Over 5
                    or less      1 Year      5 Years    Years        Total

Commercial         $169,413     $1,256        $1,843     $813     $173,325

Real Estate -
 Construction        20,059     10,702         1,651        0       32,412

Real Estate -Other   51,888     35,608        40,519  254,119      382,134

Installment Loans     5,229        458           545      212        6,444
                   --------    -------      -------  --------     --------
TOTAL              $246,589    $48,024      $44,558  $255,144     $594,315
                   ========    =======      =======  ========     ========



Interest rate risk is reduced through the practice of making variable interest rate loans which are tied to an outside rate index. These loans "float", or adjust their rate as the interest rate environment changes. As of December 31, 2002 and 2001 approximately 48% and 74%, respectively, of the Bank's loan portfolio was comprised of loans with adjustable rates (excluding those which had reached their floors).

Allowance for Loan Losses

In accordance with its policy, the Bank maintains an allowance for loan losses to provide for losses in the loan portfolio. The allowance for loan losses is reviewed monthly and is based on an allocation for each loan category (e.g. Real Estate, Commercial), an allocation for undisbursed commitments, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition, management considers such factors as known loan problems, historical loan loss experience, loan concentrations, loan loss experience in the banking industry, evaluations made by bank regulatory agencies, assessment of economic conditions and other appropriate data to identify risks in the loan portfolio. Based upon this analysis of the allowance for loan losses (which incorporates the growth in the loan portfolio during the year), the Bank has, as of December 31, 2002, increased the allowance by 13.8% to $6,389,000 compared to $5,616,000 at December 31, 2001. The provision for loan losses for the year ended December 31, 2002 was $840,000. The increase in the allowance was based upon the growth in the loan portfolio during the year, level of non-accrual loans and watch list loans and current economic conditions. The ratio of allowance to total loans outstanding (net of SBA loan guarantees) equaled 1.3% at December 31, 2002 and 1.4% at December 31, 2001.

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


(dollars in thousands)

                                                        Year Ended December 31,
ALLOWANCE FOR LOAN LOSSES:               2002        2001       2000      1999      1998
                                     --------    --------   --------  --------  --------
Balance at Beginning of Period         $5,616      $4,681     $3,787    $3,019    $2,539

Provision for Loan Losses
 Charged to Expense                       840         960        960       800       480
Less Charge-Offs:
   Commercial                              26           0          0        13         0
    Real Estate-Other                       0          25         66         0         0
    Construction                           18           0          0         0         0
    Consumer loans                         26           0          0        19         0
                                     --------    --------   --------  --------  --------
Total Charge-offs                          70          25         66        32         0
                                     --------    --------   --------  --------  --------
Recoveries:
    Commercial                              0           0          0         0         0
    Real Estate - Other                     0           0          0         0         0
    Real Estate - Construction              3           0          0         0         0
    Consumer                                0           0          0         0         0
Total Recoveries                            3           0          0         0         0
                                     --------    --------   --------  --------  --------
Net Charge-offs/(Recoveries)               67          25         66        32         0
                                     --------    --------   --------  --------  --------
Balance at the End of the Period       $6,389      $5,616     $4,681    $3,787    $3,019
                                     ========    ========   ========  ========  ========

Total Loans Outstanding at End of
 Period-Net of SBA Guarantees        $493,305    $397,693   $378,141  $302,665  $213,034
                                     --------    --------   --------  --------  --------
Ratio of Ending Allowance to
 Ending Loans Outstanding-Net
 of SBA Loan Guarantees                  1.3%        1.4%      1.2%      1.3%       1.4%

AVERAGE TOTAL LOANS                  $535,894    $463,530   $399,170  $308,013  $239,549
                                     --------    --------   --------  --------  --------


Ratio of Net Charge-offs to
 Average Loans Outstanding
 During the Period                     0.013%      0.005%     0.017%    0.010%    0.000%
                                     --------    --------   --------  --------  --------

During 2002 there were charged-offs on two real estate loans, one construction loan and four consumer loans, totaling $70,000, and $3,000 in loan recoveries on construction loans.

The following tables set forth the allocation of the allowance for loan losses by loan type at the end of those periods indicated. The allocation of the allowance will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed. It should not be construed that the amount allocated to a particular segment is the only amount available for future charge-offs that might occur within that segment, since the allowance is a general reserve. In addition, the amounts allocated by segment may not be indicative of future charge-off trends. The percentage of loans shown in these schedules represents the percentage of loans in each loan category to total loans.





(dollars in thousands)
                          December 31,    December 31,    December 31,
                               2002          2001          2000
                                   %of              %of               %of
Category                 Amount  Loans     Amount  Loans   Amount    Loans
                         ------  -----     ------  -----    ------   -----
Commercial               $1,681   29.2%    $1,832   29.0%   $1,194    26.8%
Real Estate -
 Construction             1,148    5.4      1,216   10.5     1,057    10.5

Real Estate -Other        3,491   64.3      2,533   60.1     2,383    62.1
Installment Loans            69    1.1         35    0.4        47     0.6
                         ------  -----     ------  -----    ------   -----
TOTAL                    $6,389  100.0%    $5,616  100.0%   $4,681   100.0%
                         ======  =====     ======  =====    ======   =====



(dollars in thousands)

                              December 31, 1999        December 31, 1998
Category
                             Amount  % of Loans       Amount   % of Loans
                             ------      -----        ------       ------
Commercial                   $1,269       30.8%       $1,565         40.6%
Real Estate -Construction       776       10.9           444         10.4
Real Estate -Other            1,700       57.8           959         48.4
Installment Loans                42        0.5            51          0.6
                             ------      -----        ------       ------
TOTAL                        $3,787      100.0%       $3,019        100.0%
                             ======      =====        ======       ======

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

The following table sets forth information regarding nonperforming assets at the dates indicated.



(In thousands)

                                  2002     2001      2000      1999   1998
Nonperforming loans:
 Non-accrual loans              $3,035   $2,156    $2,097    $1,888    $62

Accruing loans past
 due 90 days                         0        0       158         0      0

Restructured loans                   0        0         0         0      0

Total nonperforming loans        3,035    2,156     2,255     1,888     62
                               -------   ------    ------    ------   ----
Other real estate owed               0        0         0         0      0
Total nonperforming/
 impaired assets                $3,035   $2,156    $2,255    $1,888    $62
                                ======   ======    ======    ======   ====

Nonperforming assets to
 total loans and other
 real estate owned               0.51%    0.45%     0.51%     0.52%  0.02%

Nonperforming assets
 to total assets                 0.44%    0.38%     0.46%     0.47%  0.02%


The following table sets forth the classified loans at the end of the last five years.


(In thousands)

                             2002     2001      2000      1999    1998
                           ------   ------    ------    ------  ------
Substandard                $8,368   $2,269    $3,071    $3,607  $2,679
Doubtful                      303      705         0         2      18
Loss                            0        0         0         0       0
Other real estate owned         0        0         0         0       0
                           ------   ------    ------    ------  ------
Total classified assets    $8,671   $2,974    $3,071    $3,609  $2,697
                           ======   ======    ======    ======  ======

Classified to total
 loans  and other real
 estate owned               1.45%    0.63%     0.70%     0.99%   0.99%

Allowance for loan losses
 to total classified       73.68%  188.84%   152.43%   119.54% 106.22%

The amount of interest foregone on the loans on non-accrual at December 31, 2002 totaled approximately $228,000 for 2002 and $39,000 in interest was earned on those loans (prior to those loans being placed on non-accrual) during the year. The amount of interest foregone on the loans on non-accrual at December 31, 2001 totaled approximately $143,000 for 2001 and $43,000 in interest was earned on those loans (prior to those loans being placed on non-accrual) during the year.


As of December 31, 2002, the Bank had $3,035,000 in non-accrual loans, of which $2,732,000 was collateralized by real estate and $94,000 was guaranteed by the SBA. On December 31, 2001, the Bank had $2,156,000 in non-accrual loans, of which $1,639,000 was collateralized by real estate and $1,220,000 was guaranteed by the SBA.

Potential non-performing loans are identified by management as part of its ongoing evaluation and review of the loan portfolio. Based on such reviews as of December 31, 2002, management has no knowledge of information about any loan which has not been included in the preceding tables which causes management to have doubts about the borrowers' ability to comply with present repayment terms, such that the loan might subsequently be classified as non-performing.


Other Real Estate Owned

During 2002, the Bank foreclosed on one industrial building and sold the property for a gain of $36,000. The Bank had no OREO properties during 2001.

Deposits

The Bank obtains deposits primarily from shareholders, local businesses, loan customers and personal contacts by its business development staff, officers and directors. The Bank does not have any brokered deposits. At December 31, 2002, deposits totaled $577,585,000, which was an increase of 15.0% from $502,137,000 at December 31, 2001.

Non-interest bearing demand deposits totaled $50,632,000 at December 31, 2002 as compared to $59,413,000 at December 31, 2001. Although these deposits do not bear interest, some of the account holders utilize the Bank's analysis system which gives earnings credits for their collected
average balances based on an internal index.   The customer may then use
those earnings credits towards various account services such as escrow accounting fees, courier services, payroll, and check printing paid to third party vendors. The balances in this type of account tend to vary and were lower than normal at the end of the year. The average balance for demand deposits increased to $57,642,000 during 2002 from $54,302,000 during 2001.

Time deposits increased $75.4 million or 27.3% in 2002. During 2002 and 2001, the Bank continued to offer highly competitive rates on time deposits in order to fund growth in loans. Time deposits increased to $352,073,000 at December 31, 2002 from $276,704,000 at December 31, 2001 and $253,959,000 at December 31, 2000. Time deposits bear a higher interest rate than other types of deposits and increase the Bank's overall cost of funds. See, "Net Interest Income."

Money market deposits increased $6.8 million or 4.9% in 2002. The Bank's Sonoma Investor Reserve account, which was previously tied to the 90-day U.S. Treasury Bill and is now tied to a discretionary index, reprices on a weekly basis. The Sonoma Investors Reserve accounts generally offers rates which were competitive with rates offered on 30 to 90 day time certificates, and therefore, this account has been very popular with depositors. However, due to the lower interest rate environment competition for this type of deposit has increased.

Management attempts to reduce risks from fluctuating interest rates by limiting the maturities on certificates of deposit. The following table sets forth, by time remaining to maturity, the Bank's time certificates of deposit as of December 31, 2002.




(dollars in thousands)          $100,000 and Over   Less than $100,000
                                Amount        Pct   Amount         Pct
                               --------    -----   --------     -----
Three Months or Less            $36,304     24.3%   $38,436      19.0%
3 to 6 months                    41,995     28.0     55,380      27.4
6 months to 1 year               55,058     36.7     79,363      39.3
Over 1 year                      16,540     11.0     28,997      14.3
                               --------    -----   --------     -----
Total                          $149,897    100.0%  $202,176     100.0%
                               ========    =====   ========     =====


At December 31, 2002, certificates of deposit of $100,000 or more constituted approximately 26.0% of total deposits. The holders of these deposits are primarily local customers of the Bank. While these deposits are rate sensitive, the Bank believes they are stable deposits, as they are obtained primarily from customers with other banking relationships with the Bank.

Investment Portfolio

The following table shows the fair market value of the Bank's investment portfolio at December 31, 2002, 2001 and 2000.




                                                          December 31,
  (In thousands)                                        2002       2001
                                                      ------     ------
U.S. Treasury Securities                                  $0         $0
U.S. Government-Sponsored Agencies                       652        998
Federal Home Loan Bank Stock                           2,740        599
Federal Reserve Stock                                    165        163
                                                      ------     ------
Total                                                 $3,557     $1,760
                                                      ======     ======

Securities Pledged                                      $625       $625



The following table shows the yield of investments (at amortized cost) by maturity ranges as of December 31, 2002. Federal Home Loan Bank and Federal Reserve stock are excluded from this table.


(In thousands)                               Amount       Yield
                                             ------       -----
One year or less                                 $0       0.00%
Over one year through 5 years                   636       3.45
Over 5 years through 10 years                     0       0.00
Over 10 years                                     0       0.00
                                             ------       -----
Total                                          $636       3.45%
                                             ======       =====

The yield on average investments (including Federal Home Loan Bank and Federal Reserve Bank stock) equaled 3.84% during 2002 compared to 5.95% in 2001. See, "Net Interest Income."

The Bank is required to own Federal Home Loan Bank ("FHLB") stock to maintain its borrowing relationship. See, "Liquidity." The Bank receives stock dividends quarterly based upon the earnings of the Federal Home Loan Bank Stock. The Bank received an annualized yield of 3.80% during 2002 and 5.88% during 2001. The Federal Reserve Bank stock had a yield of 5.93% during 2002.

Investments are carried at amortized cost or market value, depending on whether they are held to maturity or available for sale. At December 31, 2002, $652,000 was classified as available for sale per accounting definitions. At December 31, 2001, $998,000 was classified as available for sale. The market value of securities equaled $652,000 and $998,000 at December 31, 2002 and December 31, 2001, respectively.

Liquidity - Consolidated


Liquidity is a bank's ability to meet possible deposit withdrawals, to meet loan commitments and increased loan demand, and to take advantage of other investment opportunities as they arise. The Bank's liquidity practices are defined in both the Asset and Liability Policy and the Investment Policy. These policies define acceptable liquidity measures in terms of ratios to total assets, deposits, liabilities and capital. In addition, these policies include acceptable ranges for the Bank's loans-to-deposits ratio. The Bank also compares its liquidity position and ratios to those of its peer group.

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

Cash and due from banks, interest bearing deposits in banks and federal funds sold totaled $87,661,000 or 12.7% of total assets at December 31, 2002 compared to $82,540,000 or 14.7% of total assets at December 31, 2001. The liquidity level at December 31, 2002 exceeded the Bank's policy guideline of 10%.

At December 31, 2002 and 2001, the Bank's ratio of loans-to-deposits was 102.8% and 94.4% respectively which were in compliance with its internal guideline.

The Bank has two federal funds lines of credit totaling $14,000,000 with two financial institutions. These lines are available on a short term basis to meet cash demands that may arise. The Bank also has a borrowing relationship with the Federal Home Loan Bank, which has provided a new source of funds for loan growth and liquidity purposes. Due to restructuring at the Federal Home Loan Bank, the Bank has the ability to borrow at significantly higher levels depending upon the collateral available for pledging. At December 31, 2002 the Bank had $208,172,000 in loans pledged which provided a borrowing capacity of $120,526,000. As of December 31, 2002, the Bank had borrowed $54,776,000 compared to $11,802,000 at December 31, 2001.

The Bank funded loan growth during 2002 and 2001 through increased interest-bearing deposits (mainly time deposits), borrowing from the Federal Home Loan Bank and liquidity. Deposits increased during 2002 and 2001 largely due to deposit campaigns which offered higher rates to attract new time deposits. While this trend is expected to continue, the Bank also plans to expand the use of the Federal Home Loan Bank lending program to fund loan growth in the future.

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

At December 31, 2002, the Corporation had non-interest and interest bearing cash balances of $312,000, which management believes is adequate to meet the Corporation's foreseeable operational expenses.


Return on Equity and Assets

The following table shows key financial ratios for the years ended December 31, 2002 and 2001.

                                                   Year Ended December 31,
                                                   2002              2001
                                                   ----              ----
Return on Average Assets                           1.5%              1.5%
Return on Average Shareholders' Equity            18.9%             19.8%
Average Shareholders' Equity
as a Percent of Average Assets                     7.9%              7.8%
Dividend Payout Ratio                              N/A               N/A

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

Capital

The Corporation and the Bank are required by the Federal Reserve Board and the Comptroller of the Currency to maintain adequate capital. The Board of Governors of the Federal Reserve System has adopted risk-based capital guidelines for member banks and bank holding companies which provide minimum uniform capital adequacy requirements for bank holding companies. The OCC has also adopted additional capital requirements which are applicable to national banks, such as the Bank. See "Item 1, Description of Business, Supervision and Regulation-Capital Regulations and Item 8, Consolidated Financial Statements, Note 13."

The Bank and the Corporation are considered "Well-Capitalized" under the "risk-based" capital methodology. The Bank's leverage capital ratio was 7.8% of its total assets. The Bank's total risk-based capital ratio was 11.5% at December 31, 2002; the minimum acceptable level at December 31, 2002 was 8.0%. The Corporation's leverage capital ratio was 7.9%, with total risk-based capital equaling 11.6%, at December 31, 2002.

Income Taxes

The 2002 provision for income tax equaled $6,096,000. The overall effective tax rate was 39.5% during 2002. See, "Item 7, Consolidated Financial Statements, Note 7." The provision for federal income taxes for 2001 was $5,651,000. The overall effective tax rate for 2001 and 2000 was 41.1% and 39.7%, respectively.

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


Change in                    Estimated       Estimated Change in
Interest Rate          Net Interest Income   Net Interest Income
(basis points)              (000)                  (000)

         +200               30,320                 2,577
         +100               28,979                 1,236
Base Scenario               27,743                     0
         -100               26,922                  (821)
         -200               26,396                (1,347)


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

The following table represents the Corporation's interest rate sensitivity profile as of December 31, 2002. Assets, liabilities and shareholders' equity are classified by the earliest possible repricing opportunity or maturity date, whichever first occurs.



Balance Sheet
(in thousands)

                                                        Over 1     Non-rate
                                              Over 3      year    Sensitive
                                   Through    months   through        or
                                       3      through        5     Over 5
                                    months    1 year     years      years      Total
                                  --------  --------   -------   --------   --------
Assets
Fed Funds sold and
 Time Deposits                     $72,746      $198                         $72,944
Investment securities                                     $652     $2,904      3,556
Loans                              246,589    48,024    44,558    255,144    594,315
Non-interest-earning assets
(net of allowance for
loan losses)                                                       18,565     18,565
                                  --------  --------   -------   --------   --------
                                  $319,335   $48,222   $45,210   $276,613   $689,380
                                  --------  --------   -------   --------   --------

Liabilities & Shareholders
 Equity
Time Deposits $100,000
  and over                        $36,304    $41,995   $54,855    $16,540   $149,694
Other interest-bearing
 deposits and liabilities         223,316    154,946    51,997      1,776    432,035
Non-interest bearing liabilities                                   50,632     50,632
Other Liabilities &
 Shareholders' Equity                                              57,019     57,019
                                  --------  --------   -------   --------   --------
                                  $259,620  $196,941  $106,852   $125,967   $689,380
                                  --------  --------   -------   --------   --------

Interest Rate Sensitivity (1)      $59,715 ($148,719) ($61,642)  $150,646
Cumulative Interest
 Rate Sensitivity                  $59,715  ($89,004)($150,646)         0


(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.


Management believes that the Bank is fairly well balanced in terms of repricing schedule. Prime based loans approximate money market accounts with both repricing relatively quickly. Time deposits and loans tied to COFI reprice on a similar schedule with approximately the same balances repricing. In the past the Bank was more asset sensitive which meant that in a declining interest rate environment there usually is an immediate negative impact on the Bank's net interest margin, since assets reprice to lower rates more quickly than liabilities. In a raising interest rate environment, the Bank's earnings were positively affected immediately. The Bank continually monitors its interest rate sensitivity as part of the Bank's planning process.

The Corporation and the Bank do not at this time engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

ITEM 8.   Financial Statements and Supplementary Data

CONTENTS
INDEPENDENT AUDITOR'S REPORT

 FINANCIAL STATEMENTS
Consolidated balance sheets
Consolidated statements of income
Consolidated statements of comprehensive income
Consolidated statements of changes in stockholders' equity
Consolidated statements of cash flows
Notes to consolidated financial statements.


Page F-1
INDEPENDENT AUDITOR'S REPORT
To the Board of Directors and Stockholders
Northern Empire Bancshares

We have audited the accompanying consolidated balance sheets of Northern Empire Bancshares as of December 31, 2002 and
2001, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Empire Bancshares as of December 31, 2002 and 2001, and the results of its operations and cash flows for each of the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ MOSS ADAMS LLP
Santa Rosa, California
January 17, 2003





NORTHERN EMPIRE BANCSHARES
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
                                                2002            2001
                                         ------------   ------------
ASSETS
Cash and cash equivalents
Cash and due from banks                  $ 14,717,000   $ 16,726,000
Federal funds sold                         72,746,000     65,516,000
                                         ------------   ------------
                                           87,463,000     82,242,000
Interest-bearing deposits in banks            198,000        298,000
Investment securities available-for-sale      652,000        998,000
Federal Home Loan Bank (FHLB)
 stock, at cost                             2,740,000        599,000
Federal Reserve Bank stock, at cost           165,000        163,000
Loans, net                                586,461,000    466,529,000
Premises and equipment                      1,361,000      1,037,000
Accrued interest receivable and
 other assets                              10,340,000      9,138,000
                                         ------------   ------------
Total assets                             $689,380,000   $561,004,000
                                         ============   ============

LIABILITIES

Deposits                                 $577,585,000   $502,137,000
Accrued interest payable and
 other liabilities                          3,281,000      2,768,000
FHLB advances                              54,776,000     11,802,000
                                         ------------   ------------
Total liabilities                         635,642,000    516,707,000
                                         ------------   ------------
STOCKHOLDERS' EQUITY
Common stock, no par value;
 20,000,000 shares authorized;
 4,180,914 and 3,973,263 shares issued
 and outstanding in 2002 and 2001          27,529,000     21,946,000
Additional paid-in capital                    786,000        786,000
Accumulated other comprehensive
  income (loss)                                10,000         (1,000)
Retained earnings                          25,413,000     21,566,000
                                         ------------   ------------
Total stockholders' equity                 53,738,000     44,297,000
                                         ------------   ------------
Total liabilities and
 stockholders' equity                    $689,380,000   $561,004,000
                                         ============   ============





See accompanying notes

NORTHERN EMPIRE BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2002, 2001 and 2000

                                                  2002         2001       2000
                                           -----------   -----------   -----------
INTEREST INCOME
Loans                                     $ 40,315,000  $ 42,644,000  $ 37,816,000
Federal funds sold and investment
 securities                                  1,141,000     1,701,000     2,078,000
                                           -----------   -----------   -----------
Total interest income                       41,456,000    44,345,000    39,894,000
                                           -----------   -----------   -----------
INTEREST EXPENSE
Interest on deposits                        15,101,000    20,618,000    19,275,000
Interest on borrowings                         740,000       185,000       220,000
                                           -----------   -----------   -----------
Total interest expense                      15,841,000    20,803,000    19,495,000
                                           -----------   -----------   -----------
NET INTEREST INCOME                         25,615,000    23,542,000    20,399,000
PROVISION FOR LOAN LOSSES                      840,000       960,000       960,000
                                           -----------   -----------   -----------
Net interest income after provision
 for loan losses                            24,775,000    22,582,000    19,439,000
                                           -----------   -----------   -----------
NONINTEREST INCOME
Service charge on deposits                     546,000       430,000       332,000
Gain on sale of loans                        1,015,000       545,000       451,000
Other                                          773,000       702,000       673,000
                                           -----------   -----------   -----------
Total noninterest income                     2,334,000     1,677,000     1,456,000
                                           -----------   -----------   -----------
NONINTEREST EXPENSES
Salaries and benefits                        6,981,000     6,154,000     5,468,000
Occupancy                                    1,114,000       957,000       855,000
Equipment                                      606,000       604,000       535,000
Outside customer services                      399,000       469,000       420,000
Deposit and other insurance                    329,000       299,000       270,000
Professional fees                              360,000       247,000       245,000
Advertising                                    268,000       243,000       248,000
Other administrative                         1,621,000     1,548,000     1,489,000
                                           -----------   -----------   -----------
Total noninterest expenses                  11,678,000    10,521,000     9,530,000
                                           -----------   -----------   -----------
INCOME BEFORE INCOME TAXES                  15,431,000    13,738,000    11,365,000
PROVISION FOR INCOME TAXES                   6,096,000     5,651,000     4,513,000
                                           -----------   -----------   -----------
NET INCOME                                 $ 9,335,000   $ 8,087,000   $ 6,852,000
                                           ===========   ===========   ===========
EARNINGS PER COMMON SHARE                       $ 2.24        $ 1.94        $ 1.65
                                           ===========   ===========   ===========
EARNINGS PER COMMON SHARE,
 ASSUMING DILUTION                              $ 1.97        $ 1.78        $ 1.59
                                           ===========   ===========   ===========


See accompanying notes.
Page F-4
NORTHERN EMPIRE BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2002, 2001 and 2000

                                                  2002          2001          2000
                                           -----------   -----------   -----------
NET INCOME                                 $ 9,335,000   $ 8,087,000   $ 6,852,000
                                           -----------   -----------   -----------
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses)
 arising during period                          16,000        (2,000)        7,000
Reclassification adjustment for (gains)
 losses included in net income                   2,000        (7,000)       30,000
                                           -----------   -----------   -----------
                                                18,000        (9,000)       37,000
Income tax benefit (expense)                    (7,000)        4,000       (16,000)
                                           -----------   -----------   -----------
                                                11,000        (5,000)       21,000
                                           -----------   -----------   -----------
COMPREHENSIVE INCOME                        $9,346,000   $ 8,082,000   $ 6,873,000
                                           ===========   ===========   ===========


See accompanying notes.
Page F-5
NORTHERN EMPIRE BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2002, 2001 and 2000

                                                                Accumulated
                                                     Additional     Other
                                   Common Stock         Paid-in Comprehensive Retained
                                Shares      Amount      Capital Income (Loss) Earnings         Total
                             ---------   ----------   ---------  --------   ----------- ------------
Balance, December 31, 1999   3,560,296   15,561,000   $ 646,000 $ (17,000) $ 12,872,000 $ 29,062,000
5% stock dividend              179,157    2,632,000           -         -    (2,632,000)           -
Stock options exercised         26,929       74,000      96,000         -             -      170,000
Payout of fractional shares          -            -           -         -        (2,000)      (2,000)
Unrealized gain on securities,
net of tax                           -            -           -    21,000             -       21,000
Net income                           -            -           -         -     6,852,000    6,852,000
                             ---------   ----------   ---------  --------   ----------- ------------
Balance, December 31, 2000   3,766,382   18,267,000     742,000     4,000    17,090,000   36,103,000
5% stock dividend              188,641    3,608,000           -         -    (3,608,000)           -
Stock options exercised         18,240       71,000      44,000         -             -      115,000
Payout of fractional shares          -            -           -         -        (3,000)      (3,000)
Unrealized loss on securities,
 net of tax                          -            -           -    (5,000)            -       (5,000)
Net income                           -            -           -         -     8,087,000    8,087,000
                             ---------   ----------   ---------  --------   ----------- ------------
Balance, December 31, 2001   3,973,263   21,946,000     786,000    (1,000)   21,566,000   44,297,000
5% stock dividend              198,447    5,482,000           -         -    (5,482,000)           -
Stock options exercised          9,204      101,000           -         -             -      101,000
Payout of fractional shares          -            -           -         -        (6,000)      (6,000)
Unrealized gain on securities,
 net of tax                          -            -           -    11,000             -       11,000
Net income                           -            -           -         -     9,335,000    9,335,000
                             ---------   ----------   ---------  --------   ----------- ------------
Balance, December 31, 2002   4,180,914   27,529,000   $ 786,000  $ 10,000   $25,413,000 $ 53,738,000
                             =========   ==========   =========  ========   =========== ============






See accompanying notes.
Page F-6
NORTHERN EMPIRE BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001 and 2000

                                                                 2002         2001                2000
                                                         ------------      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $ 9,335,000      $ 8,087,000     $ 6,852,000
Adjustments to reconcile net income to net cash from
 operating activities:
    Depreciation and amortization                             437,000          423,000         396,000
    FHLB stock dividend                                       (64,000)         (35,000)        (63,000)
    Change in deferred income taxes                          (152,000)        (437,000)       (642,000)
    Provision for loan losses                                 840,000          960,000         960,000
    Tax benefit from stock options exercised                        -           44,000          96,000
    Gain on sale of fixed assets                                    -                -          (9,000)
 Changes in operating assets and liabilities
    Net change in deferred loan fees and discounts           (538,000)        (957,000)        271,000
    Change in interest receivable and other assets         (1,050,000)          72,000        (543,000)
    Change in accrued interest payable and
      other liabilities                                       513,000         (252,000)      1,073,000
                                                         ------------      -----------     -----------
        Net cash from operating activities                  9,321,000        7,905,000       8,391,000
                                                         ------------      -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturities of
     available-for-sale securities                          1,000,000        3,650,000       2,984,000
    Net change in interest bearing deposits                   100,000          395,000        (693,000)
    Net increase in loans                                (120,234,000)     (34,086,000)    (76,452,000)
    Purchase of leasehold improvements
     and equipment, net                                      (765,000)        (524,000)       (543,000)
    Purchase of Federal Reserve Bank stock                     (2,000)          (3,000)        (32,000)
    Purchases of FHLB stock                                (2,077,000)               -               -
    Proceeds from FHLB stock redemptions                            -                -         667,000
    Proceeds from sale of fixed assets                              -                -          11,000
    Purchase of available-for-sale securities                (639,000)      (2,669,000)     (1,978,000)
                                                         ------------      -----------     -----------
        Net cash from investing activities               (122,617,000)     (33,237,000)    (76,036,000)
                                                         ------------      -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                 75,448,000       48,698,000      95,570,000
    Net change in FHLB advances                            42,974,000        9,974,000      (7,222,000)
    Payout of fractional shares                                (6,000)          (3,000)         (2,000)
    Proceeds from exercise of stock options                   101,000           71,000          74,000
                                                         ------------      -----------     -----------
        Net cash from financing activities                118,517,000       58,740,000      88,420,000
                                                         ------------      -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                     5,221,000       33,408,000      20,775,000
CASH AND CASH EQUIVALENTS, beginning of year               82,242,000       48,834,000      28,059,000
                                                         ------------      -----------     -----------
CASH AND CASH EQUIVALENTS, end of year                   $ 87,463,000     $ 82,242,000    $ 48,834,000
                                                         ============      ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the year for:
       Interest                                          $ 15,806,000     $ 21,098,000    $ 19,200,000
       Income taxes                                         6,190,000      $ 6,061,000     $ 4,652,000











Page F-7
NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results.

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

Investment securities - Unrealized losses on individual held-to-maturity and available-for-sale securities that are deemed to be other than temporary are recorded in earnings as realized losses.
The Bank classifies and accounts for debt and equity securities as follows:
       Held-to-maturity: Debt securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or nonaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated term of the underlying security.
       Available-for-sale: Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available-for-sale. After amortization or accretion of any premiums or discounts, these assets are carried at market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of tax as a separate component of stockholders' equity.

       Trading securities: Debt and equity securities that are bought and held principally for the purposes of selling them in the near term are classified as trading securities and reported at market value, with unrealized gains and losses included in earnings.

Stock-based compensation - The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock
Issued to Employees (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123,
Accounting for Stock-Based Compensation (SFAS No. 123). Under APB No.
25, compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock. SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use APB No. 25 to account for stock-based compensation to employees, but pro forma disclosures of net income and earnings per share must be made as if SFAS No. 123 had been adopted in its entirety. Stock options issued to non-employees are valued under the provisions of SFAS No. 123.




Page F-8
NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No. 123, the Company's net income and income per share would have been as follows:


                                              2002            2001           2000
                                       -----------      ----------    -----------
Net income for the year                $ 9,335,000     $ 8,087,000    $ 6,852,000
Compensation expense, net of tax effect    354,000         347,000        287,000
                                       -----------      ----------    -----------
Proforma net income                    $ 8,981,000     $ 7,740,000    $ 6,565,000
                                       -----------      ----------    -----------
Proforma earnings per common share          $ 2.15          $ 1.95         $ 1.66
Proforma earnings per common share,
  assuming dilution                         $ 1.89          $ 1.79         $ 1.60





The fair value of each option is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:




                                              2002            2001           2000
                                       -----------      ----------    -----------
Dividends                                       5%              5%             5%
Expected volatility                         16.51%          14.80%         15.13%
Risk-free interest rate                      4.94            4.86    5.9% - 6.35%
Expected life                            10 years        10 years        10 years






Premises and equipment - Premises and equipment are stated at cost and depreciated or amortized using the straight-line method over the shorter of the estimated useful lives of the assets, which are three to seven years, or the term of the applicable lease. Depreciation expense for the years ended December 31, 2002, 2001 and 2000, was $437,000, $423,000 and $396,000.

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

Recent accounting pronouncements - The Financial Accounting Standards Board
(FASB) has issued the following accounting pronouncements:

SFAS No.145. Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.




Page F-9
NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

SFAS No.147, Accounting for Certain Acquisitions of Banking or Thrift Institutions and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. This Statement provides guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. This Statement is effective for acquisitions made on or after October 1, 2002. The adoption of SFAS No. 147 is not expected to have a material effect on the Company's consolidated financial statements.

SFAS No.148, Accounting for Stock-Based Compensation. This Statement addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement permits two additional transition methods that avoid the ramp-up effect arising from prospective application of the fair value based method addresses alternative. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company has adopted the disclosure requirements of the Statement and continues to follow the intrinsic value method to account for stock-based employee compensation.

Financial Accounting Standards Board Interpretation (FASBI) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also significantly expands the disclosures guarantors must include in their financial statements. While the Interpretation's accounting provisions are effective prospectively to guarantees issued or modified after December 31, 2002, its disclosure requirements generally apply to all guarantees and must be included in financial statements of interim and annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 is not expected to have a material effect on the Company's consolidated financial statements.

Loans - Loans are carried at amortized cost. The Bank's portfolio consists primarily of commercial and real estate loans generally\collateralized by first and second deeds of trust on real estate, as well as business assets and personal property.
Interest income is accrued daily on the outstanding loan balances using the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due 90 days and when full payment of principal or interest is not expected. At the time a loan is placed on nonaccrual status, any interest income previously accrued but not collected is reversed against interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.
The Bank charges loan origination and commitment fees. Loan origination fees are deferred and amortized to interest income using the interest method. Loan commitment fees are amortized to interest income over the commitment period. The Bank incurs loan costs when originating some SBA loans. These costs are deferred and expensed over the life of the loan. The deferred costs and fees are reported as net on the balance sheet.




Page F-10
NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The amount assigned to the right to service the loan is based on its fair value relative to the loan as a whole. To determine the fair value of servicing rights, the Bank uses models that incorporate assumptions that market participants would use in estimating future net servicing income, which includes estimating the cost of servicing per loan, the discount rate and loan prepayment estimates. The Bank amortizes the servicing rights using the effective interest methods. The balance of the servicing asset is included in other assets.

Allowance for loan losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide for both known and unidentified losses in the loan portfolio, including loan commitments and standby letters of credit. The allowance is based upon management's assessment of various factors affecting the collectibility of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and continuing review of the portfolio of loans and commitments. A loan is considered impaired if it is probable the Bank will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Since nearly all of the Bank's loans are collateral dependent, the allowance of the impaired loans is generally based on the fair value of the collateral.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                      Year Ended December 31,
                                    2002          2001          2000
                             -----------   -----------   -----------
Basic:
Net income                   $ 9,335,000   $ 8,087,000   $ 6,852,000
                             ===========   ===========   ===========
Weighted average common
 shares outstanding            4,175,509     4,164,777     4,145,654
                             ===========   ===========   ===========
Earnings per common share         $ 2.24        $ 1.94        $ 1.65
                             ===========   ===========   ===========
Assuming dilution:
Weighted average common
 shares outstanding            4,175,509     4,164,777     4,145,654
Stock options                    569,131       373,143       171,561
                             -----------   -----------   -----------
                               4,744,640     4,537,920     4,317,215
                             ===========   ===========   ===========
Diluted earnings per
 common share                     $ 1.97        $ 1.78        $ 1.59
                             ===========   ===========   ===========









Page F-11
NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Federal Home Loan Bank system - As a member of the Federal Home Loan Bank
(FHLB), the Company is required to maintain an investment in the FHLB's capital stock. The investment is carried at cost. Interest rates on the advances from the FHLB currently range from 1.36% to 5.63% and mature through 2008. To collateralize these advances, the Bank has pledged loans to FHLB with outstanding principal balances of $208,172,000, which results in a borrowing capacity of $120,526,000.

Derivatives and hedging - The Bank's investment policy does not allow derivatives, interest swaps, caps, collars, or hedging investments.

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE
As required by law, investment securities with a par value of $625,000 were pledged to secure deposits and borrowings. The securities held at December 31, 2002, mature April 2004.

                                                  Unrealized        Market
                                         Cost    Gains (Losses)      Value
                                     ----------      --------      ---------
U.S. Government Agency Securities
  - December 31, 2002                 $ 636,000      $ 16,000      $ 652,000
                                     ----------      --------      ---------
U.S. Government Agency Securities
 - December 31, 2001                 $ 1,000,000     $ (2,000)     $ 998,000
                                     ----------      --------      ---------



NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank's lending activities are concentrated primarily in Sonoma County, California, with SBA loans also being generated in other counties in Northern California and in Arizona. There were no industry or borrower group concentrations at December 31, 2002 and
2001.
                                                  2002           2001
                                         -------------  -------------
Commercial loans                         $ 173,325,000  $ 137,711,000
Consumer installment loans                   6,445,000      2,052,000
Real estate loans - construction            32,412,000     49,604,000
Real estate loans - mortgage               382,134,000    284,782,000
                                           594,316,000    474,149,000
Deferred loan fees and discount             (1,466,000)    (2,004,000)
Allowance for loan losses                   (6,389,000)    (5,616,000)
                                         -------------  -------------
                                         $ 586,461,000  $ 466,529,000
                                         =============  =============


Page F-12
NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity in the allowance for loan losses is as follows:





                                    2002          2001          2000
                             -----------   -----------   -----------
Balance, beginning of year   $ 5,616,000   $ 4,681,000   $ 3,787,000
Provision for loan losses        840,000       960,000       960,000
Loans charged-off                (67,000)      (25,000)      (66,000)
                             -----------   -----------   -----------
                             $ 6,389,000   $ 5,616,000   $ 4,681,000
                             ===========   ===========   ===========

At December 31, 2002, there were nine loans totaling $3,035,000 in nonaccrual status, and there were nine loans totaling $2,156,000 in nonaccrual status at December 31, 2001. Interest foregone on these loans totaled $228,000 and $143,000, respectively. That portion of the allowance for loan losses associated with these nonaccrual loans was $256,000 and $282,000, respectively.

The Bank has the option to sell to outside investors the guaranteed portion of SBA loans while retaining the unguaranteed portion in its loan portfolio. The SBA guarantee is transferred to the buyer and the Bank retains the loan's servicing function. Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of SBA loans serviced for others were $40,256,000 and $31,649,000 guaranteed by the SBA at December 31, 2002 and 2001, of which the Bank's retained interests in those loans ranged from 10% to 54%. The balance of capitalized servicing rights included in other assets at December 31, 2002 and 2001, was $933,000 and $639,000. The fair value of these rights was determined using discount rates of 7% in 2002 and 10% in 2001 and prepayment speeds ranging from 6% to 15% depending upon the stratification of the specific right. The amortized servicing rights for the years ended December 31, 2002, 2001 and 2000, totaled $77,000, $65,000 and
$61,000. Losses on these loans are shared between the Bank and the SBA on a pro rata basis. SBA guaranteed loans that could be sold in the future totaled $101,010,000 at December 31, 2002.

The Bank serviced non-SBA loans for others totaling $31,199,000 and $25,683,000 in unpaid principal balances at December 31, 2002 and 2001. These loans are not included in the accompanying consolidated balance sheet, and there are no servicing assets associated with these loans.

NOTE 4 - PREMISES AND EQUIPMENT
                                        2002                2001
                                 -----------         -----------
Leasehold improvements           $ 1,565,000         $ 1,269,000
Furniture and equipment            3,599,000           3,158,000
                                 -----------         -----------
                                   5,164,000           4,427,000
Less accumulated depreciation
 and amortization                  3,803,000           3,390,000
                                 -----------         -----------
                                 $ 1,361,000         $ 1,037,000
                                 ===========         ===========







Page F-13
NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DEPOSITS

Certificates of deposit with balances of $100,000 or more totaled
$149,897,000 and $114,107,000 at December 31, 2002 and 2001.
Deposits consist of the following:

                                             2002           2001
                                    -------------  -------------
Noninterest-bearing                  $ 50,632,000   $ 59,413,000
Interest-bearing:
Money market                          144,594,000    137,826,000
Savings                                 6,503,000      5,904,000
Demand                                 23,783,000     22,290,000
Certificates of deposit               352,073,000    276,704,000
                                    -------------  -------------
                                    $ 577,585,000  $ 502,137,000
                                    =============  =============

Certificates of deposit are scheduled to mature as follows:

                         Year Ending December 31,
                         -----------------------
                        2003       $ 306,535,000
                        2004          45,079,000
                        2005              97,000
                        2006                   -
                        2007             362,000
                                   -------------
                                   $ 352,073,000
                                   =============






NOTE 6 - FEDERAL HOME LOAN BANK (FHLB) ADVANCES

Contractual maturities and balances outstanding of FHLB advances are reflected in the following schedules. Advances from the FHLB are collateralized by qualifying first mortgage loans and government agency securities.

                       2002                          2001
                 -------------------------  ------------------------
                                 Interest                 Interest
Maturities         Amount          Rates      Amount       Rates
                  -----------  -----------  -----------  -----------
Within one year   $30,000,000  1.54 - 2.92% $10,000,000  2.92%
Two years          23,000,000  1.36 - 1.94%           -     -
Six years           1,776,000  5.56 - 5.63%   1,802,000  5.56 - 5.63%
                  -----------               -----------
                  $54,776,000               $11,802,000
                  ===========               ===========

                                                    2002         2001
                                             -----------  -----------
Maximum balance outstanding at any month end $54,776,000  $11,802,000
Average outstanding balance                   27,009,000    4,651,000
Weighted average interest rate                     2.48%        3.96%







Page F-14
NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - INCOME TAXES
The components of the provision for federal and state income taxes are as follows:
                                        2002        2001        2000
                                 ----------- ----------- -----------
Provision for income taxes
Federal                          $ 4,803,000 $ 4,553,000 $ 3,752,000
State                              1,445,000   1,491,000   1,307,000
                                 ----------- ----------- -----------
                                   6,248,000   6,044,000   5,059,000
Change in deferred income taxes     (152,000)   (437,000)   (642,000)
Tax benefit from options exercised         -      44,000      96,000
                                 ----------- ----------- -----------
                                 $ 6,096,000 $ 5,651,000 $ 4,513,000
                                 =========== =========== ===========





A reconciliation of the statutory tax rates to the effective tax rates is as follows:
                                        2002        2001        2000
                                 ----------- ----------- -----------
Federal income tax at statutory rate    34.0%      34.0%       34.0%
State taxes, net of federal
 income tax benefit                      6.7        6.7         7.6
Other, net                              (1.2)       0.4        (1.9)
                                 ----------- ----------- -----------
                                        39.5%      41.1%       39.7%
                                 =========== =========== ===========


The components of net deferred tax assets are as follows:
                                           2002           2001
                                    -----------    -----------
Loan loss reserves                  $ 2,508,000    $ 2,311,000
State taxes                             531,000        487,000
Deferred compensation                   545,000        432,000
All others                               18,000        220,000
                                    -----------    -----------
                                    $ 3,602,000    $ 3,450,000
                                    ===========    ===========



NOTE 8 - STOCK OPTIONS
The Company's nonqualifying stock option plans provide for granting of stock options to directors and officers to purchase shares of the Company's stock. All shares covered by the options granted to date may be purchased at a price not less than the fair-market value on the date the option was granted. Options vest over three to five years and expire ten years from the date of grant. In accordance with the Plan, options are granted to prevent the antidilutive effect of a 5% stock dividend during the year. The exercise price is reduced accordingly.

 The Company granted 15,000 nonqualifying stock options to an employee during the year ended December 31, 2002.








Page F-15
NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the number of options granted and exercisable and the weighted average exercise prices and remaining contractual lives of the options:

                                               2002              2001                2001
                                       -------------------    ----------------   -----------------
                                                  Weighted-          Weighted-           Weighted-
                                                   Average            Average             Average
                                                   Exercise           Exercise            Exercise
                                          Shares    Price       Shares  Price       Shares   Price
                                        ---------   -----    ---------  -----     -------    -----
Outstanding at beginning of year       1,133,840   $14.27      861,225  $13.38     839,020  $13.33
Granted                                   15,000    28.25      242,350   19.88     299,406   14.33
Options granted attributable to the
 stock dividend                           56,525    13.59       54,458   19.13     40,606    13.02
Forfeited                                 (2,924)   17.57       (5,953)  14.90    (290,878)  13.32
Exercised                                 (9,204)   11.00      (18,240)   3.89     (26,929)   2.78
                                        ---------             ---------            -------
Outstanding at end of year              1,193,237   13.78     1,133,840  14.27     861,225   13.38
                                        ---------             ---------            -------
Options exercisable at end of year        782,080               526,448            352,200
                                        =========             =========            =======


                                      Weighted-
                        Weighted      Average                             Weighted-
   Options              Average      Remaining              Options       Average
Outstanding at          Exercise     Contractual       Exercisable at     Exercse
December 31, 2002        Price          Life        December 31, 2002      Price
----------------        ------        ---------     -----------------    -------
      3,345              $2.70          1.2                3,345           $2.70
    522,270              12.08          5.8              417,816           12.08
     61,248              11.52          5.6               48,998           11.52
    319,068              12.92          5.6              255,255           12.92
     11,024              15.02          7.8                4,410           15.02
    261,282              18.03          8.0               52,256           18.03
     15,000              28.25          9.5                    -
 ----------                                              --------
  1,193,237             $13.78                            782,080          $13.78
 ==========                                              ========


Note 9 - DEFERRED COMPENSATION
The Company has deferred compensation agreements with two key officers and four Board members. The agreements require the Company to provide annual benefits ranging from $75,000 to $100,000 for the officers and $13,000 to $55,000 for the Board members for 15 years after retirement or disability. In the event of death, the beneficiaries are to receive the benefits. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for the years ended December 31, 2002, 2001 and 2000, totaled $196,000,
$182,000 and $174,000. The Company is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 2002 and 2001, the cash surrender value of these policies, which is included on the balance sheet in other assets, was $2,396,000 and $2,287,000.







Page F-16
NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) savings plan covering substantially all employees of the Company and the Bank. Employees who elect to participate are able to defer up to 15% of their annual salary, subject to limitations imposed by federal tax law. The Company makes matching contributions equal to 100% of each participant's elective deferral, up to a maximum of $1,200 per employee. Contributions by the Company for the years ended December 31, 2002, 2001 and 2000, were $96,000, $91,000 and $75,000.

NOTE 11 - RELATED-PARTY TRANSACTIONS

The Company has an operating lease with a major stockholder of the Company for office facilities. The lease expires in August 2004, with an option to extend the lease for an additional five years. Rental payments under this lease were $181,000, $168,000 and $168,000 for the years ended December 31, 2002, 2001 and 2000.

The Company has, and expects to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates. An analysis of the loans to related parties is as follows:
                                         2002           2001
                                  -----------    -----------
Balance, beginning of year        $ 8,572,000    $ 7,273,000
Additions                          18,828,000     16,616,000
Principal reductions              (16,643,000)   (15,317,000)
                                  -----------    -----------
                                  $10,757,000    $ 8,572,000
                                  ===========    ===========

NOTE 12 - COMMITMENTS AND CONTINGENCIES
The Bank is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Bank's daily demand deposit balances. Required deposits held with the Federal Reserve at December 31, 2002 and 2001, were $4,767,000 and $4,098,000.

The Company and the Bank have entered into operating leases for branches and office facilities that expire through May 2022. Two of the leases have options to extend the term for two additional five-year terms, and one lease has an option to extend the term for three additional five-year terms. Rental payments under these various leases were $656,000, $530,000 and $482,000 for the years ended
December 31, 2002, 2001 and 2000. Total rental expense was $836,000, $706,000 and $650,000, respectively.

Future minimum non-cancelable lease payments are as follows:

              Year Ending December 31,
                         2003           $ 897,000
                         2004             679,000
                         2005             339,000
                         2006             309,000
                   Thereafter             953,000
                                      -----------
                                      $ 3,177,000
                                      ===========







Page F-17
NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 - REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital
(as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank meet all capital adequacy requirements to which it is subject.

                                                                   To Be Well
                                                                     Capitalized Under
                                               For Capital            Prompt Corrective
                               Actual          Adequacy Purposes     Action Provisions
                            ----------------- -------------------    -------------------
                               Amount               Amount              Amount
                          (in thousands) Ratio (in thousands) Ratio (in thousands) Ratio
                           ------------- -----  ------------  -----  ------------- -----
At December 31, 2002:
Total Capital to
Risk-Weighted Assets
 Consolidated                 $ 60,027   11.6%     $ 41,541   8.0%     $ 51,927    10.0%
 Bank                           59,661   11.5%       41,532   8.0%       51,916    10.0%
Tier 1 Capital to Risk-
 Weighted Assets
  Consolidated                  53,638   10.3%       20,771   4.0%       31,156     6.0%
  Bank                          53,272   10.3%       20,766   4.0%       31,149     6.0%
Tier 1 Capital to
 Average Assets
  Consolidated                  53,638    7.9%       20,509   3.0%       34,181     5.0%
  Bank                          53,272    7.8%       20,496   3.0%       34,160     5.0%
At December 31, 2001:
Total Capital to
 Risk-Weighted Assets
  Consolidated                  49,321   12.1%        32,491   8.0%      40,614     10.0%
  Bank                          49,060   12.1%        32,487   8.0%      40,609     10.0%
Tier 1 Capital to Risk-
 Weighted Assets
   Consolidated                 44,238   10.9%        16,246   4.0%      24,368      6.0%
   Bank                         43,977   10.8%        16,243   4.0%      24,365      6.0%
Tier 1 Capital to
 Average Assets
   Consolidated                 44,238    8.0%        16,555   3.0%      27,592      5.0%
   Bank                         43,977    8.0%        16,554   3.0%      27,591      5.0%



At December 31, 2002, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 average ratios as set forth in the table above.

Payment of dividends by the Bank is limited under regulation. The amount that can be paid in any calendar year without prior approval of the Office of the Comptroller of the Currency cannot exceed the lesser of net profits (as defined) for that year, plus the net profits for the preceding two calendar years, or retained earnings.


Page F-18
NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLDATED FINANCIAL STATEMENTS

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Investment securities - The fair value of investment securities is based on quoted market prices. If quoted market prices are not available, then fair values are based on quoted market prices of comparable instruments. Included in investment securities are Federal Home Loan Bank and Federal Reserve Bank stock, which are carried at cost. The carrying amount is areasonable estimate of fair market value.

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


                                   December 31, 2002         December 31, 2001
                                Carrying         Fair       Carrying       Fair
                                 Amount         Value       Amount        Value
                            ------------ ------------- ------------- -------------
Financial assets:
Cash and cash equivalents   $ 87,463,000  $ 87,463,000  $ 82,242,000  $ 82,242,000
Interest-bearing deposits
  in banks                       198,000       199,000       298,000       299,000
Investment securities          3,557,000     3,557,000     1,760,000     1,760,000
Loans, net                   586,461,000   599,521,000   466,529,000   473,833,000
                            ------------ ------------- ------------- -------------
                            $677,679,000 $ 690,740,000 $ 550,829,000 $ 558,134,000
                            ============ ============= ============= =============
Financial liabilities -
 deposits                   $577,585,000 $ 578,201,000 $ 502,137,000 $ 505,814,000
                            ============ ============= ============= =============
Off-balance sheet
financial instruments:
Commitments to extend
 credit                                - $  50,112,000 $          -  $  50,923,000




Page F-19
NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

At December 31, 2002 and 2001, loan commitments totaled $48,035,000 and $47,451,000 and standby letters of credit totaled $2,077,000 and $3,472,000.

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
The condensed balance sheet of Northern Empire Bancshares (parent company only) as of December 31, 2002 and 2001, and statements of income and cash flow for each of the three years ended December 31, 2002, are as follows:

ASSETS
                                                2002         2001
                                        ------------ ------------
Cash and cash equivalents                    312,000    $ 251,000
Investment in Sonoma National Bank        53,372,000   44,036,000
Other assets                                  55,000       52,000
                                        ------------ ------------
Total assets                            $ 53,739,000 $ 44,339,000
                                        ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                       $      1,000 $     42,000
Preferred stock, no par value;
10,000,000 shares authorized;
none issued or outstanding                         -            -
Common stock, no par value;
 20,000,000 shares authorized;
 4,180,914 and 3,973,263 shares
 issued and outstanding in
 2002 and 2001                            27,529,000   21,946,000
Additional paid-in-capital                   786,000      786,000
Accumulated other comprehensive
 income (loss)                                10,000       (1,000)
Retained earnings                         25,413,000   21,566,000
                                        ------------ ------------
Total stockholders' equity                53,738,000   44,297,000
                                        ------------ ------------
Total liabilities and
 stockholders' equity                   $ 53,739,000 $ 44,339,000
                                        ============ ============


Page F-20
NORTHERN EMPIRE BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  2002        2001           2000
                                           ----------   ----------      ---------
STATEMENTS OF INCOME
Interest and other income                      $ 5,000    $  9,000        $13,000
Administrative expenses                        (39,000)    (38,000)       (37,000)
Income tax expense                              44,000      (1,000)        (1,000)
Equity in undistributed earnings of
 Sonoma National Bank                      $ 9,325,000 $ 8,117,000    $ 6,877,000
                                           ----------   ----------      ---------
Net income                                 $ 9,335,000 $ 8,087,000    $ 6,852,000
                                           =========== ==========      ==========



STATEMENTS OF CASH FLOWS

                                                 2002        2001            2000
                                           ---------- -----------    ------------
Cash flows from operating activities:
Net income                                 $ 9,335,000 $ 8,087,000    $ 6,852,000
Adjustments to reconcile net income to net
 cash from operating activities:
   Changes in other assets                     (3,000)           -          1,000
   Change in other liabilities                (41,000)           -              -
   Equity in undistributed earnings        (9,325,000)  (8,117,000)    (6,877,000)
                                           ----------   ----------      ---------
Net cash from operating activities            (34,000)     (30,000)       (24,000)
                                           ----------   ----------      ---------
Cash flows from investing activities:
Net change in loans receivable                      -            -        149,000
                                           ----------   ----------      ---------
Net cash from investing activities                  -            -        149,000
                                           ----------   ----------      ---------
Cash flows from financing activities:
Payout of fractional shares                    (6,000)      (3,000)        (2,000)
Proceeds from exercise of stock options       101,000       71,000         74,000
                                           ----------   ----------      ---------
Net cash from financing activities             95,000       68,000         72,000
                                           ----------   ----------      ---------
Net change in cash and cash equivalents        61,000       38,000        197,000
Cash and cash equivalents, beginning of year  251,000      213,000         16,000
                                           ----------   ----------      ---------
Cash and cash equivalents, end of year     $  312,000   $  251,000      $ 213,000
                                           ==========   ==========      =========












ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                             Part III

ITEM 10.       Directors and Executive Officers of the Registrant

The following are the directors and executive officers of the Corporation and the Bank:


Name and Positions with the                 Principal Occupation
Corporation and the Bank            Age     During the Past 5 Years

Deborah A. Meekins,                 50      President and Chief Executive
President & Chief Executive                 Officer of the Bank
Officer and Director of the                 since February 1991.
Bank and Chief Executive Officer
of the Corporation

Clement C. Carinalli                57      Retired CPA, local businessman,
Director of the Corporation                 rancher and real estate
and the Bank                                investor.


Patrick R. Gallaher,                57      Certified Public Accountant
Chief Accounting Officer of                 and local businessman;
the Corporation and Director                major shareholder in
of the Corporation and the Bank             Oakmont Developers, a Santa
                                            Rosa development company.

William P. Gallaher,                52      Real Estate developer and
Director of the Corporation                 investor; President of
and the Bank                                Oakmont Developers; President
                                            of Gallaher Construction
                                            Company.


William E. Geary,                   74     Senior Partner in Geary,
Director of the Corporation                Shea & O'Donnell, a Santa
and the Bank                               Rosa law firm.

Dennis R. Hunter,                   60     Real estate investor and
Chairman of the Board of the               developer in Santa Rosa;
Corporation and Vice Chairman              principal in Investment
of the Board of the Bank                   Development Fund, a venture
                                           capital fund, a director of
                                           Pinnacle Oil International, Inc.

James B. Keegan, Jr.,               54     Partner in Keegan & Coppin
Vice-Chairman & Director of the            Company, a Santa Rosa real
Corporation and Chairman of the            estate brokerage and
Board of the Bank                          development firm, since 1976.

Robert V. "Buzz" Pauley,            58     A commercial properties manager;
Secretary/Treasurer and Director           trader of futures and options
of the Corporation and Director            contracts in Chicago and other
of the Bank                                international market exchanges.

David F. Titus,                     50     Executive Vice President &
Executive Vice President &                 Senior Loan Officer of the
Senior Loan Officer and                    Bank since January, 1995.
Director of the Bank                       Senior Vice President & Senior
                                           Loan Officer of the Bank from
                                           August 1991 to January, 1995.

Larry V. Sorensen,                  43     Executive Vice President of
Executive Vice President &                 Corporate Development of the
Corporate Development Officer              Bank since May 2002; Finance
of the Bank                                Director of Corrigo Inc.; and ,
                                           Vice President of Corporate
                                           Development of Golden West
                                           Financial Corporation

JoAnn Barton,                       49     Senior Vice President and
Senior Vice President &                    Senior Operations Administrator
Senior Operations Officer                  of the Bank since March 1992;
of the Bank                                from November 1985 Vice
                                           President and Senior Operations
                                           Administrator of the Bank.

Jane M. Baker                       56     Senior Vice President and
Senior Vice President &                    Chief Financial Officer of the
Chief Financial Officer                    Bank since August 1995;
of the Bank and Chief                      Vice President and Chief
Financial Officer of the                   Financial Officer of the
Corporation                                Bank since August 1992.

Each of the directors of the Corporation has served as a director since the initial organization of the Corporation in 1982, except for Patrick
R. Gallaher who was elected on May 19, 1992, William P. Gallaher who was elected on June 21, 1994 and Clement C. Carinalli who served from 1982 until 1992 and from 1996 to date. William P. Gallaher and Patrick R. Gallaher are brothers.


William E. Geary, Dennis R. Hunter, James B. Keegan, Jr. and Robert V. Pauley have served as directors of the Bank since the initial organization of the Bank in 1984. Clement C. Carinalli served from 1984 to 1992 and from 1996 to date. William P. Gallaher was appointed as Bank director in November 1988; Deborah A. Meekins was appointed in August 1990; Patrick R. Gallaher was appointed in December 1991 and David F. Titus was appointed in June 2001. As the sole shareholder of the Bank, the Corporation elects the directors of the Bank.

The Corporation's common stock is not registered pursuant to section 12 of the Exchange Act, therefore Item 405 of Regulation S-K is not applicable.

ITEM 11.       Executive Compensation

The following table sets forth the cash compensation paid to or accrued for the executive officers of the Bank for services rendered for the periods indicated. The executive officers of the Corporation, including the President, do not receive compensation for their services as such. The Vice Chairman of the Corporation, James B. Keegan, Jr., serves as the Chairman of the Board of the Bank and receives $2,000 per month from the Bank for his services in that capacity. See, "Compensation of Directors," below.

                          Summary Compensation Table
(dollars in thousands)

                                                                Long Term
                                         Annual Compensation  Compensation
                                         -------------------   -------------
                                                                Options
Name and  Principal Position   Year        Salary    Bonus    (No. of Shares)  All Other (1)

Deborah A. Meekins,             2000       $173       $152                        $51
President and Chief Executive   2001        181        152       21,000            67
Officer and Director of         2002        182        155                        139
the Bank

David F. Titus, Executive Vice  2000       118         106                         39
President and Senior Loan       2001       123         106       15,000            55
Officer and                     2002       160          86                        113
Director of the Bank

Larry V. Sorensen, Executive
Vice President and Corporate
Development Officer of the      2002        89           0       15,000             4
Bank

JoAnn Barton, Senior Vice       2000       99           20        5,000             4
President and Senior Operations 2001      103           20                          5
Officer of the  Bank            2002       99           19                          5

Jane M. Baker, Senior Vice      2000       98           20        5,000             4
President and Chief Financial   2001      103           20                          5
Officer of the Bank             2002      106           21                          5


(1) Includes contribution by the Bank for the benefit of the named officer pursuant to the Bank's 401(k) plan, auto allowances and accrued expenses incurred with respect to the Salary Continuation Agreement for Ms. Meekins and Mr. Titus, as described below.

Salary Continuation Agreements


The Bank has deferred compensation agreements with Deborah A. Meekins, President and Chief Executive Officer, and David F. Titus, Executive Vice President and Senior Loan Officer. Under these agreements, the Bank is obligated to provide for them or their beneficiaries, during a period of 15 years after the employee's death, disability, or retirement, annual benefits ranging from $75,000 to $100,000. Benefits are also provided to the officer if he/she resigns following a change in control or if he/she voluntarily resigns after June 1, 1995. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until their expected retirement dates. The accrued expense is included in Other Liabilities in the financial statements. The Bank is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 2002, the total cash surrender value of these policies was $1,113,000, which is included in other assets.

Stock Option Plan

Neither the Corporation nor the Bank award restricted stock or have long term incentive plans, other than the Corporation's 1984 and 1997 Stock Option Plans. The 1984 Plan expired in February 1994. Options for a total of 3,345 shares (to officers of the Bank) granted under the 1984 Plan remain outstanding and will expire in February 2004. Options for a total of 1,189,892 shares (913,328 to all directors of the Corporation and 276,564 shares to forty-four officers and employees of the Bank) are outstanding under the 1997 Plan as of December 31, 2002. As of January 31, 2002 options for a total of 1,193,237 shares (913,328 to all directors of the Corporation and 279,909 shares to forty-four officers and employees of the Bank) were outstanding.

The following sets forth information regarding all stock options granted to executive officers during 2002.

Option Grants Table

                                                                      Potential realizable value
                                                                      at assumed annual rates of
                                                                      stock price appreciation
                          Individual Grants                           for option term

                                  Percent
                    Number of     of total     Exercise
                    Securities   options        of
                    underlying   granted to     base                       5%           10%
                    options      employees in   price   Expiration        ($)           ($)
Name                granted (1)  fiscal year   ($/Sh)   Date               $             $

Larry V. Sorensen    15,000       100%        $28.25   6/13/2012    $266,400     $675,300




(1)  Adjusted for stock dividends issued since date of the option grant.

The following sets forth information regarding all options held by the named executive officers as of December 31, 2002 and options exercised during 2002:


                             Aggregated Year-End Option Exercises and Values
                                                                  December 31, 2002

                                                   Number of Securities
                            Shares      Value      Underlying Unexercised       Value of Unexercised
                        acquired on     realized   Options (No. of Shares)(1)        Options (2)
Name                      exercise(#)     ($)      Exercisable/Unexercisable   Exercisable/Unexercisable
------------------     ----------     --------     --------------------------  -------------------------
Deborah A. Meekins        1,000        $13,467        85,510 / 38,742              $1,123,991 / $411,546

David F. Titus                0              0        19,937 / 16,876                $276,254 / $150,628

Larry V. Sorensen             0              0             0 / 15,000                      $0 / ($40,500)

JoAnn Barton                  0              0          7,066 / 4,522                  $91,417 / $51,866

Jane M. Baker             1,285        $30,199          8,366 / 4,522                 $121,124 / $51,866


(1)  Adjusted for stock dividends issued since date of the option grant.
(2) Calculated based on the difference between the fair market value of the stock and the exercise price of the options, as of December 31, 2002.


Compensation of Outside Directors

During 2002 outside directors of the Bank (including directors who serve as executive officers of the Corporation) receive director fees as follows: $1,500 for each monthly board meeting attended, $500 per executive committee and ALCO and $250 per all other committee meetings attended. The Chairman of the Board of the Bank receives a fee of $2,000 per month in addition to the committee fees described above. The Corporation does not pay directors' fees at this time, and does not plan to in the near future.

Outside directors were eligible to receive options under the Corporation's 1984 Stock Option Plan and are also eligible to receive options under the 1997 Stock Option Plan. See "Item 12, Security Ownership of Certain Beneficial Owners and Management." During 2000, stock options for 17,885 shares were exercised by directors, realizing a value of approximately $213,000. During 2001, options for 157,000 were granted to outside directors. During 2002 there were no options granted to directors and none were exercised during the year. During 2000, options to several outside directors were canceled and reissued. At the time the options were canceled, their exercise price was less than the fair market value of the shares, the directors were 40% vested, and the remaining life of the options was eight years. The directors were granted options for the same number of shares at an exercise price that exceeds the exercise price of the canceled options and equal to the fair market value at the time of the grant. The new options contain an accelerated vesting period, to match the vesting of the canceled options, and have a ten year life. Outside directors held on December 31, 2002 options for 913,328 shares, which options had an estimated value of $11,001,000 based on the difference between the fair market value of the stock as of that date and the exercise price of the options.

The Corporation has deferred compensation agreements with directors Patrick R. Gallaher, William P. Gallaher, William Geary, and James B. Keegan, Jr. Under each of these agreements, the Corporation is obligated to provide for the director or his beneficiaries, during a period of between 10 to 15 years after the director's death, disability or retirement, annual benefits ranging from $13,000 to $55,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates. The Corporation is beneficiary of life insurance policies that have been purchased as a method of financing the benefits. At December 31, 2002, the total cash surrender value of these policies was $1,282,000, which is included in other assets.


ITEM 12.       Security Ownership of Certain Beneficial Owners and
Management

Other than as set forth below, the Corporation knows of no person who is the beneficial owner of more than 5.0% of the Corporation's outstanding shares as of January 31, 2003.

The following sets forth the numbers of shares of common stock beneficially owned by each director of the Corporation and the Bank and by the directors and officers (including vice presidents and above) of the Corporation and the Bank as a group, as of January 31, 2003. The numbers of shares beneficially owned include the numbers of shares which each person has the right to acquire within 60 days upon exercise of stock options granted pursuant to the Corporation's Stock Option Plans. The percentages of shares owned beneficially are calculated, pursuant to SEC Rule 13d-3(d) (1), based on the number of shares presently outstanding plus the number of shares which the person or group has the right to acquire within 60 days.




Name                                       Number of Shares
                                          Beneficially Owned      Pct

Clement C. Carinalli                        168,732 (1)           3.4%
Patrick R. Gallaher                         181,699 (2)           3.6
William P. Gallaher                         162,238 (3)           3.3
William E. Geary                            267,448 (4)           5.4
Dennis R. Hunter                            312,568 (5)           6.3
James B. Keegan, Jr.                        185,969 (6)           3.7
Deborah A. Meekins                          144,049 (7)           2.9
Robert V. Pauley                            247,678 (8)           5.0
David Titus                                  24,295 (9)           0.5
JoAnn Barton                                 34,115(10)           0.7
Jane M. Baker                                10,851(11)           0.2
Larry V. Sorensen                                 0               0.0

Directors and Executive
Officers as a group
(10 persons)                              1,739,642              35.0%

(1) Including 90,942 shares issuable to Mr. Carinalli upon the exercise of stock options exercisable within 60 days.
(2) Including 90,942 shares issuable to Mr. Gallaher upon the exercise of stock options exercisable within 60 days, 90,515 shares held in Mr. & Mrs. Gallaher's trust and 242 shares owned by a child living at home.
(3) Including 90,942 shares issuable to Mr. Gallaher upon the exercise of stock options exercisable within 60 days and 22,493 held in an IRA account.
(4) Including 90,942 shares issuable to Mr. Geary upon the exercise of stock options exercisable within 60 days, 38,945 shares held in Mr. Geary's profit sharing plan, 118,665 shares held in Mr. & Mrs. Geary's trust, 18,896 shares held by Geary, Shea, O'Donnell, Grattan's profit sharing account and 10,077 shares held in a trust account for which Mr.Geary serves as trustee but does not have a beneficial interest.
(5) Including 103,357 shares issuable to Mr. Hunter upon the exercise of stock options exercisable within 60 days and 194,521 shares held in trust accounts for which Mr. Hunter serves as trustee but does not have a beneficial interest.
(6) Including 103,357 shares issuable to Mr. Keegan upon the exercise of stock options exercisable within 60 days, 62,189 shares held by Keegan & Coppin Company, Inc., 9,163 shares held by the Keegan & Coppin Profit Sharing Plan and 11,238 held in trust accounts for which Mr. Keegan is trustee or held in accounts for the benefit of his children.
(7) Including 90,141 shares issuable to Ms. Meekins upon the exercise of stock options exercisable within 60 days.
(8) Including 90,942 shares issuable to Mr. Pauley upon the exercise of stock options exercisable within 60 days and 15,755 shares held by Mrs. Pauley.
(9) Including 23,245 shares issuable to Mr. Titus upon the exercise of stock options exercisable within 60 days.
(10) Including 7,066 shares issuable to Ms. Barton upon the exercise of stock options exercisable within 60 days.
(11) Including 8,366 shares issuable to Ms. Baker upon the exercise of stock options exercisable within 60 days and 2,485 held in Ms. Baker's trust account.

The business addresses of each of the above individuals is c/o Northern Empire Bancshares, 801 Fourth Street, Santa Rosa, CA 95404



ITEM 13.       Certain Relationships and Related Transactions

The Bank leases facilities for the loan department and some administrative offices from Mr. James Ratto, a major shareholder of the Corporation. Total rental expense on this lease for the year ended December 31, 2002, 2001 and 2000 was $181,000, $168,000 and 168,000
respectively.


The Bank has had in the ordinary course of business, and expects to have in the future, banking transactions with its directors, officers and their associates, including transactions with corporations of which such persons are directors, officers or controlling shareholders. The transactions involving loans have been and will be entered into with such persons in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. At December 31, 2002, loans by the Bank to directors, officers and their associates totaled approximately $10,757,000, constituting 1.8% of total loans, 20.2% of the Bank's shareholders' equity and 20.0% of the consolidated shareholders' equity of the Corporation.

Loans to insiders, such as officers, directors, and certain other persons are subject to the limitations and requirements of the Financial Institutions Regulatory and Interest Rate Control Act of 1978 and regulations thereunder.

Item 14.  Controls and Procedures

Within the 90 day period prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 15d-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Corporation which is required to be included in the Corporations periodic Securities and Exchange Commission filings.
There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.



              Part IV

ITEM 15.       Exhibits, Financial Statement Schedules, and Reports on
Form 10-K

(1) 1.    All Financial Statements.
           See item 8.
(2) 2     Financial Statement Schedules.
           None required
(3) 3.    Exhibits

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

     (y) Lease for Petaluma College Branch in G & G Market at 701-B, Petaluma, California, dated November 1, 2000 (filed as Exhibit
          (10)(z) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, file number 2-91196, and incorporated herein by this reference).


     (aa) Lease for Operations Center at 1650 Northpoint Parkway, Santa Rosa, California, dated February 1, 2001. (filed as Exhibit
          (10)(aa) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, file number 2-91196, and incorporated herein by this reference).

          *Management contract or compensation plan or arrangement.

(21) Subsidiaries of the Corporation (filed as Exhibit 22 to Post Effective Amendment No. 5 to the Corporation's S-1 Registration Statement, filed May 29, 1987, File No 2-91196 and incorporated herein by this reference).

(23)      Consent of Moss Adams, LLP

  (99(a))   Section 906 Certification

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

                         By /s/ Deborah A. Meekins
                         ------------------------
                         Deborah A. Meekins, Chief Executive Officer

                         Date March 25, 2003
                         -------------------


                         By /s/ Jane M Baker
                         -------------------
                         Jane M. Baker, Chief Financial Officer

                         Date March 25, 2003
                         -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/ Dennis R. Hunter                    Date March 25, 2003
----------------------------------            --------------
Dennis R. Hunter
Chairman of the Board of Directors


 /s/ James B. Keegan, Jr.                Date March 25, 2003
----------------------------------            --------------
James B. Keegan, Jr.
Vice Chairman of the Board of Director

 /s/ Patrick R. Gallaher                 Date March 26, 2003
----------------------------------            --------------
Patrick R. Gallaher,
Chief Accounting Officer/Director

                                         Date
----------------------------------            --------------
Robert V. Pauley,
Secretary and Treasurer/Director

 /s/ Clement C. Carinalli                Date March 18, 2003
----------------------------------            --------------
Clement C. Carinalli,
Director

 /s/ William P. Gallaher                 Date March 25, 2003
----------------------------------            --------------
William P. Gallaher,
Director


 /s/ William E. Geary                    Date March 25, 2003
----------------------------------            --------------
William E. Geary,
Director









Exhibit 23


CONSENT OF INDEPENDENT AUDITOR



We consent to the incorporation by reference in Northern Empire Bancshares' Registration Statement on Form S-8 (No. 333-33076) of our report on the audit of the consolidated financial statements of Northern Empire Bancshares as of December 31, 2002 and 2001, and for the three years ended December 31, 2002. Our report, which is dated January 17, 2003, appears in the Annual Report on Form 10-K of Northern Empire Bancshares for the year ended December 31, 2002.



                                        /s/ MOSS ADAMS LLP

Santa Rosa, California
March 20, 2003










Section 302 Certification

I, Deborah A. Meekins, certify that:

1. I have reviewed this annual report on Form 10K Northern Empire
Bancshares;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
       Date"); and

  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);


   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March  25, 2003

       Signature  /s/ Deborah A. Meekins
                ------------------------
                          Deborah A. Meekins
       President & Chief Executive Officer




Section 302 Certification

I, Jane M. Baker, certify that:

7. I have reviewed this annual report on Form 10K Northern Empire
Bancshares;

8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    d. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    e. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
       Date"); and

    f. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);


    c. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    d. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003

       Signature /s/ Jane M. Baker
                -------------------
                        Jane M. Baker
           Chief Financial Officer



Exhibit 99(a)


SECTION 906 CERTIFICATION



The undersigned each certify that:

1. They are the duly appointed Chief Executive Officer and Chief
   Financial Officer, respectively, of Northern Empire Bancshares, a California Corporation ("the Company"); and

2. To her best knowledge and belief, the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and to which the Certification is attached as Exhibit 1, fully complies with the requirements of Sections 13(a) or 15(d) of the Securities and Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the Financial condition and results of operations of Northern Empire Bancshares.

Date:     March 25, 2003



/s/ Deborah A. Meekins                  /s/ Jane M. Baker
----------------------                 ---------------------
Deborah A. Meekins                          Jane M. Baker
President & Chief Executive Officer     Chief Financial Officer