Form 10-Q
period 2003-03-31
NORTHERN EMPIRE BANCSHARES
filed 2003-05-09
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-Q


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

                                   OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 2-91196


                       NORTHERN EMPIRE BANCSHARES
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

  California                                            94-2830529
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)





        801 Fourth Street, Santa Rosa, California      95404
     --------------------------------------------------------
     (Address of principal executive offices)       (Zip code)


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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in rule 12b-2 of the Exchange act).  Yes   X   No ____
(NOTE: The accelerated filer status determination as of 12/31/02 governs the quarterly reports to be filed for the subsequent fiscal year.)

               APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:  Common Stock, no par value. Outstanding shares as of
                 April 15, 2003:    4,180,914


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
  (Unaudited)
(dollars in thousands)

ASSETS                               March 31, 2003    December 31, 2002
Cash and equivalents:
Cash and due from banks              $ 16,799          $ 14,717
Federal funds sold                     68,327            72,746
                                     --------          --------
Total cash and equivalents             85,126            87,463
Interest-bearing deposits in banks        198               198
Investment securities
 available-for-sale                       647               652
Federal Home Loan Bank
 (FHLB) stock, at cost                  3,770             2,740
Federal Reserve Bank stock, at cost       165               165
Loans receivable, net                 593,610           586,461
Leasehold improvements and
  equipment, net                        1,424             1,361
Accrued interest receivable
 and other assets                      10,454            10,340
                                     --------          --------
Total assets                         $695,394          $689,380
                                     ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

Deposits                             $570,189          $577,585
Accrued interest payable
 and other liabilities                  4,143             3,281
FHLB Advances                          64,770            54,776
                                     --------          --------
Total liabilities                     639,102           635,642
                                     --------          --------
Shareholders' equity:
Common stock, no par value;
 authorized, 20,000,000 shares;
 shares issued and outstanding,
 4,389,960 at March 31, 2003 and
 December 31, 2002(retroactively
 stated for 5% stock dividend)         27,529            27,529

Additional paid-in-capital                786               786
Accumulated other comprehensive
 income                                     8                10
Retained earnings                      27,969            25,413
                                     --------          --------
Total shareholders' equity             56,292            53,738
                                     --------          --------
Total liabilities and
 shareholders' equity                $695,394          $689,380
                                     ========          ========

  See Notes to Consolidated Financial Statements

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                        Three months ended March 31,
                                                 2003          2002
(dollars in thousands,
 except per share data)
Interest income:
   Loans                                     $ 10,386      $  9,440
   Federal funds sold and
    investment securities                         214           243
                                             --------      --------
Total interest income                          10,600         9,683
Interest expense                                3,574         3,671
                                             --------      --------
Net interest income before
 provision for loan losses                      7,026         6,012
Provision for loan losses                         300           150
                                             --------      --------



Net interest income after
 provision for loan losses                      6,726         5,862
                                             --------      --------
Other income:
   Service charges                                198           180
   Gain on sale of loans                          357           217
   Other                                          164           121
                                             --------      --------
Total other income                                719           518
                                             --------      --------
Other expenses:
   Salaries and employee benefits               1,961         1,474
   Occupancy                                      299           257
   Equipment                                      176           145
   Business development & advertising             133           122
   Outside customer services                       84           114
   Shareholder & director expenses                 94            79
   Deposit and other insurance                     91            80
   Professional fees                              101            54
   Other                                          292           235
                                             --------      --------
Total other expenses                            3,232         2,560
                                             --------      --------
Income before income taxes                      4,213         3,820
Provision for income taxes                      1,657         1,544
                                             --------      --------
Net income                                   $  2,556      $  2,276
                                             ========      ========
Earnings per common share                    $   0.58      $   0.52
                                             ========      ========
Earnings per common share
  assuming dilution                          $   0.51      $   0.47
                                             ========      ========
  See Notes to Consolidated Financial Statements


NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                            Three months ended March 31,
(dollars in thousands)                            2003            2002
Cash flows from operating activities:
Net income                                    $  2,556         $ 2,276
Adjustments to reconcile net income to net cash provided by operating activities:


Provision for loan losses                          300             150
Depreciation and amortization                      125             107
FHLB Stock dividends                               (27)             (8)
Net increase (decrease) in deferred
 loan fees and discounts                            (6)           (166)
Change in deferred income taxes                    130             325
Change in interest receivable and other assets    (244)           (261)
Change in accrued interest payable and
 other liabilities                                 862             715
                                               -------         -------
Net cash provided by operating activities        3,696           3,138
                                               -------         -------
Cash flows from investing activities:
Proceeds from maturity of available for
 sale securities                                     3           1,623
Purchase of FHLB stock                          (1,003)         (1,750)
Net increase in loans receivable                (7,443)        (18,488)
Purchase of leasehold improvements and
 equipment, net                                   (188)            (39)
                                               -------         -------
Net cash used by investing activities           (8,631)        (18,654)
                                               -------         -------
Cash flows from financing activities:
Net change in deposits                          (7,396)         (1,533)
Net change in FHLB advances                      9,994           9,994
                                               -------         -------
Net cash from financing activities               2,598           8,461
                                               -------         -------
Net change in cash and cash equivalents         (2,337)         (7,055)
Cash and cash equivalents, at
 beginning of year                              87,463          82,242
                                               -------         -------
Cash and cash equivalents, at end of period    $85,126         $75,187
                                               =======         =======
Supplemental cash-flow information:
Interest paid                                  $ 3,619         $ 3,716
                                               =======         =======
Income taxes paid                              $   382         $    45
                                               =======         =======

  See Notes to Consolidated Financial Statements

            Northern Empire Bancshares and Subsidiary
            Notes to Consolidated Financial Statements

                           March 31, 2003


Note 1 - Basis of Presentation

The unaudited financial information contained in this report reflects all adjustments which, in the opinion of Management, are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at March 31, 2003 and the results of operations for the three months then ended. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results through December 31, 2003.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2002 Annual Report on Form 10-K.

Note 2 - Net Income per Common and Common Equivalent Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Corporation's common stock throughout the period adjusted for the impact of the 5% stock dividend declared on April 1, 2003. The Corporation's pertinent EPS data is as follows:

                       For the three months ended              For the three months ended
                             March 31, 2003                            March 31, 2002
                                                  Per                                    Per
                           Income/      Shares/   Share      Income/       Shares/       Share
                         Numerator  Denominator   Amount    Numerator   Denominator      Amount
Net Income               $2,556,000                        $2,276,000
                         ==========                        ==========
EPS-Income available
 to common stockholders  $2,556,000   4,389,960     $0.58  $2,276,000     4,380,522      $0.52
                         ==========                 =====  ==========                    =====
Effect of Dilutive
 Securities -
 Stock Options                          590,865                             499,695
                                      ---------                           ---------
EPS assuming dilution -
 Income available to
 common stockholders
 plus assumed conversion $2,556,000   4,980,824     $0.51  $2,276,000     4,880,217      $0.47
                         ==========   =========     =====  ==========     =========     ======

Note 3   Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board
Opinion No. 25, accounting for Stock Issued to Employees (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under APB No. 25, Compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock. SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use APB No. 25 to account for stock-based compensation to employees, but pro forma disclosures of net income and earnings per share must be made as if SFAS No. 123 had been adopted in its entirety. Stock options issued to non-employees are valued under the provision of SFAS No. 123.

No options were granted in the first quarter of 2003 or 2002.

Note 4 - Comprehensive Income

The Corporation's total comprehensive earnings presentation is as follows:

                                                 For the three months
                                                   ended March 31,
(In thousands)                                   2003            2002

Net Income                                     $2,556          $2,276
                                               ------          ------
Other Comprehensive income (loss):
Change in unrealized holding gain
 (losses) arising during the period                (3)             12
Reclassification adjustment for gains
 included in net income                             -               -
                                               ------          ------
                                                   (3)             12
Income tax benefit (expense)                        1              (5)
                                               ------          ------
                                                   (2)              7
Comprehensive income                           $2,554          $2,277
                                               ======          ======

Note 5 - Common Stock Dividend

On April 1, 2003 the Board of Directors declared a 5% stock dividend payable on May 30, 2003 to shareholders of record on May 9, 2003. Retained earnings has not been adjusted for the impact of the stock dividend; however, common stock and the earnings per share amounts have been adjusted for the impact of the stock dividend.


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

The Allowance for Loan Losses represents management's estimate of probable losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is reviewed monthly and is based on allocations for each loan category (e.g. Real Estate, Commercial), an allocation for undisbursed commitments, plus an allocation for any outstanding loans which have been classified and are on the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition to the allocated component there is an unallocated component. The unallocated component incorporates management's judgment of the inherent risks in the portfolio based on: historical loan loss experience, loan concentrations, evaluations made by regulatory agencies and our outside accountants, and assessment of economic conditions. The allocated and unallocated components represent the total allowance for loan losses to adequately cover losses inherent in the loan portfolio.

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

Forward-looking statements

This report contains "forward-looking statements," as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act, which includes statements such as projections, plans, objectives and assumptions about the future, and such forward looking statements are subject to the safe harbor created by these sections. Although the Corporation and the Bank have based their plans and projections on certain assumptions, there can be no assurances that such assumptions will be correct, or that such plans and projections can be achieved. Many factors, risks and uncertainties could cause the actual results, amounts or events to differ materially from those the Corporation and the Bank expect to achieve or occur. Such factors, risks and uncertainties include, but are not limited to, the following:

* Changes in the market interest rates and volatility of rate sensitive loans and deposits. Changes in interest rates impact the demand for new loans, the rates received on loans and securities and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have an adverse effect on the business, financial condition and results of operations of the Corporation and the Bank.

* Competitive pressures in the banking industry. The banking business is highly competitive, and competition among financial institutions for all types of financial products and services is expected to increase. The ability of the Bank to compete in the future will depend on the nature and level of future competition.

* Changes in the legislative and regulatory environment. Banks and bank holding companies are subject to extensive supervision and regulation. The banking business is also affected by the monetary and fiscal policies of the United States government and the Federal Reserve Board. The future regulatory environment may significantly affect the Bank's business.

* Declines in the national or regional economy. A worsening of economic conditions could reduce the demand for loans, cause credit quality deterioration and/or result in a decline in the value of real estate collateral securing a substantial portion of the Bank's loans. Any of these factors could have an adverse impact on the Bank's financial condition.

* Changes in the U.S. Small Business Administration program. The Bank makes a significant portion of its commercial loans through the U.S. Small Business Administration program, which guarantees a portion of such loans, and the Bank generates income through the sale of such loans. Changes in the Small Business Administration program could have an adverse effect on the Bank's business.

Summary of Financial Results

Total consolidated assets of $695,394,000 at March 31, 2003 grew $6.0 million compared to $689,380,000 at December 31, 2002. Net loans increased $7.1 million. Cash and equivalents decreased $2.3 million during the first quarter.

The net income after tax for the first three months of 2003 equaled $2,556,000 compared to $2,276,000 for the comparable period of 2002, an increase of 12.3%. Increased profit resulted from growth in net interest income due to loan growth.


Net Interest Income

Net interest income (before the provision for loan losses) of $7,026,000 for the first quarter of 2003 increased 16.9% from $6,012,000 for the comparable period last year. This increase in net interest income resulted primarily from volume increases of $129.9 million in average earning assets for the current quarter compared to the first quarter of 2002. The Bank experienced a $120.8 million increase in average loans outstanding, which have the highest yields. Investments, certificates of deposits and Fed Funds investments increased $9.1 million. Average interest bearing deposits for the first quarter increased $94.3 million over the same period last year and average borrowings with the Federal Home Loan Bank increased $52.4 million.

The net interest margin equaled 4.28% during the first quarter of 2003 compared to an average margin for the first quarter of 2002 of 4.55% and 4.23% for the year ended December 31, 2002. The yield on average loans equaled 7.04% in the first quarter compared to 8.02% for the same period last year, while the Bank's cost of funds decreased to 2.53% for the first quarter of 2003 from 3.49% for the first quarter of 2002.

Several factors impact the Bank's interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loan and earning assets, non-accrual loan balances and mix of deposits and other funding sources.

* Changes in Market Interest Rates

Changes in economic condition and actions of Federal Reserve Board to reduce the Fed Funds and Discount rates have a direct impact on the Bank's net interest margin since prime rate generally moves with Federal Reserve Board changes. During 2002 prime rate equaled 4.75% until November 7 when it declined to 4.25% (40 year lows) where it remained through the first quarter of 2003. During 2001, the Federal Reserve Board lowered the discount and Fed Funds rates 11 times with the prime rate also declining 11 times following the Federal Reserve Board's actions. The majority of SBA loans are tied to prime rate and reprices on a quarterly basis. Other loan indexes also declined; however, not as immediately as prime rate. The rapid decline in prime rate had a negative impact on the Bank's net interest margin and continues to have a negative impact as loan products continue to reprice at lower rates depending upon their repricing schedule and index. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The Bank is considered asset sensitive, meaning more assets are immediately adjustable than liabilities. The Bank's net interest margin tends to increase when interest rates increase and tends to decrease in a declining rate environment.

The full impact of rate changes on the Bank's earnings are not realized for several months, since not all loans or deposits reprice immediately. The Bank has $153.9 million in SBA 7(a) loans which reprice based upon the prime rate on the first day of the calendar quarter. The Bank has $181.8 million adjustable rate loans, mainly commercial real estate loans, that are tied to the Eleventh District Cost of Funds Index (COFI) which adjust at a slower pace. The COFI index was 2.26% for February 2003 (latest available) and 2.38% for December 2002 compared to 3.07% for December 2001. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise and benefits interest margin as rates decline. The rate of loan prepayments has increased as borrowers refinance to indexes which bear lower rates than loans tied to COFI or loans at floors or fixed rates.

Of the Bank's loan portfolio totaling $601.8 million at March 31, 2003, $285.2 million or 47.4% of total loans are adjustable rate loans which have not reached a floor or ceiling rate. Of that total approximately $213.2 million are prime-based loans, of which $58.1 million reprice immediately and $155.0 million reprice on a quarterly basis.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. The current low rates offered on deposits makes them less attractive to depositors.

While interest rates offered on deposits have stabilized, they remain at low levels. The Bank had $133.4 million in Sonoma Investor Reserve accounts (money market rate deposit accounts). The cost of these deposits equaled 1.35% during the first quarter of 2003 compared to 1.83% for the first quarter last year.

The Bank has $351.6 million in time certificates of deposits. These accounts reprice at a slower pace. The cost of time deposits equaled 3.34% for the first quarter of 2003 compared to 4.36% in the first quarter of the preceding year. The benefit of lower rates of time deposits will continue to occur as certificates of deposits mature and are renewed at the lower rates offered on their maturity dates. The Bank has offered competitive market rates for deposits when compared to financial institutions in our area.

* Level of Loans Relative to Deposits

The Bank's ratio of loans-to-deposits increased to an average of 107.1% in first quarter of 2003 compared to 97.2% for the same period last year. An increase in the loan-to-deposit ratio generally results in an increase in net interest margin.

* Mix of Loan and Earning Assets

The mix of loans influences the overall yield on loans. The largest loan growth occurred in commercial real estate loans growing to $390.2 million at this quarter end from $382.1 million at December 31, 2002. This category has a lower yield than other types of loans. The Bank has developed new loan products tied to US Treasury and LIBOR index with other favorable terms to attract new loan volume. Loan volume has increased as a result of these new products. Total COFI loans declined during this quarter as borrowers move to other indexes which have lower rates.

Construction loans decreased to $28.4 million at the end of this quarter from $32.4 million at year end. Construction loans generally have higher yields than other real estate loans. General economic conditions greatly influence the demand for construction loans and the Bank has experienced less demand during this recessionary period.

SBA loans, which generally are secured by real estate, are classified are commercial loans. Commercial loans totaled $176.8 million at March 31, 2003 compared to $173.3 million at December 31, 2002. SBA loans continue to be a popular loan product.

Economic conditions and competition have impacted the mix of loans. Refinancing of COFI loans due to the higher floor rate than current rates has reduced loan yields. The Bank is currently offering loan products tied to prime rate, U.S. Treasury rates or LIBOR which have lower interest rates but reprice at a faster rate than COFI loans. Construction loans generally decline when economic conditions worsen. The Bank continues to experience strong competition for loans, which has resulted in lower loan pricing in the market place, which impacts the Bank's offering rates on new loans and negatively impacts the Bank's net interest margin.

* Non-Accrual Loan Balances

Loans which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of March 31, 2003 the Bank had $679,000 in non-accrual loans compared to $3,035,000 million at December 31, 2002. When a non-accrual loan pays off or is reinstated to accrual status the interest income is reinstated to income which has a positive effect on loan yields. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

* Mix of Deposits and Other Funding Sources

The mix of funding sources determines the cost of funds for the Bank. Certificates of deposit reprice at the time the certificate matures which delays the benefit to the Bank's cost of funds in a downward interest market. Sonoma Investor Reserve accounts can be repriced weekly; and therefore, the benefit of falling interest rates is more immediate. Competition also is a factor in the repricing of certain deposit products. While prime rate drops immediately on loans it often takes longer to receive the same benefit when repricing market rate deposits due to competitive rates in our market area. The Bank also has a borrowing line with the Federal Home Loan Bank (FHLB) which has been used as a source of liquidity. The borrowing rates are below rates offered on certificates of deposits and the Bank has increased the use of this line as a way to reduce our cost of funds. During the first quarter of 2003 and 2002, the Bank increased borrowed funds from the FHLB by $10 million. The cost of borrowing was more than 100 basis points below the current offering rate on deposits of similar term.

Interest expense decreased to $3,574,000 in the first quarter of 2003 from $3,671,000 in the first quarter of 2002. The major factor was the decrease in the average cost of interest bearing liabilities which declined to 2.53% from 3.34% when comparing the first quarter of this year to the first quarter of last year. In addition, the increase in the funds borrowed from the FHLB to fund loan growth at an average rate of 1.59% had a positive impact from attracting new deposits at market rates. The following is an analysis of the net interest margin:




Three months ended  Three months ended
March 31, 2003      March 31, 2002
(dollars in thousands)

                       Average          Yield/   Average         Yield/
                       Balance  Interest Cost    Balance Interest  Cost

Earning assets (1)    $665,395  $10,600 6.46%   $535,556   $9,683  7.33%
Interest bearing
 liabilities           573,836    3,574 2.53%    446,320    3,671  3.34%
                                -------                    ------
Net interest income             $ 7,026                    $6,012
                                =======                    ======
Net Interest income
 to earning assets                      4.28%                      4.55%
                                        ====                       ====
(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three months ended March 31, 2003 and 2002.
Changes not solely attributable to rate or volume have been allocated to rate.




                                                 For the three months
                                                 ended March 31, 2003
                                                  over March 31, 2002
(dollars in thousands)
                                                         Yield
                                              Volume     /Rate   Total
Increase (decrease) in interest income:
  Portfolio loans                             $9,515   ($8,569)   $946
  Certificates of Deposit                        (24)       18      (6)
  Investment securities                          104       (87)     17
  Federal funds sold                             131      (171)    (40)
                                              ------    ------  ------
Total increase (decrease)                      9,726    (8,809)    917
                                              ------    ------  ------
Increase in interest expense
  Interest-bearing transaction accounts        1,305    (1,487)   (182)
  Time deposits                                3,233    (3,303)    (70)
  Other borrowings                             1,715    (1,560)    155
                                              ------    ------  ------
Total increase (decrease)                      6,253    (6,350)    (97)
                                              ------    ------  ------
Increase (decrease) in net interest income    $3,473   ($2,459) $1,014
                                              ======    ======  ======




Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2003 amounted to $300,000 compared to $150,000 in the first quarter of last year. The provision was based upon the overall growth in loans and nonperforming loans at the end of the current quarter. For further discussion see Allowance for Loan Losses.

Other Income
Other income is derived primarily from service charges, SBA loan sales, SBA loan servicing and sales of other real estate owned. Other income increased to $719,000 from $518,000 when comparing the first quarter of 2003 to the same period last year.

* Service Charges

Service charges on deposit accounts equaled $155,000 in the first quarter of 2003 compared to $139,000 for the same period last year. The increase relates to charges on analysis customers and general growth in deposit accounts. The earnings credit rate has remained at low rates due to the current interest rate environment. Analysis customers earn less on their average balance to cover the cost of services provided to them. If the earnings credits earned do not cover the cost of services, the customer is charged a service fee. The Bank also receives fees for safe deposit, visa, and other services.

* SBA Loan Sales

In the first quarter of this year, the Bank sold the guaranteed portion of SBA loans totaling $3.4 million and recognized gains on those sales of $357,000. During the first quarter of last year, the Bank sold the guaranteed portion of SBA loans totaling $3.0 million and recognized gains on those sales of $217,000. The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The premiums on loan sales received in the first quarter of 2003 increased over those received during the first quarter of last year. The average percent gain on sales in the first quarter of 2003 equaled 10.5% compared to 7.1% in the first quarter of 2002. Changes in premium on loan sales are market driven based upon factors such as rate of prepayments of SBA loans experienced throughout the country and there is no guarantee that premiums will continue at the current level.

* SBA Loan Servicing

SBA servicing fees totaled $80,000 during the first quarter of 2003, compared to fees of $78,000 recorded in the first quarter of last year. The income varies since the fee income is calculated based upon the payments received during the period and the size of the portfolio serviced. The serviced portfolio equaled $43.0 million at March 31, 2003 compared to $33.1 million at March 31, 2002.

* Sales of Other Real Estate Owned

There were no sales of other real estate owned (OREO) during the first quarter of 2003 or 2002.

Non-Interest Expenses

The Bank's non-interest expenses totaling $3,232,000 in the first quarter of 2003 increased 26.3% from $2,560,000 for the first quarter of last year. It was expected that non-interest expenses would increase in the first quarter of 2003 as a result of branch expansion and growth in other areas of the Bank.

* Salaries and Employee Benefits

The Bank's largest expense category is salaries and benefits which increased 33.0% to $1,961,000 in the first quarter of 2003 from $1,474,000 during the first quarter of 2002. The Bank's full time equivalent (FTE) staff level has increased to 124 at March 31, 2003 compared to 108 at March 31, 2002. Staff additions included the staff for the new Sonoma Branch which opened in the third quarter of 2002; new regional loan officers and additional support staff in the Loan, Branch Administration and Finance Departments. Personnel costs are also affected by annual salary increases, incentives based upon production goals and changes in benefit costs.

* Occupancy and Equipment

Occupancy expenses increased to $299,000 in the first quarter of 2003 from $257,000 in the first quarter of 2002 This increase results from the opening of the new Sonoma branch and the new loan production office in San Rafael and increases in the rent and operating cost on existing facilities. Occupancy expenses will continue to increase as and if the Bank continues to expand. Equipment costs of $176,000 increased 23% over $145,000 for the first quarter last year. The Bank continues to upgrade computer equipment which should result in growth in these costs. Security procedures, such as intrusion testing, over the Bank's computer systems have been increased which has resulted in higher equipment costs.

* Deposit and Other Insurance

Deposit and other insurance of $91,000 increased $11,000 over the first quarter of last year. Regulatory assessments and FDIC insurance cost grew due to the increase in deposits. There is no assurance that regulatory assessments will continue at the current low level. The cost of other insurance was higher due to increases in coverage and insurance rates.

* Professional Services

Professional fees of $101,000 increased from $54,000 for the first quarter of 2002. Included in this category are legal, accounting and consulting fees which tend to vary depending upon the timing and need for services. There has been a significant increase in legal and accounting costs associated with SEC reporting and the new regulations resulting from Sarbanes Oxley Act. The level of problem loans (see discussion on Allowance for Loan Losses) and other legal actions impact legal cost. Audit or review services are contracted by the Audit Committee and are performed on a varying schedule with most of the audit fees occurring during the first quarter. Due to the size of the Bank the audit fees increased since this was the first year the Bank was subject to FDICA audit requirements. During the first quarter of this year the Directors have been working with a consultant regarding the Bank's executive compensations programs. The Bank also paid for other professional services which included loan review during the first quarter of 2003.

* Business Development and Advertising

Advertising and business development costs, which vary depending on loan and deposit promotions, increased to $133,000 from $122,000 in the first quarter of 2002.

* Outside Customer Services

Outside customer services decreased by $30,000 when comparing this quarter to first quarter of 2002. The Bank pays for certain direct costs (ie: payroll services, escrow fees, etc.) which are expensed. These costs are based upon the depositor using the analysis system. The analysis customer receives earnings credits based upon their deposit account balances which can be used to offset these charges. The customer is charged a bank service fee if their earnings credits do not cover the costs. With the lower interest rate environment the earnings credit rate is low and as a result our customers are paying for more of the covered services directly rather than reimbursing the Bank.

* Shareholder and Director Expenses

First quarter expenses for shareholder and director expenses equaled $94,000 compared to $79,000 for the first quarter of last year. Included in this category are directors fees for attending Board, Loan Committee, ALCO, Executive Committee, Audit and Personnel Committee meetings. Since the first quarter of last year, the meeting frequency has been increased for some of the committees which has resulted in additional fees. The cost of the Corporation's annual report, transfer agent fees and other costs of communicating with shareholders is also included in this expense category.

* Other Expenses

Other expenses, which includes stationery and supplies, telephone, postage, loan expenses, dues and subscriptions and automobile costs increased to $292,000 from $235,000 in the first quarter of 2002. These expenses have grown as the Bank has grown and are expected to continue to increase as the Bank grows.

* Non-interest expense attributable to SBA Lending Department

Total non-interest expenses for the SBA lending department for the first quarter of 2003 was approximately $522,000 ($319,000 in personnel costs, $70,000 in occupancy and equipment expenses, $27,000 in marketing/business development and $106,000 in other expenses) compared to $328,000 for the first quarter of 2002. These costs have increased with the additional staff and new locations. There are also variances caused by loan production incentives which are based on loan productions and which vary significantly from quarter to quarter. The SBA loan portfolio (serviced portion and Bank's portion) equaled $240.0 million. The Bank also services $43.0 million of SBA loans which have been sold. In addition, the SBA loan staff also generated $195.6 million in commercial real estate loans which are not guaranteed by the SBA.

Income Taxes

The effective tax rate was 39.3% for the first quarter of 2003 compared to 40.4% for the first quarter of last year. The provision for the first quarter of 2003 was $1,657,000 versus $1,544,000 for the same period last year. A portion of this increase resulted from increases in pre-tax income during the comparable quarters.

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

Cash and due from banks, federal funds sold and certificates of deposit totaled $85.3 million or 12.3% of total assets at March 31, 2003, compared to $87.7 million or 12.7% of total assets at December 31, 2002. The Bank sold $3.4 million in SBA loans during the first quarter of 2003 to increase the Bank's liquidity. The Bank also increased borrowings from the Federal Home Loan Bank by $10 million. Bank deposits declined during the first quarter of 2003 which results from lower market rates and fewer time deposit promotions offered by the Bank. Management decided to borrow at more favorable rates than those offered on time deposits.

The Bank considers the unsold guaranteed portion of 7(a) SBA loans as a secondary source of liquidity. There is an established market for these loans and a sale can be completed within a few weeks. As of March 31, 2003, the Bank held $92.0 million in SBA guaranteed loans which could be sold for additional liquidity.

At March 31, 2003, the Bank had unused federal funds lines of credit totaling $14,000,000. The Bank also has a credit line with the Federal Home Loan Bank which is based upon the value of collateral (investments and loans). The Bank has collateral pledged which would allow the Bank to borrow up to $124.7 million. The Bank could borrow an amount equal to 25% of our assets, assuming that collateral values would support that level of borrowings. At March 31, 2003, the Bank had borrowed $64.8 million which leaves $59.9 million available to borrow. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency.

At March 31, 2003, the Corporation had non-interest and interest bearing cash balances of $310,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the first quarter of 2003, deposits decreased to $570.2 million compared to $577.6 million at the end of the year. It is not uncommon for deposits to decline at the first of the year, when many of our business accounts decrease their balance for a variety of reason, which includes income tax, incentive and pension plan payments.

Money market deposits totaling $133.7 decreased $11.2 million from December 31, 2002. This is a limited transaction account with a discretionary rate which is set by management. The rate offered on this account has been relatively stable during this quarter. There continues to be strong competition in our market area for these types of funds. The Bank's customers have held their funds in this deposit product rather than locking into a specific maturity during this time of low interest rates. These funds are also more volatile and fluctuate during various business cycles.

Certificates of deposits totaling $351.6 million at March 31, 2003 were relatively unchanged from $352.1 million at December 31, 2002. The Bank has offered time deposit promotions during this quarter; however, the low rate environment makes it difficult to attack new deposits. Since the loan demand was slower during this quarter the rates offered in promotions were less aggressive than other promotions.

As of March 31, 2003, non-interest bearing deposits equaled $54.4 million compared to $50.5 million at December 31, 2002. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by large businesses accounts.


The interest rate environment and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $593.6 million at March 31, 2003 compared to $586.5 million at December 31, 2002, increasing 1.2%. The following is an analysis of the loan portfolio.


Type of Loan
(in thousands)
                                            March 31,    December 31,
                                              2003             2002
                                            --------      ---------
Commercial                                  $176,833       $173,325
Real Estate Construction                      28,409         32,412
Real Estate Other                            390,205        382,134
Installment Loans to Individuals               6,313          6,445
                                            --------      ---------
                                             601,760        594,316
Deferred loan fees and discount               (1,458)        (1,466)
Allowance for loan losses                     (6,692)        (6,389)
                                            --------      ---------
TOTAL                                       $593,610       $586,461
                                            ========      =========



The SBA loan program continues to be a popular program; however, competition remains very strong in our market areas. At March 31, 2003, total SBA (7a)guaranteed loans equaled $92.0 million, net of $43.0 million in SBA loans sold and being serviced by the Bank. The majority of the Bank's SBA loans are secured by real estate; however, they are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, except they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the federal government program could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans which could be sold in the secondary market was $92.0 million at March 31, 2003 compared to $73.4 million at March 31, 2002.

The Bank continues to emphasize commercial and real estate lending. At March 31, 2003, 29.4% of the loans held for investment were commercial loans and 69.5% were real estate and construction loans, compared to 29.2% and 69.7% respectively at December 31, 2002. The Bank has continued to grow its commercial and commercial real estate portfolio through its reputation as an experienced business and real estate lender which facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan to value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand, a worsening of economic conditions or a natural disaster could potentially have an adverse impact on the value of collateral, on the loan portfolio, and on the financial condition of the Bank.

Construction loans decreased to $28.4 million at March 31, 2003 from $32.4 million at December 31, 2002 due to the reduced demand caused by general economic conditions. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.

The Bank offers residential mortgages on a limited basis. The Bank has a small portfolio of consumer loans which equaled 1.1% of the total loan portfolio at March 31, 2003 and December 31, 2002.

Allowance for Loan Losses

The allowance for loan losses equaled $6,692,000 at March 31, 2003, compared to $6,389,000 at December 31, 2002. At March 31, 2003, the allowance for loan losses equaled 1.3% of loans (net of the guaranteed portion of SBA loans). The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At March 31, 2003, there were four borrowers on non-accrual totaling $679,000 with $581,000 of that amount collateralized by real estate and $95,000 of it also guaranteed by the SBA. There was one loan past due 90 days or more totaling $634,000 (secured by real estate and guaranteed by SBA) and still accruing interest. Loans past due 30 to 89 days totaled $8,988,000, with $8,917,000 of that amount collateralized by real estate and $1,160,000 guaranteed by the SBA. At December 31, 2002, the Bank had $3,035,000 in non-accrual loans and no loans past due 90 or more days and still accruing interest. Past due 30 to 89 days totaled $6,358,000 at December 31, 2002.

During the first quarter of 2003, there were no loans charged off and $2,000 in loan recoveries. The Bank continues to have a low charge off experience compared to industry standards but there can be no assurances that this will continue or that the Bank will not experience loan losses. The following is an analysis of the activity in the allowance for loan losses during the quarter:

(In thousands)                           March 31, 2003
                                         --------------
Balance - Beginning of period                 $6,390
Provision for loan losses                        300
Charge offs                                        0
Recoveries                                         2
                                              ------
Balance - End of period                       $6,692
                                              ======



Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At March 31, 2003, the Bank was considered "well capitalized." The total risk-based capital ratios were 12.0% for the Bank and 12.1% for the Corporation.

The Corporation declared a 5% stock dividend on April 1, 2003 with a record date of May 9, 2003. Retained earnings in the financial statements have not been adjusted to include the impact of this stock dividend.


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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in the net present value (NPV) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 and 200 basis points. The Bank has no trading securities.

Management expects that, in a declining rate environment, the Bank's net interest margin would tend to decline, and, in an increasing rate environment, the Bank's net interest margin would tend to increase. On a monthly basis, management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in general interest rates of 100 and 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income and the value of the Bank's equity is calculated by discounting cash flows associated with the Bank's assets and liabilities. The following table summarizes the simulated change in Net Interest Income based on the twelve months ending December 31, 2003, given a change in general interest rates of 100 and 200 basis points up or down.


  Change in         Estimated            Estimated Change in
Interest Rate    Net Interest Income     Net Interest Income
(basis points)    (in thousands)           (in thousands)





     +200            $30,282                    $2,514
     +100             28,970                     1,202
Base Scenario         27,768                         0
     -100             27,000                      (768)
     -200             26,543                    (1,225)

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

The following schedule represents interest rate sensitivity profile as of March 31, 2003 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.


                                                         Over        Over       Non-rate
                                            Through   3 months      1 year      Sensitive
Balance Sheet                                   3      through     through       or Over
(in thousands)                               months     1 year     5 years       5 years     Total
Assets
Fed funds sold & certificates of deposit    $68,327       $198                               $68,525
Investment securities                                                 $647        $3,935       4,582
Loans (net of discounts)                    212,315     79,407      52,951       255,629     600,302
Non-interest-earning assets
(net of allowance for loan losses)                                                21,985      21,985
                                           --------   --------    --------      --------    --------
                                           $280,642    $79,605     $53,598      $281,549    $695,394
                                           ========   ========    ========      ========    ========
Liabilities & Shareholders' Equity
Time Deposits $100,000 and over             $44,294    $84,265     $20,281                  $148,840
All other interest-bearing liabilities      236,893    160,126      32,944        $1,769     431,732
Non-interest bearing liabilities                                                  54,387      54,387
Other Liabilities & Shareholders' Equity                                          60,435      60,435
                                           --------   --------    --------      --------    --------
                                           $281,187   $244,391     $53,225      $116,591    $695,394
                                           ========   ========    ========      ========    ========
Interest Rate Sensitivity (1)                 ($545) ($164,786)       $373      $164,958
Cumulative Interest Rate Sensitivity          ($545) ($165,331)   $164,958            $0



(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.

ITEM 4.   Controls and Procedures

Within the 90 day period prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures, as defined in Securities Exchange Act Rule 15d-14 (c).
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Corporation which is required to be included in the Corporation's periodic Securities and Exchange Commission filings. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.



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

  (99)  Additional Exhibits
       (i) Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

      Form 8-K, filed on April 16, 2003, reporting, under Item 9, first quarter of 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NORTHERN EMPIRE BANCSHARES

          May 8, 2003
Date:  ________________________





/s/ Deborah A. Meekins                      /s/ Jane M. Baker
----------------------                    --------------------
  Deborah A. Meekins                        Jane M. Baker
President and Chief Executive           Chief Financial Officer
Officer


Section 302 Certification

I, Deborah A. Meekins, certify that:

1. I have reviewed this quarterly report on Form 10-Q Northern Empire
   Bancshares;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  May 6, 2003
Signature   /s/ Deborah A. Meekins
            -------------------------------------------------
            Deborah A. Meekins, President and Chief Executive Officer




Section 302 Certification

I, Jane M. Baker, certify that:

1. I have reviewed this quarterly report on Form 10-Q Northern Empire
   Bancshares;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


   c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  May 6, 2003
Signature              /s/ Jane M. Baker
                --------------------------------------
                Jane M. Baker, Chief Financial Officer











Exhibit 99(i)

                 SECTION 906 CERTIFICATION

The undersigned each certify that:

1. They are the duly appointed Chief Executive Officer and Chief
   Financial Officer, respectively, of Northern Empire Bancshares, a California Corporation ("the Company"); and

2. To their best knowledge and belief, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and to which the Certification is attached as Exhibit 99(i), fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Northern Empire Bancshares.



Date:  May 6, 2003





/s/ Deborah A. Meekins                      /s/ Jane M. Baker
----------------------------------       ----------------------------
Deborah A. Meekins                        Jane M. Baker
President and Chief Executive Officer     Chief Financial Officer