Form 10-Q
period 2003-06-30
NORTHERN EMPIRE BANCSHARES
filed 2003-08-08
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

                              OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 2-91196


                   NORTHERN EMPIRE BANCSHARES
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

            California                            94-2830529
--------------------------------     ----------------------------------
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)


           801 Fourth Street, Santa Rosa, California         95404
           -----------------------------------------      ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes   X   No ____

Indicate by check mark whether the registrant is an accelerated filer
(as defined in rule 12b-2 of the Exchange act).  Yes   X   No ____
(NOTE: The accelerated filer status determination as of 12/31/02 governs the quarterly reports to be filed for the subsequent fiscal year.)

              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:  Common Stock, no par value. Outstanding shares as of
July 15, 2003:    4,399,842

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                  NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
(dollars in thousands)


ASSETS                           June 30, 2003      December 31, 2002
Cash and equivalents:
  Cash and due from banks             $ 19,169               $ 14,717
  Federal funds sold                    81,266                 72,746
                                      --------               --------
   Total cash and equivalents          100,435                 87,463
Interest-bearing deposits in banks         198                    198
Investment securities
 available-for-sale                        643                    652
Federal Home Loan Bank (FHLB) stock,
 at cost                                 3,962                  2,740
Federal Reserve Bank stock, at cost        165                    165
Loans receivable, net of discounts
 and allowance for loan losses         639,311                586,461
Leasehold improvements and
 equipment, net                          1,470                  1,361
Accrued interest receivable
 and other assets                       10,701                 10,340
                                      --------               --------
      Total assets                    $756,885               $689,380
                                      ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                            $615,040               $577,585
  Accrued interest payable
   and other liabilities                 3,602                  3,281
  FHLB Advances                         79,227                 54,776
                                      --------               --------
   Total liabilities                   697,869                635,642
                                      --------               --------
Shareholders' equity:
  Common stock, no par value;
  authorized, 20,000,000 shares;
  shares issued and outstanding,
  4,399,842 at June 30, 2003 and
  4,389,960 at December 31, 2002
  (retroactively stated for 5%
  stock dividend)                       33,128                 27,529
  Additional paid-in-capital               786                    786
  Accumulated other comprehensive income     6                     10
  Retained earnings                     25,096                 25,413
                                      --------               --------
   Total shareholders' equity           59,016                 53,738
                                      --------               --------
     Total liabilities and
      shareholders' equity            $756,885               $689,380
                                      ========               ========




     See Notes to Consolidated Financial Statements

            NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME
    for the three and six months ended June 30, 2003 and 2002
                        (Unaudited)

(dollars in thousands, except per share data)

                           Three Months Ended       Six Months Ended
                                June 30,                 June 30,
                             2003        2002        2003       2002
Interest income:
  Loans                   $10,817     $ 9,950     $21,203    $19,390
  Federal funds sold and
   investment securities      260         277         474        520
                          -------     -------     -------    -------
    Total interest income  11,077      10,227      21,677     19,910
Interest expense            3,615       3,812       7,189      7,483
                          -------     -------     -------    -------
    Net interest income
    before provision for
    loan losses             7,462       6,415      14,488     12,427
Provision for loan losses     300         150         600        300
                          -------     -------     -------    -------
    Net interest income
     after provision for
     loan losses            7,162       6,265      13,888     12,127
                          -------     -------     -------    -------
Other income:
  Service charges on
   deposits                   153         120         309        259
  Gain on sale of loans       343         246         700        463
  Other                       203         166         410        328
                          -------     -------     -------    -------
    Total other income        699         532       1,419      1,050
                          -------     -------     -------    -------
Other expenses:
  Salaries and employee
   benefits                 2,100       1,699       4,061      3,173
  Occupancy                   310         265         609        522
  Equipment                   178         153         354        298
  Advertising and business
   development                139         125         272        247
  Outside customer services    82          88         166        202
  Director and shareholder
   expenses                   114          98         208        177
  Deposit and other insurance  91          80         182        160
  Professional fees           115          75         217        129
  Other                       308         241         601        476
                          -------     -------     -------    -------
   Total other expenses     3,437       2,824       6,669      5,385
                          -------     -------     -------    -------
     Income before income
      taxes                 4,424       3,973       8,637      7,793
Provision for income taxes  1,789       1,619       3,446      3,163
                          -------     -------     -------    -------
     Net income           $ 2,635     $ 2,354     $ 5,191    $ 4,630
                          ========    =======     =======    =======
Basic earnings per
 common share              $ 0.60      $ 0.54       $1.18      $1.06
                          ========    =======     =======    =======
Diluted earnings per
 common share              $ 0.53      $ 0.47       $1.04      $0.93
                          ========    =======     =======    =======


     See notes to Consolidated Financial Statements

         NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited)
(dollars in thousands)
                                              Six months ended June 30,
                                                    2003         2002
Cash flows from operating activities:
  Net income                                    $  5,191     $  4,630
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                         600          300
   Depreciation and amortization                     251          216
   FHLB Stock dividends                              (78)         (12)
   Net (decrease) in deferred loan fees
    and discounts                                   (164)        (332)
   Change in deferred income taxes                  (102)         120
   Change in interest receivable and other assets   (259)        (331)
   Change in accrued interest payable and
    other liabilities                                321          655
                                                --------     --------
Net cash provided by operating activities          5,760        5,246
                                                --------     --------
Cash flows from investing activities:
  Maturities of available for sale securities                     360
  Purchase of restricted stock                    (1,139)      (1,238)
  Net increase in loans receivable               (53,286)     (62,210)
  Purchase of leasehold improvements and
   equipment, net                                   (360)        (195)
                                                --------     --------
Net cash used by investing activities            (54,785)     (63,283)
                                                --------     --------
Cash flows from financing activities:
  Net increase in deposits                        37,455       54,873
  Net increase in FHLB advances                   24,451       24,988
  Payment of cash dividends                           (7)          (6)
  Stock options exercised                             98           71
                                                --------     --------
Net cash provided by financing activities         61,997       79,926
                                                --------     --------
Net change in cash and cash equivalents           12,972       21,889
Cash and cash equivalents, at beginning of year   87,463       82,242
                                                --------     --------
Cash and cash equivalents, at end of period     $100,435     $104,131
                                                ========     ========
Supplemental cash-flow information:
  Interest paid                                 $  7,264     $  7,435
                                                ========     ========
  Income taxes paid                             $  3,332     $  2,430
                                                ========     ========



     See Notes to Consolidated Financial Statements

        Northern Empire Bancshares and Subsidiary
        Notes to Consolidated Financial Statements
                       June 30, 2003

Note 1 - Basis of Presentation

The unaudited financial information contained in this report reflects all adjustments which, in the opinion of Management, are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at June 30, 2003 and the results of operations for the three months and six months then ended. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results through December 31, 2003.

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



                             For the three months ended      For the three months ended
                                   June 30, 2003                   June 30, 2002
                                                     Per                              Per
                          Income/      Shares/     Share     Income/       Shares/  Share
                          Numerator  Denominator  Amount   Numerator  Denominator  Amount
                          ---------  -----------  ------   ---------  -----------  ------
Net Income               $2,635,000                                    $2,354,000
                         ==========                                    ==========
EPS - Income available
 to common stockholders  $2,635,000    4,393,896   $0.60  $2,354,000    4,382,465   $0.54
                         ==========                =====  ==========                =====
Effect of Dilutive
 Securities -
 Stock Options                           618,134                          634,234
                                       ---------                        ---------
EPS assuming dilution -
 Income available to
 common stockholders
 plus assumed conversion $2,635,000    5,012,030   $0.53  $2,354,000    5,016,699   $0.47
                         ==========    =========   =====  ==========    =========   =====




                             For the six months ended          For the six months ended
                                June 30, 2003                      June 30, 2002
                                                     Per                              Per
                          Income/      Shares/     Share   Income/       Shares/    Share
                          Numerator  Denominator  Amount   Numerator  Denominator  Amount
                          ---------  -----------  ------   ---------  -----------  ------
Net Income               $5,191,000                       $4,630,000
                         ==========                       ==========
EPS - Income available
 to common stockholders  $5,191,000   4,391,807    $1.18  $4,630,000    4,381,385   $1.06
                         ==========                =====  ==========                =====
Effect of Dilutive
 Securities -
 Stock Options                          618,134                           586,704
                                      ---------                        ----------
EPS assuming dilution -
 Income available to
 common stockholders
 plus assumed conversion $5,191,000   5,009,941    $1.04  $4,630,000    4,968,089   $0.93
                         ==========   =========    =====  ==========    =========   =====



Note 3 - Stock Based Compensation

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

As of January 1, 2003 the Company adopted the disclosure requirements of SFAS 148, Accounting for Stock Based Compensation, which amends accounting principals Board ("APB") No. 28 by adding to the list of disclosures to be made for interim periods.

SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use APB No. 25 to account for stock-based compensation to employees, but pro forma disclosures of net income and earnings per share must be made as if SFAS No. 123 had been adopted in its entirety. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Stock options issued to non-employees are valued under the provisions of SFAS No. 123. Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No. 123, the Company's net income and income per share would have been as follows:





                                   For the three       For the six
                                    months end         months ended
                                      June 30,            June 30,
                                    2003     2002       2003    2002
                                  ------   ------     ------  ------
(In thousands)
Net Income for the period         $2,635   $2,354     $5,191  $4,630
Compensation expense,
 net of tax effect                    38       88         75     177
                                  ------  -------     ------  ------
Proforma net income               $2,597   $2,266     $5,116  $4,453
                                  ======   ======     ======  ======
Proforma Earnings per
 common share                      $0.59    $0.52      $1.16   $1.02
Proforma Earnings per
 common share,
 assuming dilution                 $0.52    $0.45      $1.02   $0.90





The fair value of each option is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:




                               2002
                               ----
Dividends                        5%
Expected volatility          16.51%
Risk-free interest rate       4.94
Expected life                10 years



Note 4 - Comprehensive Income

The Corporation's total comprehensive earnings presentation is as follows:


                                     For the three      For the six
                                     months ended       months ended
                                       June 30,            June 30,
                                     2003     2002       2003     2002
                                   ------   ------     ------   ------
(In thousands)
Net Income                         $2,635   $2,354     $5,191   $4,630
Other Comprehensive income (loss):
  Change in unrealized holding
   gain (losses) arising during
   the period                          (2)       5         (5)       6
                                   ------   ------     ------   ------
Income tax benefit (expense)            0       (2)        (1)       2
                                       (2)       3         (4)       4
                                   ------   ------     ------   ------
Comprehensive income               $2,633   $2,357     $5,188   $4,634
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

Critical Accounting Policies

The Corporation and Bank's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. One policy, Allowance for Loan Losses, has been identified as being critical because it requires management to make difficult and subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. This policy is reviewed by the Loan Committee and approved by the Board of Directors.

The Allowance for Loan Losses represents management's estimate of probable losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is reviewed monthly and is based on allocations for each loan category (e.g. Real Estate, Commercial), plus an allocation for any outstanding loans which have been classified and are on the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition to the allocated component there is an unallocated component. The unallocated component incorporates management's judgment of the inherent risks in the portfolio based on: historical loan loss experience, loan concentrations, evaluations made by regulatory agencies and assessment of economic conditions. The allocated and unallocated components represent the total allowance for loan losses to adequately cover losses inherent in the loan portfolio.

Changes in the estimate related to the allowance for loan losses can materially affect net income. The process of determining the allowance requires us to forecast losses on loans which are highly uncertain and require a high degree of judgment; and is impacted by regional, national and global economic trends and different assumptions regarding possible future economic conditions could have been used and would have had a material impact on the provision for loan losses and on the consolidated results of operations.

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

Summary of Financial Results

Total consolidated assets equaled $756,885,000 at June 30, 2003 compared to $689,380,000 at December 31, 2002. Net loans increased $52.9 million since year-end with $45.7 million occurring in the second quarter. Cash and equivalents increased $15.3 million during the second quarter.

The net income after tax for the first six months of 2003 equaled $5,191,000 compared to $4,630,000 for the comparable period of 2002, an increase of 12.1%. The net income for the second quarter of $2,635,000 increased 11.9% over the second quarter of 2002 when net income equaled $2,354,000. Increased profit resulted from growth in net interest income due to loan growth.



Net Interest Income

Net interest income (before the provision for loan losses) of $7,462,000 for the second quarter of 2003 increased 16.3% from $6,415,000 for the comparable period last year. This increase in net interest income resulted primarily from volume increases of $120.5 million in average earning assets for the current quarter compared to the second quarter of 2002. The Bank experienced a $110.0 million increase in average loans outstanding, which have the highest yields. Investments, certificates of deposits and Fed Funds investments increased $10.5 million. Average interest bearing deposits for the second quarter increased $79.8 million over the same period last year and average borrowings with the Federal Home Loan Bank increased $41.1 million.

The net interest margin equaled 4.24% during the second quarter of 2003 compared to an average margin for the second quarter of 2002 of 4.39% and 4.23% for the year ended December 31, 2002. The yield on average loans equaled 6.29% in the second quarter compared to 7.00% for the same period last year, while the Bank's cost of funds decreased to 2.38% for the second quarter of 2003 from 3.13% for the second quarter of 2002.

Several factors impact the Bank's interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loan and earning assets, non-accrual loan balances and mix of deposits and other funding sources.

     Changes in Market Interest Rates

Changes in economic condition and actions of Federal Reserve Board to reduce the Fed Funds and Discount rates have a direct impact on the Bank's net interest margin since prime rate generally moves with Federal Reserve Board changes. During 2002 prime rate equaled 4.75% until November 7 when it declined to 4.25% (40 year low) where it remained until June 30, 2003 when it declined to 4.00%. The majority of SBA loans are tied to prime rate and reprices on a quarterly basis so the impact of this prime rate change will occur on July 1, 2003 when the SBA portfolio reprices. Other loan indexes generally move with, precede or lag changes in prime rate. Declines in prime rate reduces interest income and continues to have a negative impact as loan products continue to reprice at lower rates depending upon their repricing schedule and index. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The Bank is considered asset sensitive, meaning more assets are immediately adjustable than liabilities. The Bank's net interest margin tends to increase when interest rates increase and tends to decrease in a declining rate environment.

The full impact of rate changes on the Bank's earnings are not realized for several months, since not all loans or deposits reprice immediately. The Bank has $162.7 million in SBA 7(a) loans which reprice based upon the prime rate on the first day of the calendar quarter. The Bank has $184.2 million adjustable rate loans, mainly commercial real estate loans that are tied to the Eleventh District Cost of Funds Index (COFI) which adjust at a slower pace. The COFI index was 2.13% for May 2003 (latest available) and 2.38% for December 2002 compared to 3.07% for December 2001. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise and benefits interest margin as rates decline. The rate of loan prepayments has increased as borrowers refinance to indexes which bear lower rates than loans tied to COFI or loans at floors or fixed rates.

Of the Bank's loan portfolio totaling $647.6 million at June 30, 2003, $281.1 million or 43.4% of total loans are adjustable rate loans which have not reached a floor or ceiling rate. Of that total approximately $205.1 million are prime-based loans, of which $41.4 million reprice immediately and $163.7 million reprice on a quarterly basis.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. The current low rates offered on deposits makes them less attractive to depositors.

While interest rates offered on deposits have stabilized, they remain at low levels. The Bank had $135.9 million in Sonoma Investor Reserve accounts (money market rate deposit accounts). The cost of these deposits equaled 1.25% during the second quarter of 2003 compared to 1.82% for the second quarter last year.

The Bank has $384.1 million in time certificates of deposits. These accounts reprice at a slower pace. The cost of time deposits equaled 3.12%for the second quarter of 2003 compared to 3.98% in the second quarter of the preceding year. The benefit of lower rates of time deposits will continue to occur as certificates of deposits mature and are renewed at the lower rates offered on their maturity dates. The Bank has offered competitive market rates for deposits when compared to financial institutions in our area.

     Level of Loans Relative to Deposits

The Bank's ratio of loans-to-deposits increased to an average of 107.0% in second quarter of 2003 compared to 100.2% for the same period last year. An increase in the loan-to-deposit ratio generally results in an increase in net interest margin.

     Mix of Loan and Earning Assets

The mix of loans influences the overall yield on loans. The largest loan growth occurred in commercial real estate loans growing to $426.9 million at this quarter end from $382.1 million at December 31, 2002. This category has a lower yield than other types of loans. The Bank has developed new loan products tied to US Treasury and LIBOR index with other favorable terms to attract new loan volume. Loan volume has increased as a result of these new products. Total COFI loans have continued to decline during this quarter as borrowers move to other indexes which have lower rates.

Construction loans decreased to $26.8 million at the end of this quarter from $32.4 million at year end. Due to risks associated with construction loans they generally have higher yields than other real estate loans. General economic conditions greatly influence the demand for construction loans and the Bank has continued to experience less demand during this quarter.

SBA loans, which generally are secured by real estate, are classified as commercial loans. Commercial loans totaled $187.6 million at June 30, 2003 compared to $173.3 million at December 31, 2002. SBA loans continue to be a popular loan product; however, the rate of growth has declined as borrowers move to more fixed rate or indexes which are less volatile than prime rate.

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

     Non-Accrual Loan Balances

Loans which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of June 30, 2003 the Bank had $1,497,000 in non-accrual loans compared to $3,035,000 million at December 31, 2002. When a non-accrual loan pays off or is reinstated to accrual status the interest income is reinstated to income which has a positive effect on loan yields. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

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

The Bank also has a borrowing line with the Federal Home Loan Bank
(FHLB) which has been used as a source of liquidity. The borrowing rates are below rates offered on certificates of deposits and the Bank has increased the use of this line as a way to reduce our cost of funds. As of June 30, 2003 the Bank had increased borrowed funds from the FHLB by $42.4 million since June 30, 2002. The cost of borrowing was more than 100 basis points below the current offering rate on deposits of similar term.

Interest expense decreased to $3,615,000 in the second quarter of 2003 from $3,812,000 in the second quarter of 2002. The major factor was the decrease in the average cost of interest bearing liabilities which declined to 2.38% from 3.13% when comparing the second quarter of this year to the second quarter of last year. In addition, the increase in the funds borrowed from the FHLB to fund loan growth at an average rate of 1.53% had a positive impact rather than attracting new deposits at market rates. The following are analyses of the net interest margin:





                          Three months ended        Three months ended
                           June 30, 2003             June 30, 2002
                     -------------------------  ------------------------
                     Average                    Average
                     Balance  Interest   Yield  Balance  Interest  Yield
                     -------  --------   -----  -------  --------  -----
(dollars in thousands)
Earning assets (1)  $706,470   $11,077   6.29% $585,962   $10,227  7.00%
Interest bearing
 liabilities         608,829     3,614   2.38%  487,902     3,812  3.13%
                               -------                    -------
Net interest
 income                         $7,463                     $6,415
                               =======                    =======
Net Interest income
 to earning assets                       4.24%                     4.39%
                                         ====                      ====

(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.





                          Six months ended         Six months ended
                            June 30, 2003            June 30, 2002
                     -------------------------  ------------------------
                     Average                    Average
                     Balance  Interest   Yield  Balance  Interest  Yield
                     -------  --------   -----  -------  --------  -----
(dollars in thousands)
Earning assets (1)  $686,046   $21,677   6.37% $560,898   $19,910  7.16%
Interest bearing
 liabilities         591,288     7,189   2.45%  467,222    7,483   3.23%
                               -------                   -------
Net interest income            $14,488                   $12,427
                               =======                   =======
Net Interest income
 to earning assets                       4.26%                     4.47%
                                         ====                      ====
(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.


The following tables sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and six months ended June 30, 2003 and 2002. Changes not solely attributable to rate or volume have been allocated to rate.




                                For the three months ended June 30, 2003
                                               over June 30, 2002
(dollars in thousands)                    Volume    Yield/Rate   Total
                                          ------    ----------   -----
Increase (decrease) in interest income:
 Portfolio loans                          $8,160      ($7,294)    $866
 Other earning assets                        215         (231)     (16)
                                          ------       ------   ------
Total increase (decrease)                  8,375       (7,525)     850
                                          ------       ------   ------
Increase (decrease) in interest expense
 Interest-bearing transaction accounts       116         (293)    (177)
 Time deposits                             2,794       (2,897)    (103)
 Other borrowings                          1,016         (934)      82
                                          ------       ------   ------
Total increase (decrease)                  3,926       (4,124)    (198)
                                          ------       ------   ------
Increase (decrease) in net
 interest income                          $4,449      ($3,401)  $1,048
                                          ======       ======   ======






                                 For the six months ended June 30, 2003
                                               over June 30, 2002
(dollars in thousands)                    Volume    Yield/Rate   Total
                                          ------    ----------  ------
Increase (decrease) in interest income:
 Portfolio loans                          $8,791      ($6,978)  $1,813
 Other earning assets                        210         (256)     (46)
                                          ------       ------   ------
Total increase (decrease)                  9,001       (7,234)   1,767
                                          ------       ------   ------
Increase (decrease)in interest expense
 Interest-bearing transaction accounts        53         (410)    (357)
 Time deposits                             3,002       (3,176)    (174)
 Other borrowings                          1,258       (1,021)     237
                                          ------       ------   ------
Total increase (decrease)                  4,313       (4,607)    (294)
                                          ------       ------   ------
Increase (decrease) in net
 interest income                          $4,688      ($2,627)  $2,061
                                          ======       ======   ======


Provision for Loan Losses

The provision for loan losses equaled $300,000 for the three months ended June 30, 2003 and $600,000 for the first six months of 2003 compared to $150,000 and $300,000 for the same periods in 2002. The provision was based upon the overall growth in loans at the end of the current quarter. For further discussion see Allowance for Loan Losses.

Other Income

Other income is derived primarily from service charges, SBA loan sales, SBA loan servicing and sales of other real estate owned. Other income increased to $699,000 from $532,000 when comparing the second quarter of 2003 to the same period last year.

     Service Charges

Service charges on deposit accounts equaled $153,000 in the second quarter of 2003 compared to $120,000 for the same period last year. The increase relates to charges on analysis customers and general growth in deposit accounts. The earnings credit rate has remained at low rates due to the current interest rate environment. Analysis customers earn less on their average balance to cover the cost of services provided to them. If the earnings credits earned do not cover the cost of services, the customer is charged a service fee. The Bank also receives fees for safe deposit, Visa, and other services.

     SBA Loan Sales and Loan Participations

In the second quarter of this year, the Bank sold the guaranteed portion of SBA loans totaling $4.0 million with no loan participations and recognized gains on those sales of $343,000. During the second quarter of last year, the Bank sold the guaranteed portion of SBA loans totaling $3.7 million and participated $9.9 million in commercial real estate loans which resulted in recognized gains on those sales of $251,000. The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The premiums on loan sales received in the second quarter of 2003 increased over those received during the second quarter of last year. The average percent gain on SBA loan sales in the second quarter of 2003 equaled 8.4% compared to 6.8% in the second quarter of 2002 which explains the increase in income when comparing this quarter to the second quarter of 2002. Changes in premium on loan sales are market driven based upon factors such as rate of prepayments of SBA loans experienced throughout the country and there is no guarantee that premiums will continue at the current level.

     SBA Loan Servicing

SBA servicing fees totaled $75,000 during the second quarter of 2003, compared to fees of $66,000 recorded in the second quarter of last year. The income varies since the fee income is calculated based upon the payments received during the period and the size of the portfolio serviced. The serviced portfolio equaled $46.3 million at June 30, 2003 compared to $35.2 million at June 30, 2002.

     Sales of Other Real Estate Owned

There were no sales of other real estate owned (OREO) during the second quarter of 2003 or 2002.

Non-Interest Expenses

The Bank's non-interest expenses totaling $3,437,000 in the second quarter of 2003 increased 21.7% from $2,824,000 for the second quarter of last year. It was expected that non-interest expenses would increase in the second quarter of 2003 as a result of branch expansion and growth in other areas of the Bank.

     Salaries and Employee Benefits

The Bank's largest expense category is salaries and benefits which increased 23.6% to $2,100,000 in the second quarter of 2003 from $1,699,000 during the second quarter of 2002. The Bank's full time equivalent (FTE) staff level has increased to 129 at June 30, 2003 compared to 114 at June 30, 2002. Staff additions included the staff for the new Sonoma Branch which opened in the third quarter of 2002; new regional loan officers, additional support staff in the Loan, Branch Administration and Finance Departments and a Vice President Audit/Risk Manager. Personnel costs are also affected by annual salary increases, incentives based upon production goals and changes in benefit costs. Incentive cost also increased due to the high level of loan production during the second quarter of 2003.



     Occupancy and Equipment

Occupancy expenses increased to $310,000 in the second quarter of 2003 from $265,000 in the second quarter of 2002 This increase results from the opening of the new Sonoma branch and the new loan production office in San Rafael and increases in the rent and operating cost on existing facilities. It is expected that occupancy expenses will continue to increase as and if the Bank continues to expand. Equipment costs of $178,000 increased 16.3% over $153,000 for the second quarter last year. The Bank has and will continue to upgrade and replace computer equipment which should result in increases in these costs. Security procedures, such as intrusion testing, over the Bank's computer systems have been increased which has resulted in higher equipment costs.

     Deposit and Other Insurance

Deposit and other insurance of $91,000 increased $9,000 over the second quarter of last year. Regulatory assessments and FDIC insurance cost grew due to the increase in deposits. There is no assurance that regulatory assessments will continue at the current low level. The cost of other insurance was higher due to increases in coverage and insurance rates.

     Professional Services

Professional fees of $115,000 increased from $75,000 for the second quarter of 2002. Included in this category are legal, accounting and consulting fees which tend to vary depending upon the timing and need for services. There has been a significant increase in legal and accounting costs as a result of SEC reporting and the new regulations due to the Sarbanes Oxley Act. Activity on problem loans (see discussion on Allowance for Loan Losses) and other legal actions also impact legal cost. Audit or review services are contracted by the Audit Committee and are performed on a varying schedule. In addition, audit fees increased as a result of FDICA audit requirements which the Bank must comply since the Bank's total assets exceed $500 million. The Directors have been working with a consultant regarding the Bank's executive compensations programs.

     Advertising and Business Development

Advertising and business development costs, which vary depending on loan and deposit promotions, increased to $139,000 from $125,000 in the second quarter of 2002.

     Outside Customer Services

Outside customer services decreased by $6,000 when comparing this quarter to second quarter of 2002. The Bank pays for certain direct costs (i.e.: payroll services, escrow fees, etc.) which are expensed. These costs are based upon the depositor using the analysis system. The analysis customer receives earnings credits based upon their deposit account balances which can be used to offset these charges. The customer is charged a bank service fee if their earnings credits do not cover the costs. With the lower interest rate environment the earnings credit rate is low and as a result our customers are paying for more of the covered services directly rather than reimbursing the Bank.

     Shareholder and Director Expenses

Second quarter expenses for shareholder and director expenses equaled $114,000 compared to $98,000 for the second quarter of last year. Included in this category are directors fees for attending Board, Loan Committee, ALCO, Executive Committee, Audit and Compensation Committee meetings. Since the second quarter of last year, the meeting frequency has been increased for some of the committees which has resulted in additional fees. The cost of the Corporation's annual report, transfer agent fees and other costs of communicating with shareholders is also included in this expense category.

     Other Expenses

Other expenses, which includes stationery and supplies, telephone, postage, armored car and courier costs, loan expenses, dues and subscriptions and automobile costs increased to $308,000 from $241,000 in the second quarter of 2002. These expenses have grown as the Bank has grown and are expected to continue to increase as and if the Bank grows.

     Non-interest expense attributable to SBA Lending Department

Total non-interest expenses for the SBA lending department for the second quarter of 2003 was approximately $621,000 ($387,000 in personnel costs, $75,000 in occupancy and equipment expenses, $28,000 in marketing/business development and $131,000 in other expenses) compared to $522,000 for the second quarter of 2002. These costs have increased with the additional staff and new locations. There are also variances caused by loan production incentives which are based on loan productions and which vary significantly from quarter to quarter. The SBA loan portfolio (serviced portion and Bank's portion) equaled $255.4 million. The Bank services $46.3 million of SBA loans which have been sold. In addition, the SBA loan staff also generated $229.0 million in commercial real estate loans which are not guaranteed by the SBA.

Income Taxes

The effective tax rate was 40.4% for the second quarter of 2003 compared to 40.8% for the second quarter of last year. The provision for the second quarter of 2003 was $1,789,000 versus $1,619,000 for the same period last year. A portion of this increase resulted from increases in pre-tax income during the comparable quarters.

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

Cash and due from banks, federal funds sold and certificates of deposit totaled $100.6 million or 13.3% of total assets at June 30, 2003, compared to $87.7 million or 12.7% of total assets at December 31, 2002. The Bank sold $4.0 million in SBA loans during the second quarter of 2003 which increased the Bank's liquidity. The Bank also increased borrowings from the Federal Home Loan Bank by $14.5 million during the second quarter of 2003. Bank deposits increased $ 44.9 million during the second quarter of 2003 as a result of deposit promotions to fund the projected loan growth.

The Bank considers the unsold guaranteed portion of 7(a) SBA loans as a secondary source of liquidity. There is an established market for these loans and a sale can be completed within a few weeks. As of June 30, 2003, the Bank held $108.0 million in SBA guaranteed loans which could be sold for additional liquidity.

At June 30, 2003, the Bank had unused federal funds lines of credit totaling $14,000,000. The Bank also has a credit line with the Federal Home Loan Bank which is based upon the value of collateral (investments and loans). As of June 30, 2003 the Bank has collateral pledged which would allow the Bank to borrow up to $133.7 million. The Bank could borrow an amount equal to 25% of our assets, assuming that collateral values would support that level of borrowings. At June 30, 2003, the Bank had borrowed $79.2 million which leaves $54.4 million available to borrow. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency. At June 30, 2003, the Corporation had non-interest and interest bearing cash balances of $428,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the second quarter of 2003, deposits increased to $615.0 million compared to $577.6 million at the end of the year.

Money market deposits totaling $135.9 decreased $8.7 million from December 31, 2002. This is a limited transaction account with a discretionary rate which is set by management. The rate offered on this account has declined during this quarter even though there is strong competition in our market area for these types of funds. The Bank's customers have held their funds in this deposit product rather than locking into a specific maturity during this time of low interest rates. There has been some movement into other investments with signs of the stock market improving. These funds are also more volatile and fluctuate during various business cycles.

Certificates of deposits totaling $384.1 million at June 30, 2003 increased $32.0 million from $352.1 million at December 31, 2002. The Bank offered time deposit promotions during this quarter which was successful in attracting new depositors.

As of June 30, 2003, non-interest bearing deposits equaled $60.8 million compared to $50.6 million at December 31, 2002. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by large businesses' accounts.

The interest rate environment and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $639.3 million at June 30, 2003 compared to $586.5 million at December 31, 2002, increasing 9.0% over year end and 20.9% over the June 30, 2002 balance of $528.8 million. The following is an analysis of the loan portfolio.



Type of Loan                              June 30,      December 31,
(in thousands)                              2003            2002
                                         --------       ---------
Commercial                               $187,610        $173,325
Real Estate Construction                   26,820          32,412
Real Estate Other                         426,910         382,134
Installment Loans to Individuals            6,265           6,445
                                         --------       ---------
                                          647,605         594,316
Deferred loan fees and discount            (1,300)         (1,466)
Allowance for loan losses                  (6,994)         (6,389)
                                         --------       ---------
TOTAL                                    $639,311        $586,461
                                         ========       =========



The SBA loan program continues to be a popular program; however, competition remains very strong in our market areas. At June 30, 2003, total SBA (7a) guaranteed loans equaled $209.1 million, net of $46.3 million in SBA loans sold and being serviced by the Bank. The majority of the Bank's SBA loans are secured by real estate; however, they are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, except they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the federal government program could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans which could be sold in the secondary market was $108.0 million at June 30, 2003 compared to $83.7 million at June 30, 2002.

The Bank continues to emphasize commercial and real estate lending. At June 30, 2003, 29.0% of the loans held for investment were commercial loans and 70.1% were real estate and construction loans, compared to 29.2% and 69.7% respectively at December 31, 2002. The Bank has continued to grow its commercial and commercial real estate portfolio through its reputation as an experienced business and real estate lender which facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan-to-value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand, a worsening of economic conditions or a natural disaster could potentially have an adverse impact on the value of collateral, on the loan portfolio, and on the financial condition of the Bank.

Construction loans decreased to $26.8 million at June 30, 2003 from $32.4 million at December 31, 2002 due to the reduced demand caused by general economic conditions. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.

The Bank offers residential mortgages on a limited basis. The Bank has a small portfolio of consumer loans which equaled 1.0% of the total loan portfolio at June 30, 2003 and 1.1% of the total loan portfolio at December 31, 2002.

Allowance for Loan Losses

The allowance for loan losses equaled $6,994,000 at June 30, 2003, compared to $6,389,000 at December 31, 2002. At June 30, 2003, the allowance for loan losses equaled 1.30% of loans (net of the guaranteed portion of SBA loans). The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At June 30, 2003, there were 5 borrowers on non-accrual totaling $1,497,000 with $1,399,000 of that amount collateralized by real estate and $174,000 of it also guaranteed by the SBA. There was one unsecured loan past due 90 days or more totaling $20,000 and still accruing interest. Loans past due 30 to 89 days totaled $6,752,000, with $6,601,000 of that amount collateralized by real estate and $742,000 guaranteed by the SBA. At December 31, 2002, the Bank had $3,035,000 in non-accrual loans and no loans past due 90 or more days and still accruing interest. Past due 30 to 89 days totaled $6,358,000 at December 31, 2002.

During the second quarter of 2003, there were no loans charged off and $2,000 in loan recoveries. The Bank continues to have a low charge off experience compared to industry standards but there can be no assurances that this will continue or that the Bank will not experience loan losses. The following is an analysis of the activity in the allowance for loan losses during the quarter:


(In thousands)

                                Three months ended    Six months ended
                                     June 30, 2003       June 30, 2003
                                ------------------    ----------------
Balance   Beginning of period               $6,692              $6,390
Provision for loan losses                      300                 600
Charge offs                                      0                   0
Recoveries                                       2                   4
                                            ------              ------
Balance - End of period                     $6,994              $6,994
                                            ======              ======



Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At June 30, 2003, the Bank was considered "well capitalized." The total risk-based capital ratios were 11.5% for the Bank and 11.6% for the Corporation.


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

Management expects that, in a declining rate environment, the Bank's net interest margin would tend to decline, and, in an increasing rate environment, the Bank's net interest margin would tend to increase. On a monthly basis, management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in general interest rates of 100 and 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income and the value of the Bank's equity is calculated by discounting cash flows associated with the Bank's assets and liabilities. The following table summarizes the simulated change in Net Interest Income based on the next twelve months, given a change in general interest rates of 100 and 200 basis points up or down.



Change in                  Estimated            Estimated Change in
Interest Rate         Net Interest Income       Net Interest Income
(basis points)            (in thousands)          (in thousands)
--------------        -------------------       -------------------
    +200                      $32,212                   $3,231
    +100                       30,536                    1,555
Base Scenario                  28,981                        0
    -100                       27,975                   (1,006)
    -200                       27,082                   (1,899)


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

The following schedule represents interest rate sensitivity profile as of June 30, 2003 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.


                                        Over        Over
                                      3 months     1 year       Non-rate
Balance Sheet              Through     through     through    Sensitive or
(in thousands)             3 months     1 year     5 years    Over 5 years     Total
                          ----------  ----------  ----------  ----------  ----------
Assets
Fed funds sold &
 certificates of deposit     $81,464                                         $81,464
Investment securities                       $643                  $4,127       4,770
Loans (net of discounts)     226,231      67,584     $47,916     304,574     646,305
Non-interest-earning
 assets (net of allowance
 for loan losses)                                                 24,346      24,346
                          ----------  ----------  ----------  ----------  ----------
                            $307,695     $68,227     $47,916    $333,047    $756,885
                          ==========  ==========  ==========  ==========  ==========

Liabilities &
 Shareholders' Equity
Time Deposits $100,000
 and over                   $27,854     $104,951     $32,704                $165,509
All other interest-bearing
 liabilities                224,293      193,168      48,521      $1,961     467,943
Non-interest bearing
 liabilities                                                      60,815      60,815
Other Liabilities &
 Shareholders' Equity                                             62,618      62,618
                          ----------  ----------  ----------  ----------  ----------
                            $252,147    $298,119     $81,225    $125,394    $756,885
                          ==========  ==========  ==========  ==========  ==========

Interest Rate
 Sensitivity (1)             $55,548   ($229,892)   ($33,309)   $207,653
Cumulative Interest
 Rate Sensitivity            $55,548   ($179,344)  ($207,653)         $0
                          ==========  ==========  ==========  ==========




          (1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.

ITEM 4.   Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures, as defined in Securities Exchange Act Rule 15d-14 (c).
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Corporation which is required to be included in the Corporation's periodic Securities and Exchange Commission filings. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None other than in the ordinary course of business.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders
          The Annual Meeting of Shareholders of the Corporation was held on May 20, 2003. The following candidates received the votes indicated.
                                             Withheld/Abstained/
                                 For         Broker Non-Votes
Clement C. Carinalli       3,582,700                123,127
Patrick R. Gallaher        3,583,437                122,390
William P. Gallaher        3,583,437                122,390
William E. Geary           3,583,085                122,742
James B. Keegan, Jr.       3,583,437                122,390
Dennis R. Hunter           3,583,437                122,390
Robert V. Pauley           3,576,923                128,904

     All candidates were re-elected

     No other matters were voted on at the meeting

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

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

           (f) The Section 302 Certifications of the Chief Executive Officer and Chief Financial Officer are filed herewith collectively as Exhibit 31.

           (g) The Section 906 Certifications of the Chief Executive Officer and Chief Financial Officer are filed herewith as
       Exhibit 32.

(b)  Reports on Form 8-K

      Form 8-K, filed on July 16, 2003, reporting, under Item 9, second quarter of 2003 results.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NORTHERN EMPIRE BANCSHARES


Date: August 7, 2003
---------------------

/s/ Deborah A. Meekins                      /s/ Jane M. Baker
--------------------------                  ---------------------
Deborah A. Meekins                           Jane M. Baker
President and Chief Executive Officer       Chief Financial Officer

Exhibit 31

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-1(e)) for the registrant and have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and



5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting,, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

     a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  August 7, 2003

Signature    /s/ Deborah A. Meekins
             ---------------------------------------------------------
             Deborah A. Meekins, President and Chief Executive Officer


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-1(e)) for the registrant and have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and



5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting,, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

     a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date:  August 7, 2003

Signature          /s/ Jane M. Baker
              --------------------------------------
              Jane M. Baker, Chief Financial Officer









Exhibit 32
SECTION 906 CERTIFICATION



The undersigned each certify that:

1. They are the duly appointed Chief Executive Officer and Chief Financial Officer, respectively, of Northern Empire Bancshares, a California Corporation ("the Company"); and

2. To their best knowledge and belief, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and to which the Certification is attached as Exhibit 99(i), fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Northern Empire Bancshares.



     Date:     August 7, 2003





/s/ Deborah A. Meekins                     /s/ Jane M. Baker
---------------------------------          -------------------------
Deborah A. Meekins                         Jane M. Baker
President and Chief Executive Officer      Chief Financial Officer