Form 10-Q
period 2003-09-30
NORTHERN EMPIRE BANCSHARES
filed 2003-11-07
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549

                         FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number 2-91196


                     NORTHERN EMPIRE BANCSHARES
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

        California                                  94-2830529
---------------------------------                 ------------------
(State or other jurisdiction                     (I.R.S. Employer
 of incorporation  or organization)               Identification No.)



       801 Fourth Street, Santa Rosa, California      95404
      ------------------------------------------    ----------
     (Address of principal executive offices)       (Zip code)


                      707-579-2265
       -------------------------------------------------
      (Registrants telephone number, including area code)


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

Title of class:  Common Stock, no par value. Outstanding shares as of
                 October 15, 2003: 4,401,323


     PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

             NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
(dollars in thousands)
   ASSETS
                                            September 30,  December 31,
ASSETS                                            2003          2002

Cash and equivalents:
Cash and due from banks                          $ 19,476     $ 14,717
Federal funds sold                                 72,228       72,746
                                                ---------    ---------
Total cash and equivalents                         91,704       87,463
                                                ---------    ---------

Interest-bearing deposits in banks                                 198
Investment securities available-for-sale              637          652
Federal Home Loan Bank stock, at cost               4,003        2,740
Federal Reserve Bank stock, at cost                   165          165
Loans receivable, net                             668,120      586,461
Leasehold improvements and equipment, net           1,563        1,361
Accrued interest receivable and other assets       10,807       10,340
                                                ---------    ---------
     Total assets                               $ 776,999    $ 689,380
                                                =========    =========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

Deposits                                        $ 631,777    $ 577,585
Accrued interest payable and
  other liabilities                                 3,950        3,281
FHLB advances                                      79,219       54,776
                                                ---------    ---------
Total liabilities                                 714,946      635,642
                                                ---------    ---------
Shareholders' equity:
 Preferred stock, no par value;
   authorized, 10,000,000 shares;
   none issued or outstanding
 Common stock, no par value; authorized,
  20,000,000 shares; shares issued
  and outstanding, 4,401,323 at
  September 30,2003 and 4,389,960
  at December 31, 2002 (retroactively
  stated for 5% stock dividend) as
  stated prior to 2 for 1 stock split to be
  distributed to shareholders of record as
  of December 1, 2003. See notes 1 and 5.          33,147       27,529
 Additional paid-in capital                           786          786
 Accumulated other comprehensive income (loss)          5           10
Retained earnings                                  28,115       25,413
                                                ---------    ---------
  Total shareholders' equity                       62,053       53,738
                                                ---------    ---------
     Total liabilities and
      shareholders' equity                       $776,999     $689,380
                                                 ========     ========
See Notes to Consolidated Financial Statements

            NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
  For the three and nine months ended September 30, 2003 and 2002
                          (Unaudited)
                               Three Months Ended  Nine Months Ended
                                  September 30,       September 30,
                                   2003      2002       2003      2002
Interest income:
Loans                          $ 11,096  $ 10,219   $ 32,299  $ 29,610
Federal funds sold, investment
 securities and other               296       343        770       863
                                -------   -------    -------   -------



Total interest income            11,392    10,562     33,069    30,473
Interest expense                  3,423     4,224     10,612    11,707
                                -------   -------    -------   -------
Net interest income before
 provision for loan losses        7,969     6,338     22,457    18,766
Provision for loan losses           150       240        750       540
                                -------   -------    -------   -------
Net interest income after
 provision for loan losses        7,819     6,098     21,707    18,226
                                -------   -------    -------   -------
Other income:
Service charges on deposits         138       131        447       390
Gain on sale of loans               352       328      1,052       791
Other                               268       216        678       544
                                -------   -------    -------   -------

Total other income                  758       675      2,177     1,725
                                -------   -------    -------   -------
Other expenses:
Salaries and employee benefits    2,289     1,827      6,350     5,000
Occupancy                           312       280        921       802
Equipment                           208       148        562       446
Advertising and
 business development               155       108        427       355
Outside customer services            89        91        255       293
Director and shareholder expenses   100        89        308       266
Deposit and other insurance          93        84        276       244
Professional fees                    62       110        279       239
Other                               304       237        904       713
                                -------   -------    -------   -------
Total other expenses              3,612     2,974     10,282     8,358
                                -------   -------    -------   -------
Income before income taxes        4,965     3,799     13,602    11,593
Provision for income taxes        1,945     1,527      5,391     4,691
                                -------   -------    -------   -------
Net income                      $ 3,020   $ 2,272    $ 8,211   $ 6,902
                                =======   =======    =======   =======
Earnings per common share        $ 0.69    $ 0.52     $ 1.87    $ 1.57
                                =======   =======    =======   =======
Earnings per common share
 assuming dilution               $ 0.60    $ 0.45     $ 1.64    $ 1.39
                                =======   =======    =======   =======

See notes to Consolidated Financial Statements


          NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the nine months ended September 30, 2003 and 2002
                       (Unaudited)
                                                         2003     2002
(dollars in thousands)
Cash flows from operating activities:
Net income                                            $ 8,211   $ 6,902
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                               750       540
  Depreciation, amortization and accretion                385       324
  FHLB stock dividends                                   (118)      (38)
  Net decrease in deferred loan fees and discounts       (494)     (438)
  Change in deferred income taxes                        (104)       36
  Change in interest receivable and other assets         (363)     (629)
  Change in accrued interest payable and
   other liabilities                                      669       176
                                                     --------  --------
Net cash provided by in operating activities            8,936     6,873
                                                     --------  --------
Cash flows from investing activities:
  Purchase of restricted securities                    (1,145)   (1,704)
  Maturities of available for sale securities              10       354
  Redemption of restricted securities
  Net decrease in interest bearing deposits               198       100
  Net increase in loans receivable                    (81,915) (103,279)
  Purchase of leasehold improvements and
   equipment, net                                        (587)     (223)
                                                     --------  --------
Net cash used in investing activities                 (83,439) (104,752)
                                                     --------  --------
Cash flows from financing activities:
  Net increase in deposits                             54,192    65,955
  Net increase in FHLB advances                        24,443    34,977
  Payment of cash dividends                                (7)       (6)
  Stock options exercised                                 116        73
                                                     --------  --------
Net cash provided by financing activities              78,744   100,999
                                                     --------  --------
Net increase in cash and cash equivalents               4,241     3,120
Cash and cash equivalents at beginning of year         87,463    82,242
                                                     --------  --------
Cash and cash equivalents at end of period           $ 91,704  $ 85,362
                                                     ========  ========
Supplemental cash flow information:
Interest paid                                        $ 10,737  $ 11,672
                                                     ========  ========
Income taxes paid                                     $ 5,402   $ 4,536
                                                     ========  ========
Other real estate owned acquired
 through foreclosure                                      $ -     $ 110
                                                     ========  ========

     See notes to Consolidated Financial Statements

              Northern Empire Bancshares and Subsidiary
              Notes to Consolidated Financial Statements
                        September 30, 2003

Note 1 - Basis of Presentation

The unaudited financial information contained in this report reflects all adjustments which, in the opinion of Management, are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at September 30, 2003 and the results of operations for the three and nine months then ended. The results of operations for the three-months and nine-months ended September 30, 2003 are not necessarily indicative of the results to be anticipated for the year ended December 31, 2003.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company considers the allowance for loan loss a critical accounting policy subject to estimate.

Except where it is otherwise stated, the information in this report does not reflect the two for one stock split in the Common Stock of the Corporation to be distributed to shareholders of record as of December 31, 2003 approved by the Board of Directors on October 21, 2003.

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




                           For the three months ended     For the three months ended
                                 September 30, 2003         September 30, 2002
                                            Weighted                             Weighted
                                            Average        Per                   Average      Per
                               Income/      Shares/        Share    Income/      Shares/      Share
                               Numerator    Denominator    Amount   Numerator    Denominator  Amount
Net Income                     $3,020,000                           $2,272,000
                               ==========                           ==========
EPS - Income available
 to common stockholders        $3,020,000   4,395,126     $0.69     $2,272,000    4,383,223    $0.52
                               ==========                           ==========
Effect of Dilutive
 Securities - Stock Options                   598,481                               624,158
                                            ---------                             ---------
EPS assuming dilution-Income
 available to common
 stockholders plus assumed
 conversion                    $3,020,000   4,993,607     $0.60     $2,272,000    5,007,381    $0.45
                               ==========   =========     =====     ==========    =========    =====

                             For the nine months ended       For the nine months ended
                                 September 30, 2003              September 30, 2002
                                            Weighted                             Weighted
                                            Average        Per                   Average      Per
                               Income/      Shares/        Share    Income/      Shares/      Share
                               Numerator    Denominator    Amount   Numerator    Denominator  Amount
Net Income                     $8,211,000                           $6,902,000
                               ==========                           ==========
EPS - Income available to
 common stockholders           $8,211,000   4,394,867     $1.87     $6,902,000   4,383,084    $1.57
                               ==========                           ==========
Effect of Dilutive
 Securities - Stock Options                   611,499                              586,704
                                              -------                              -------
EPS assuming dilution-Income
 available to common
 stockholder plus assumed
 conversion                    $8,211,000   5,006,366     $1.64     $6,902,000   4,969,788    $1.39
                               ==========   =========     =====     ==========   =========    =====


Note 3 - Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under APB No. 25, compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock.

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

                For the three months ended   For the nine months ended
                      September 30,                September 30,
(In thousands)               2003     2002               2003     2002

Net Income for the period  $3,020   $2,272             $8,211   $6,902
Compensation expense,
 net of tax effect             38       88                113      265
                           ------   ------             ------   ------
Proforma net income        $2,982   $2,184             $8,098   $6,637
                           ======   ======             ======   ======
Proforma earnings per
 common share               $0.68    $0.50              $1.84    $1.51
Proforma earnings per
 common share, assuming
 dilution                   $0.60    $0.44              $1.62    $1.34

The fair value of each option is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (no options have been granted in 2003):

                                 2002
                                 ----
Dividends                          5%
Expected volatility            16.51%
Risk-free interest rate         4.94%
Expected life                10 years

Note 4 - Comprehensive Income

The Corporation's total comprehensive earnings presentation is as follows:
(dollars in thousands)
                                    For the three       For the nine
                                    months ended        months ended
                                    September 30,       September 30,
                                    2003     2002       2003     2002

Net Income                        $3,020   $2,272     $8,211   $6,902
Other Comprehensive income (loss):
Change in unrealized holding
 gain (losses) arising during
 the period                           (4)       9         (8)      19
Income tax benefit (expense)           2       (3)         3       (9)
                                  ------   ------     ------   ------
Comprehensive income              $3,018   $2,278     $8,206   $6,912
                                  ======   ======     ======   ======

Note 5 - Stock Split

On October 21, 2003, the Board of Directors of the Corporation declared a two for one stock split to shareholders of record on December 1, 2003 payable on December 15, 2003.

Note 6 - Commitments

In October 2003, the Bank entered into an operating lease agreement for office facilities for the Bank's executive officer, all of the lending functions located in Santa Rosa and certain administrative personnel. The facilities are located at 3558 Round Barn Boulevard, Santa Rosa, California. The initial rent is $32,415.90 per month. The lease commences June 1, 2004 and expires on August 31, 2014 and has two five year options to extend the term.


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

Changes in the estimate related to the allowance for loan losses can materially affect net income. The process of determining the allowance requires us to forecast losses on loans which are highly uncertain and require a high degree of judgment; the process is impacted by regional, national and global economic trends and different assumptions regarding possible future economic conditions could have been used and would have had a material impact on the provision for loan losses and on the consolidated results of operations.

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

Summary of Financial Results

Total consolidated assets equaled $776,999,000 at September 30, 2003 compared to $689,380,000 at December 31, 2002 and $669,090,000 at
September 30, 2002. Net loans increased $81.7 million since year-end with $28.8 million occurring in the third quarter. Cash and equivalents increased $4.2 million to $91.7 million at September 31, 2003 compared to $87.5 million at December 31, 2002 and $85.4 million at September 30, 2002.

Net income after tax for the first nine months of 2003 equaled $8,211,000 compared to $6,902,000 for the comparable of 2002, an increase of 19.0%. The net income for the third quarter of $3,020,000 increased 32.9% over the third quarter of 2002 when net income equaled $2,272,000. The higher profit resulted mainly from increases in net interest income due to loan growth.

Net Interest Income

Net interest income (before the provision for loan losses) of $7,969,000 for the third quarter of 2003 increased 25.7% from $6,338,000 for the comparable period last year. This increase in net interest income resulted primarily from volume increases of $113.4 million in average earning assets for the current quarter compared to the third quarter of
2002.   The Bank experienced a $113.4 million increase in average loans outstanding, which have the highest yields. Average investments, certificates of deposits and fed funds sold increased $8.0 million. Average interest bearing deposits for the third quarter increased $56.6 million over the same period last year and average borrowings with the Federal Home Loan Bank increased $43.2 million. Net interest income (before the provision for loan losses) of $22,457,000 for the nine months ended September 30, 2003 increased 19.7% from $18,766,000 for the comparable period last year.

Net interest margin equaled 4.24% during the third quarter of 2003 compared to an average margin for the third quarter of 2002 of 3.98% and 4.23% for the year ended December 31, 2002. The yield on average loans equaled 6.69% in the third quarter compared to 7.34% for the same period last year, while the Bank's cost of funds decreased to 2.12% in the current quarter from 3.10% for the third quarter of 2002.

Several factors impact the Bank's interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loans and earning assets, non-accrual loan balances and mix of deposits and other funding sources.

    Changes in Market Interest Rates

Changes in economic condition and actions of Federal Reserve Board to reduce the Fed Funds and Discount rates have a direct impact on the Banks net interest margin since prime rate generally moves with Federal Reserve Board changes. During 2002 the prime rate equaled 4.75% until November 7 when it declined to 4.25% (40 year low) where it remained until June 30, 2003 when it declined to 4.00%. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The full impact of rate changes on the Bank's earnings is not realized for several months, since not all loans or deposits reprice immediately. The Bank has $175.8 million in SBA section 7(a) loans which reprice based upon the prime rate on the first day of the calendar quarter. The Bank has $187.1 million adjustable rate loans, mainly commercial real estate loans that are tied to the Eleventh District Cost of Funds Index
(COFI) which adjust at a slower pace. The COFI index was 1.95% for August 2003 (latest available) and 2.38% for December 2002 compared to 3.07% for December 2001. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise and benefits interest margin as rates decline. The rate of loan prepayments has increased as borrowers refinance to indexes which bear lower rates than loans tied to COFI or fixed rates.

Of the Bank's loan portfolio totaling $676.2 million at September 30, 2003, $281.9 million or 41.7% of total loans are adjustable rate loans, which have not reached a floor or ceiling rate. Approximately
$221.1million are prime-based loans, of which $44.1 million reprice immediately and $177.0 million reprice on a quarterly basis.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. The current low rates offered on deposits makes them less attractive to depositors.

While interest rates offered on deposits have stabilized, they remain at historically low levels. The Bank had $141.2 million in Sonoma Investor Reserve accounts (money market rate deposit accounts). The cost of these deposits equaled 1.08% during the third quarter of 2003 compared to 1.81% for the third quarter last year.

The Bank had $384.7 million in time certificates of deposits at September 30, 2003. These accounts reprice at a slower pace. The cost of time deposits equaled 2.79% for the third quarter of 2003 compared to 3.83% in the third quarter of the preceding year. The benefit of lower rates on time deposits will continue to occur as certificates of deposits mature and are renewed at the lower rates offered on their maturity dates. The Bank has offered competitive market rates for deposits when compared to other financial institutions in our area.

    Level of Loans Relative to Deposits

The Bank's ratio of loans to deposits averaged 105.8% in the third quarter of 2003 compared to 98.8% for the same period last year. A higher loan to deposit ratio generally results in an increase in net interest margin.

    Mix of Loan and Earning Assets

The mix of loans influences the overall yield on loans. The largest loan growth occurred in real estate loans, which grew $63.7 million since December 31, 2002 to $676.2 million at this quarter's end. This category has a lower yield than other types of loans. The Bank has developed new loan products tied to US Treasury and LIBOR index with other favorable terms to attract new loan volume. Loan volume has been strong as a result of these products. Total COFI loans have continued to decline during this quarter as borrowers move to other indexes which have lower rates.

Construction loans decreased to $25.3 million at the end of this quarter from $32.4 million at year-end. Due to risks associated with construction loans they generally have higher yields than other real estate loans. General economic conditions greatly influence the demand for construction loans and the Bank has continued to experience less demand during this quarter.

SBA loans, which generally are secured by real estate, are classified as commercial loans. Commercial loans totaled $198.8 million at September 30, 2003 compared to $173.3 million at December 31, 2002. SBA loans continue to be a popular loan product; however, the rate of growth has declined as borrowers move to more fixed rate or indexes which are less volatile than prime rate.

Economic conditions and competition have impacted the mix of loans. Refinancing of COFI loans due to the higher floor rate than current rates has reduced loan yield. The Bank is currently offering loan products tied to prime rate, US Treasury rates or LIBOR which have lower interest rates but reprice at a faster rate than COFI loans. Construction loans generally decline when economic conditions worsen. The Bank continues to experience strong competition for loans, which has resulted in lower loan pricing in the market place, which impacts the Bank's offering rates on new loans and negatively impacts the Bank's net interest margin.

    Non-Accrual Loan Balances

Loans, which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of September 30, 2003 the Bank had $469,000 in non-accrual loans compared to $3.0 million at December 31, 2002. When a non-accrual loan pays off or is reinstated to accrual status the interest income is reinstated to income which has a positive effect on loan yields. At September 30, 2003 non-accrual loans and loans past due 90 days or more equaled 0.07% of total loans. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group. See Allowance for Loan Losses for additional information.

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

The Bank also has a borrowing line with the Federal Home Loan Bank
(FHLB) which has been used, as a source of liquidity. The borrowing rates are below rates offered on certificates of deposits and the Bank has increased the use of this line as a way to reduce its cost of funds. As of September 30, 2003 the Bank had borrowed $79.2 million from the FHLB. The cost of FHLB loans is approximately 100 basis points below current offering rates on deposits of similar term.

Interest expense decreased to $3,423,000 in the third quarter of 2003 from $4,224,000 in the third quarter of 2002. The major factor was the decrease in the average cost of interest bearing liabilities which declined to 2.12% from 3.10% when comparing the third quarter of this year to the third quarter of last year. In addition, the increase in the funds borrowed from the FHLB to fund loan growth at an average rate of 1.47% had a positive impact rather than attracting new deposits at market rates.

The following is an analysis of the net interest margin:


(dollars in thousands)

                                Three months ended             Three months ended
                                September 30, 2003             September 30, 2002
                               Average                     Average
                               Balance  Interest  Yield    Balance  Interest  Yield
Earning assets(1)             $745,590   $11,392  6.06%   $632,229   $10,562  6.63%
Interest bearing liabilities   641,090     3,423  2.12%    541,307     4,224  3.10%
Net interest income                       $7,969                      $6,338
                                          ======                      ======
Net Interest income
 to earning assets                                4.24%                       3.98%
                                                  ====                        ====
(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

(dollars in thousands)
                                    Nine months ended         Nine months ended
                                   September 30, 2003         September 30, 2002
                               Balance  Interest  Yield    Balance  Interest  Yield
Earning assets (1)            $706,112   $33,069  6.26%   $584,936   $30,473   6.97%
Interest bearing liabilities   608,044    10,612  2.33%    492,183    11,707   3.18%
Net interest income                      $22,457                     $18,766
                                         =======                     =======
Net Interest income
 to earning assets                                4.24%                        4.29%
                                                  ====                         ====

(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.



The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 2003 and 2002. Changes not solely attributable to rate or volume have been allocated to rate.

(dollars in thousands)
                                            For the three months
                                          ended September 30, 2003
                                          over September 30, 2002
                                         Volume    Yield/Rate    Total
Increase (decrease) in interest income:
  Portfolio loans                        $7,599      ($6,722)     $877
   Other earning assets                     174         (221)      (47)
                                         ------       ------    ------
Total increase (decrease)                 7,773       (6,943)      830
Increase (decrease) in interest expense
  Interest-bearing transaction accounts     289         (510)     (221)
  Time deposits                           1,371       (2,033)     (662)
  Other borrowings                        1,007         (925)       82
                                         ------       ------    ------
Total increase (decrease)                 2,667       (3,468)     (801)
                                         ------       ------    ------
Increase (decrease) in
 net interest income                     $5,106      ($3,475)   $1,631
                                         ======       ======    ======



(dollars in thousands)
                                               For the nine months
                                             ended September 30, 2003
                                             over September 30, 2002
                                         Volume    Yield/Rate    Total
Increase (decrease) in interest income:
  Portfolio loans                        $8,327       $5,638)   $2,689
  Other earning assets                      197         (290)      (93)
                                         ------       ------    ------
Total increase (decrease)                 8,524       (5,928)    2,596
                                         ------       ------    ------
Increase (decrease) in interest expense
  Interest-bearing transaction accounts     133         (710)     (577)
  Time deposits                           2,416       (3,253)     (837)
  Other borrowings                        1,151         (832)      319
                                         ------       ------    ------
Total increase (decrease)                 3,700       (4,795)   (1,095)
                                         ------       ------    ------
Increase (decrease) in
 net interest income                     $4,824      ($1,133)   $3,691
                                         ======       ======    ======

Provision for Loan Losses

The provision for loan losses equaled $150,000 for the three months ended September 30, 2003 and $750,000 for the nine months ended September 30, 2003 compared to $240,000 and $540,000 for the same periods in 2002. The provision is intended to maintain the Allowance for Loan Losses given the overall growth in loans and the level of non-accrual loans. For further discussion see Allowance for Loan Losses

Other Income

Other income is derived primarily from service charges, SBA loan sales, SBA loan servicing and sales of other real estate owned. Other income increased to $758,000 from $675,000 when comparing the third quarter of 2003 to the same period last year. Other income equaled $2,177,000 for the nine months ended September 30, 2003 compared to $1,725,000 for the comparable period last year.

     Service Charges

Service charges on deposit accounts equaled $138,000 in the third quarter of 2003 compared to $131,000 for the same period last year and $447,000 for the nine months ended September 30, 2003 compared to $390,000 for the nine months ended September 30, 2002. The increase relates to charges on analysis customers. The earnings credit rate has remained at a low level due to the declining interest rate environment. Analysis customers earn less on their average balance to cover the cost of services provided to them. If the earnings credits do not cover the cost of services customers are charged a service fee. In addition, the Bank has added more businesses to the analysis program. The Bank also receives fees for safe deposit, visa, and other services.

     SBA Loan Sales and Loan Participations

In the third quarter of this year, the Bank sold the guaranteed portion of SBA loans totaling $3.5 million. The SBA loan sales resulted in $352,000 in gains on sale of SBA loans. During the third quarter of last year, the Bank sold the guaranteed portion of SBA loans totaling $4.7 million and recognized gains on those sales of $328,000. The Bank has sold $14,621,000 in guaranteed portion of SBA loans during the nine months ended September 30, 2003 compared to $11,466,000 for the same period last year recognizing gains on those sales of $1,052,000 in 2003 and $791 in 2002.

The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The premiums on loan sales in the third quarter remained at higher levels over those received in earlier during 2002. The average premium on sales in the third quarter of 2003 equaled 10.2%, compared to 7.0% in the third quarter of 2002. Premiums are market driven based upon factors such as rate of prepayment of SBA loans experienced throughout the country. There is no guarantee that premiums will continue at the current level. The Bank did not participate commercial real estate loans to other California financial institutions during the third quarter of 2003. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to participate loans.

     SBA Loan Servicing

SBA servicing fees totaled $98,000 during the third quarter of 2003, compared to fees of $73,000 recorded in the third quarter of last year. The income varies depending on the fee income calculated based upon the payments received during the period and the size of the portfolio serviced. The serviced portfolio equaled $47.5 million at September 30, 2003 compared to $37.8 million at September 30, 2002.

     Sales of Other Real Estate Owned

There were no sales of OREO during the third quarter of 2003. During the third quarter of 2002, the Bank foreclosed on real estate located in Phoenix, Arizona which secured an SBA loan. This property was purchased by the Bank at the foreclosure sale amount of $110,000 and a small charge off was taken at the time of foreclosure. In the fourth quarter of last year this property was sold with a gain to the Bank of $36,000.

Non-Interest Expenses

The Bank's non-interest expenses increased to $3,612,000 for the third quarter of this year and $10,282,000 for the year-to-date compared to $2,974,000 and $8,358,000 for the same period last year. This increase was anticipated since the Bank has continued to grow at a rapid rate.

     Salaries and Employee Benefits

The Bank's largest expense category is salaries and benefits which increased 25.3% to $2,289,000 up from $1,827,000 for the third quarter of 2002. The Bank's full time equivalent (FTE) staff level has increased to 129 in September 2003 from 113 in September 30, 2002. The Bank hired a Senior Vice President in charge of Audit and Risk Management, a new administrator in charge of the Branch system and several new loan support employees to manage the high loan volume. Incentive payments continue at a high level since they are based on growth in the loan portfolio. The Bank continues to experience increases in worker compensation insurance costs which increased 48% when comparing the third quarter of this year to the same period last year. Health insurance costs are also expected to continue to increase due the condition of the health care industry. Personnel costs are also affected by annual salary and promotional increases within the existing staff.

     Occupancy and Equipment

Occupancy expenses increased 11.4%, in the third quarter in the amount of $520,000, mainly due to the new branch located in Sonoma, the new loan office in San Rafael and rent increases on existing facilities. Occupancy costs are expected to increase with additional expansion of the Branch network and the relocation of the Bank's loan department and administrative offices to a larger facility in Santa Rosa. Equipment costs increased 40.5% to $208,000 from $148,000 for the third quarter last year. Recently the Bank upgraded the mainframe computer and replaced the proof machine which positions the Bank for future expansion. It is expected that equipment costs will continue to increase as the Bank grows.

     Deposit and Other Insurance

Deposit and other insurance of $93,000 increased in the third quarter from $84,000 for the same period of last year. The increase results from growth of the Bank, which determines the regulatory assessments. There is no assurance that regulatory assessments will continue at the current low level. The cost of other insurance is included in this category. It is expected that the cost of other insurance will increase in 2004 when a three year policy Banker Bond expires and is replaced at market rates.

     Professional Services

Professional fees decreased to $62,000 for the third quarter of 2003 down from $110,000 for the same period last year. The majority of the decrease results from reimbursements of legal costs (that the Bank had previously expensed) on problem loans from the SBA and the borrower. Legal expenses vary depending upon the level of problem loans. (See discussion on Allowance for Loan Losses). There has been an increase in legal and accounting costs as a result of SEC reporting and the new regulations due to the Sarbanes Oxley Act. It is expected that these costs will continue to increase. Other professional services vary depending upon the scheduling of other contracted services such as loan reviews, tax services, and other consulting services. The Bank has increased the use of consultants to assist in special projects where additional expertise or resources are needed. It is expected that this trend will continue.

     Advertising and Business Development

Advertising and business development costs, which vary depending on the timing of loan and deposit promotions, increased to $155,000 from $108,000 for the third quarter of 2002.

     Outside Customer Services

Outside customer services declined 2.2% to $89,000 when comparing this quarter to second quarter of 2002. The Bank pays for certain direct costs (i.e. payroll services, escrow fees, etc.) which are expensed. These costs are based upon the depositor using the analysis system. The analysis customer receives earnings credits based upon their deposit account balances which can be used to offset these charges. The customer is charged a bank service fee if their earnings credits do not cover the costs. With the lower interest environment the earnings credit rate is low and as a result our customers are paying for more of the covered services directly rather than paying service charges.

     Shareholder and Director Expenses

Third quarter expenses for shareholder and director expenses equaled $100,000 compared to $89,000 in the previous third quarter. Included in this category are directors' fees for attending Board, Loan Committee, Asset Liability Committee (ALCO), Executive Committee, Audit Committee and Executive Compensation Committee meetings. It was expected that these expenses will increase due to the increased responsibilities of directors due to recent regulatory changes. The Bank has increased the frequency of ALCO and Audit Committee meetings. The cost of the Corporation's annual report, transfer agent fees and other costs of communicating with shareholders is included in this expense category.

     Other Expenses

Other expenses (including stationery and supplies, telephone, postage, loan expenses, dues and subscriptions and automobile costs) increased 28.3% to $304,000 in the third quarter from $237,000 in the third quarter of 2002. These costs increase with the overall growth of the Bank. The Bank continues to closely monitor operating expenses as part of the Bank's overall cost controls.

Total non-interest expenses for the SBA lending department for the third quarter of 2003 was approximately $557,000 ($371,000 in personnel costs, $71,000 in occupancy and equipment expenses, $40,000 in marketing/business development and $75,000 in other expenses) compared to $549,000 for the third quarter of 2002. The SBA department's loan portfolio includes $223.3 million of SBA section 7(a) loans and $247.9 of commercial real estate and other loans of which $47.5 million has been sold and is being serviced. The expenses of the SBA lending department are included in the totals for the Bank in corresponding expense categories.

Income Taxes

The effective tax rate was 39.2% for the third quarter of 2003 compared to 40.2% for the comparable quarter last year. The reduction in the effective tax rate results from projected tax savings associated with the favorable tax treatment of interest on loans in enterprise zones. The provision for the third quarter of 2003 was $1,945,000 versus $1,527,000 for the same period last year. The increase resulted from the increase in pre-tax income during the comparable quarters.

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

Cash and due from banks, federal funds sold and certificates of deposit totaled $91.7 million or 11.8% of total assets at September 30, 2003, compared to $87.7 million or 12.7% of total assets at December 31, 2002.
 The Bank sold $3.5 million in SBA loans during the third quarter of 2003 which increased the Bank's liquidity. The Bank's level of borrowings from the FHLB in the amount of $79,219 was relatively unchanged during the third quarter of 2003. Bank deposits increased $16.7 million during the third quarter of 2003 as a result of deposit promotions to fund the projected loan growth.

The Bank considers the unsold guaranteed portion of 7(a) SBA loans as a secondary source of liquidity. There is an established market for these loans and a sale can be completed within a few weeks. As of September 30, 2003, the Bank held $117.5 million in SBA guaranteed loans which could be sold for additional liquidity.

At September 30, 2003, the Bank had unused federal funds lines of credit totaling $14 million. The Bank also has a credit line with the Federal Home Loan Bank (FHLB) which is based upon the value of collateral (investments and loans). As of September 30, 2003 the Bank has collateral pledged which would allow the Bank to borrow up to $148.6 million. As of September 30, 2003, the Bank had borrowed $79.2 million which leaves $69.4 million available to borrow. The Bank could borrow an amount equal to 25% of our assets, assuming that collateral values would
support that level of borrowings.   Management believes this amount of
secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency. At September 30, 2003, the Corporation had non-interest and interest bearing cash balances of $402,000, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the third quarter of 2003 total deposits increased by $16.8 million to $631.8 million at September 30, 2003 as compared to deposits of $577.6 million at December 31, 2002 and $568.1 million at September 30, 2002.

Money market deposits totaling $141.2 million at September 30, 2003 have declined from $144.6 at December 31, 2002. This is a limited transaction account with a discretionary rate which is set by management. The rate offered on this account was unchanged during this quarter.. There is strong competition in our market area for these types of funds. The Bank's customers have their funds in this deposit product rather than locking into a specific maturity during this time of low interest rates. There has been some movement into other investments with signs of the stock market improving. These funds are also more volatile and fluctuate during various business cycles.

Certificates of deposits totaling $384.7 million at September 30, 2003 increased $32.6 million from $352.1 million as of September 30, 2002 and $352.1 million at December 31, 2002. The Bank offered time deposit promotions during this quarter which was successful in attracting new depositors.

As of September 30, 2003, non-interest-bearing deposits equaled $70.8 million compared to $50.6 million at December 31, 2002 and $54.7 million at September 30, 2002. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by large businesses.

The interest rate environment and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $668.1 million at September 30, 2003 compared to $586.5 million at December 31, 2002, increasing 13.9% over year-end and 17.3% over the September 30, 2002 balance of $569.6 million.

The following is an analysis of the loan portfolio.

Type of Loan
(in thousands)                            September 30,    December 31,
                                               2003            2002

  Commercial                                  $198,761         $173,325
  Real Estate Construction                      25,332           32,412
  Real Estate Other                            445,865          382,134
  Installment Loans to Individuals               6,280            6,445
                                              --------         --------
                                               676,238          594,316
  Deferred loan fees and discount                 (971)          (1,466)
  Allowance for loan losses                     (7,147)          (6,389)
                                              --------         --------
  TOTAL                                       $668,120         $586,461
                                              ========         ========

The SBA loan program continued to be a popular program with strong competition in our market area. At September 30, 2003, loans with SBA guarantees equaled $223.3 million, net of $47.5 million in SBA loans sold and being serviced by the Bank compared to $209.1 million, net of $46.3 million in SBA loans sold at September 30, 2002. The majority of the Bank's SBA loans are secured by real estate; however, these loans are reported as commercial loans. SBA loans have the same underwriting requirements, as the Bank' other loans. They are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the federal program could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans currently held by the Bank which could be sold in the secondary market increased to $117.5 million at September 30, 2003 from $94.8 million at September 30, 2002.

The Bank continues to emphasize commercial and real estate lending. At September 30, 2003, 29.4% of the loans held for investment were commercial loans and 69.7% were real estate and construction loans, compared to 29.2% and 69.7% respectively at December 31, 2002 and 28.9% and 69.9% at September 30, 2002. The Bank has continued to grow its commercial and commercial real estate portfolio through its reputation as an experienced business and real estate lender that facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan-to-value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand could potentially have an adverse impact on the loan portfolio, and on the financial condition of the Bank.

Construction loans decreased to $25.3 million at September 30, 2003 from $32.4 million at December 31, 2002 and $35.8 million at September 30, 2002 due to the reduced demand caused by general economic conditions. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. The construction lending business is subject, to among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.

The Bank offers residential mortgages on a limited basis. The Bank has a small portfolio of consumer loans, which equaled 0.9% of the total loan portfolio at September 30, 2003 and 1.1% of the total loan portfolio at December 31,2002.

Allowance for Loan Losses

The allowance for loan losses equaled $7,147,000 at September 30, 2003, compared to $6,389,000 at December 31, 2002 and $6,088,000 at September 30, 2002. At September 30, 2003 the allowance for loan losses equaled 1.3% of loans, net of the guaranteed portion of SBA loans. The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At September 30, 2003, there were three borrowers on non-accrual status totaling $469,000 of which $439,000 was collateralized by real estate and the SBA guaranteed $75,000. There were no loans that were past due 90 days or more and still accruing interest. At September 30, 2003, loans past due 30 to 89 days totaled $2,788,000 all of which were collateralized by real estate and $75,000 was guaranteed by the SBA. On December 31, 2002, the Bank had $3,035,000 in non-accrual loans, and no loans past due 90 or more days and still accruing interest. Loans past due 30 to 89 days totaled $6,358,000 at December 31, 2002.

During the third quarter of 2003 there were no loans charged off and $3,000 in loan recoveries. The Bank continues to have a low charge off experience compared to industry standards, but there can be no assurances that this will continue or that the Bank will not experience loan losses. The following is an analysis of the activity in the allowance for loan losses during the quarter and year-to-date.

(dollars in thousands)
                                 Quarter ended       Nine months ended
                              September 30, 2003    September 30, 2003

Balance - Beginning of period             $6,994                $6,390
Provision for loan losses                    150                   750
Charge offs                                    -                     -
Recoveries                                     3                     7
                                          ------                ------
Balance - End of period                   $7,147                $7,147
                                          ======                ======

Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At September 30, 2003, the Bank was considered "well capitalized." The total risk-based capital ratios were 11.8% for the Bank and 11.9% for the Corporation, as compared to 11.5% and 11.6% at December 31, 2002 and 11.2% and 11.3% at September 30, 2002.

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

Management expects that, in a declining rate environment, the Bank's net interest margin would tend to decline, and, in an increasing rate environment, the Banks net interest margin would tend to increase. On a monthly basis, management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in general interest rates of 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income and the value of the Bank's equity is calculated by discounting cash flows associated with the Banks assets and liabilities. The following table summarizes the simulated change in net interest income based on the next twelve months, given a change in general interest rates of 200 basis points up or 100 basis points down.

  Change in Interest          Estimated            Estimated Change in
  Rate in basis points    Net Interest Income      Net Interest Income

         +200                $35,276,000               $2,937,000
         +100                 33,766,000                1,427,000
Base Scenario                 32,339,000                      -0-
         -100                 31,536,000                 (803,000)

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

The following schedule represents interest rate sensitivity profile as of September 30, 2003 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.



Balance Sheet
(dollars in thousands)
                                             Over 3        Over    Non-rate
                                             months      1 year   Sensitive
                                 Through    through     through     or Over
                                3 months     1 year     5 years     5 years     Total
Assets
Fed funds sold
  & certificates of deposit      $72,228                                      $72,228
Investment securities                          $637                  $4,168     4,805
Loans (net of discounts)         245,028     46,605     $47,917     335,717   675,267
Non-interest-earning assets (net
 of allowance for loan losses)                                       24,699    24,699
                                --------   --------    --------    --------  --------
                                $317,256    $47,242     $47,917    $364,584  $776,999
                                ========   ========    ========    ========  ========
Liabilities &
 Shareholders' Equity
Time Deposits $100,000 and over  $50,540    $78,428     $35,661              $164,629
All other interest-bearing
 liabilities                     238,433    167,481      67,693      $1,953   475,560
Non-interest
 bearing liabilities                                                 70,807    70,807
Other Liabilities &
 Shareholders' Equity                                                66,003    66,003
                                --------   --------    --------    --------  --------
                                $288,973   $245,909    $103,354    $138,763  $776,999
                                ========   ========    ========    ========  ========
Interest Rate Sensitivity (1)    $28,283  ($198,667)   ($55,437)   $225,821
Cumulative Interest
 Rate Sensitivity                $28,283  ($170,384)  ($225,821)      $ -0-

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

Item 2.  Changes in Securities and Use of Proceeds

     On October 21, 2003, the Board of Directors of the Corporation approved a two for one stock split whereby holders of shares of Common Stock of the Corporation, as of the record date on December 1, 2003, shall receive two shares of Common Stock for each share of Common Stock held on the record date. The stock split will be effective by the filing of an amendment to the Corporation's Articles of Incorporation with California Secretary of State.

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

          (f) The Section 302 Certifications of the Chief Executive Officer and Chief Financial Officer are filed herewith collectively as Exhibit 31.

          (g) The Section 906 Certifications of the Chief Executive Officer and Chief Financial Officer are filed herewith as
       Exhibit 32.

     (10)(bb) Lease for Administrative Offices and the Loan Department at 3558 Round Barn Boulevard, Santa Rosa, California, dated October 14, 2003.

(b)    Reports on Form 8-K

       Form 8-K, filed on October 14, 2003, reporting, under Item 9, third quarter of 2003 financial results.

       Form 8-K, filed on October 23, 2003, reporting, under
       Item 5 (a) resignation of William P. Gallaher as a director and (b) approval by the Board of Directors of the Corporation of a two for one stock split in the Common Stock of the Corporation on October 21, 2003.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NORTHERN EMPIRE BANCSHARES


Date: November 05, 2003
-----------------------


/s/ Deborah A. Meekins                   /s/ Jane M. Baker
-----------------------                  ---------------------
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


Date:  November 4, 2003
Signature   /s/ Deborah A. Meekins
----------------------------------
Deborah A. Meekins, President and Chief
Executive Officer




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


Date:  November  4, 2003
Signature   /s/ Jane M. Baker
-----------------------------
Jane M. Baker, Chief Financial Officer








Exhibit 32
SECTION 906 CERTIFICATION



The undersigned each certify that:

     They are the duly appointed Chief Executive Officer and Chief Financial Officer, respectively, of Northern Empire Bancshares, a
California Corporation ("the Company"); and

     To their best knowledge and belief, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and to which the Certification is attached as Exhibit 99(i), fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Northern Empire Bancshares.



     Date:     November 4, 2003



     /s/ Deborah A. Meekins             /s/ Jane M. Baker
     ----------------------             ------------------
     Deborah A. Meekins                 Jane M. Baker
     President and Chief                Chief Financial Officer
     Executive Officer