Form 10-K
period 2003-12-31
NORTHERN EMPIRE BANCSHARES
filed 2004-03-05
CIK 746253

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                           FORM 10-K

     [X]  ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
            For the Fiscal Year Ended December 31, 2003

     [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the transition period from___________to__________

                  Commission File Number 2-91196(1)

                   NORTHERN EMPIRE BANCSHARES
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

           CALIFORNIA                             94-2830529
-------------------------------     -------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)

                            801 Fourth Street
                     Santa Rosa, California 95404
              ---------------------------------------
              (Address of principal executive offices)

(707) 579-2265
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Exchange Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes   X
No_____.
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  Yes   X    No ___
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $87,553,000 as of June 30, 2003. Shares held by directors and executive officers have been excluded in that such persons may be deemed to be "affiliates." Such determination of affiliate status is not necessarily a conclusive determination for other purposes.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 9,104,180 shares, as of February 15, 2004.

     DOCUMENTS INCORPORATED BY REFERENCE:
     Not Applicable.

(1) Registrant filed a registration statement, on Form S-1, under File Number 2-91196, and the Post Effective Amendment No. 8 to the registration statement was declared effective on November 23, 1988.




TABLE OF CONTENTS



               Part I
                                                                   Page
Item 1.   Business                                                    4

Item 2.   Properties                                                 14

Item 3.   Legal Proceedings                                          14

Item 4.   Submission of Matters to a Vote of Security Holders        14

               Part II

Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters                                       15

Item 6.   Selected Financial Data                                    18

Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operation                        19

Item 7A.  Quantitative and Qualitative Disclosures about
           Market Risk                                               45

Item 8.   Financial Statements and Supplementary Data                47

Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                       48

Item 9 A. Controls and Procedures                                    48

               Part III

Item 10.  Directors and Executive Officers of the Registrant         49

Item 11.  Executive Compensation                                     50

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management                                                52

Item 13.  Certain Relationships and Related Transactions             53

Item 14.  Principal Accounting Fees and Services                     54

               Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                               55

PART 1


Forward-Looking Statements

The discussion of certain matters in this report may constitute "forward-looking statements" as defined in section 27A of the Securities Act of 1933, and section 21E of the Securities Exchange Act of 1934, which includes statements such as projections, plans and objectives and assumptions about the future, and such forward looking statements are subject to the safe harbor created by these sections. Although the Corporation and the Bank have based their plans and projections on certain assumptions, there can be no assurances that such assumptions will be correct, or that their plans and projections can be achieved. Many factors, risks and uncertainties could cause the actual results, amounts or events to differ materially from those the Corporation and the Bank expect to achieve or occur. Such factors, risks and uncertainties include, but are not limited to the following:

               Changes in the market interest rates and volatility of rate sensitive loans and deposits. Changes in interest rates impact the demand for new loans, the rates received on loans and securities and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have an adverse effect on the business, financial condition and results of operations of the Corporation and the Bank.
               Competitive pressures in the banking industry. The banking business is highly competitive, and competition among financial institutions for all types of financial products and services is expected to increase. The ability of the Bank to compete in the future will depend on the nature and level of future competition.
               Changes in the legislative and regulatory environment.
       Banks and bank holding companies are subject to extensive supervision and regulation. The banking business is also affected by the monetary and fiscal policies of the United States government and the Federal Reserve Board. The future regulatory environment may significantly affect the Bank's business.
               Declines in the national or regional economy. A worsening of economic conditions could reduce the demand for loans, cause credit quality deterioration and/or result in a decline in the value of real estate collateral securing a substantial portion of the Bank's loans. Any of these factors could have an adverse impact on the Bank's financial condition.
               Changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission (SEC) or other standard-setting bodies. Such changes could affect the manner in which the Corporation and the Bank are required to account for and report income, expenses, reserves, or a merger or acquisition, if any and could materially affect the Corporation's business and financial statements
               Changes in the U.S. Small Business Administration (SBA) program. The Bank makes a significant portion of its commercial loans through the U.S. Small Business Administration program, which guarantees a portion of such loans, and the Bank generates income through the sale of such loans. Changes in the Small Business Administration program could have an adverse effect on the Bank's business, such changes are a possibility because of current budget constraints at the SBA.
               Changes in Federal Home Loan Bank (FHLB) borrowing policies. The Bank relies upon the FHLB for a large portion of the funding which is collateralized by loan assets. Based upon the current policies of the FHLB we believe the advances are renewable.
        Changes in the requirements of the FHLB could materially affect the Bank's business and financial statements.
               Investors are cautioned to consider these and other risks and uncertainties. The Corporation specifically disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements in this report to reflect future events or developments.

ITEM 1.     Business

     Available Information

The Corporation electronically files the following reports with the SEC:
Form 10-K (annual report), Form 10-Q (quarterly report, and Form 8-K (current report). The Corporation may also file additional reports and/or forms with the SEC. The SEC maintains an internet website, WWW.sec.gov., at which all electronic filings can be accessed. Information regarding the Corporation and the Bank may be found at the Bank's website, www.snbank.com. A direct link to Northern Empire Bancshares' reports filed with the SEC is located under "Investor Info" section on the website.
Paper copies of the reports filed with the SEC may also be obtained by contacting Jane M. Baker at the Corporation at 801 Fourth Street, Santa Rosa, California or by telephone (707) 579-2265.

     History and General

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

The Bank was organized as a national banking association on March 27, 1984 and commenced operations on January 25, 1985. It currently has the following seven banking offices operating in Sonoma County, California:

          1. Main Office located at 801 Fourth Street, in the central business district of Santa Rosa, California,
          2. Oakmont Branch located in the Oakmont area of Santa Rosa, approximately 5 miles east of the main office,
          3.   West College Branch office in west Santa Rosa,
          4. Windsor Branch located in Windsor, approximately 5 miles north of the main office,
          5. Sebastopol Branch office located in Sebastopol, approximately 5 miles west of the main office,
          6. Petaluma Branch located in Petaluma, approximately 15 miles south of the main office, and
          7. Sonoma Branch located in Sonoma, approximately 20 miles east of the main office.

The Bank will be opening its first branch outside of Sonoma County in San Rafael, California this summer, approximately 45 miles south of Santa Rosa.

The Bank also has loan production offices in the following locations:

          1.   Santa Rosa Loan Center located at 815 Fifth Street, in the central business district of Santa Rosa, California,
          2.   Sacramento Office located at 1851 Heritage Lane, Suite 128,
                Sacramento, California,
          3. San Rafael Office located at 901 Tamalpais Avenue, Suite 200, San Rafael, California,
          4. Walnut Creek Office located at 2910 Camino Diablo, Suite 215C, Walnut Creek, California, and
          5. Phoenix Office located in the Biltmore Financial Center at 2398 East Camelback Road, Suite 615, Phoenix, Arizona.

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

Within the Loan Department are groups of lenders which specialize in commercial, construction and SBA lending. SBA loans are funded by the Bank and then the Bank may, at its option, sell the portion of the loan guaranteed by the SBA (generally 75% to 85% of the total loan amount, depending on the purpose and term of the loan). When a SBA loan is sold, the Bank retains the unguaranteed portion of that loan and the right to service the loan. Income from loan sales is recorded in non-interest income. The SBA program is subject to budgetary restrictions and other revisions by the government which could have a negative impact on the Bank's profit. See, "Management's Discussion and Analysis of Financial Condition and results of Operation, Non-Interest Income." The Bank is designated as a "Preferred Lender" by the SBA. This means that it may fund a loan without credit review and underwriting performed by the SBA.

     Market Area

The Bank's primary market area and source of most of its loan business is Sonoma County and the greater Bay Area in California and Arizona. The Bank has expanded its lending territory for construction loans, commercial real estate loans and loans made under the programs of the SBA. The Bank has loan production facilities in Phoenix, Arizona and San Rafael, Sacramento, and Walnut Creek, California. The primary market area for deposit business is Sonoma County.

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

Savings and loans, credit unions and money market funds have provided significant competition for banks with respect to deposits. Other entities, both governmental and private, seeking to raise capital through the issuance and sale of debt or equity securities, also provide competition for the Bank in the acquisition of deposits. The trend of federal and state legislation has significantly increased competition between banks and other financial institutions for both loans and deposits and is expected to continue to do so in the future. In particular, the Gramm-Leach-Bliley Act enacted in 1999 authorizes affiliations among banks, insurance companies and securities firms and is expected to significantly increase competition among financial institutions with respect to all types of financial products and services.

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

At present, there are approximately 122 banking offices and offices of savings and loan associations in the Sonoma County market area and a substantially greater number of such offices in the greater Bay Area, including offices of major chain banks, of smaller independent banks and savings and loan associations. The Bank attempts to compete by offering personalized and specialized services to its customers. In the Sonoma County market area, the Bank's promotional activities emphasize the advantages of doing business with a locally owned, independent institution attuned to the particular needs of the community.

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

Employees

At December 31, 2003 the Bank had 131 full-time and 29 part-time employees.

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

The Corporation

The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956 and is subject to supervision by the Board of Governors of the Federal Reserve System ("Board"). As a bank holding company, the Corporation must obtain the approval of the Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Corporation would own or control more than 5% of the voting shares of such bank. Prior approval of the Board is also required for the merger or consolidation of the Corporation and another bank holding company. Effective April 27, 2000, the Corporation made an election to become a "financial holding company" pursuant to the Gramm-Leach-Bliley Act. See "Financial Services Modernization," below.

The Board has the authority to examine the Corporation and the Bank periodically. The Board has a policy for risk-focused supervision of small bank holding companies that do not engage in significant non-banking activities. The focus of examinations under the policy is on whether the Corporation has in place systems to manage the risks it takes on in its business. In analyzing risk, the Board looks at the financial condition of the Corporation and the Bank, management, compliance with laws and regulations, inter-company transactions and any new or contemplated activities.

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

The Corporation is subject to the periodic reporting requirements of the Securities Exchange Act of 1934 ("Exchange Act"), and it files annual, quarterly and current reports with the Securities and Exchange Commission. At this time the Corporation's common shares are not registered under the Exchange Act, and it is therefore not subject to the proxy and tender offer rules or the director, executive officer and principal shareholder reporting requirements of the Exchange Act.

(a) Sarbanes-Oxley Act of 2002. President Bush signed the Sarbanes-Oxley Act of 2002 into law on July 30, 2002. This new legislation establishes a comprehensive framework that affects the corporate governance and reporting requirements of companies that file reports with the Securities and Exchange Commission and provides accounting oversight of the accounting firms that audit them. Among other things, the Sarbanes-Oxley Act limits the scope of consulting services that auditors can offer their reporting company audit clients;

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

(c) Financial Services Modernization. Major financial services modernization legislation was enacted in 1999, known as the Gramm-Leach-Bliley Act ("1999 Act"). This legislation removed barriers that theretofore separated banks, securities firms and other types of financial institutions. Effective March 11, 2000, the 1999 Act established a new type of holding company, a "financial holding company," that may engage in "financial activities" not permitted to bank holding companies and that have the authority to affiliate with companies engaged in such activities. "Financial activities" are to be determined by the Board in coordination with the Secretary of the Treasury, and may include activities that are financial in nature, incidental to an activity that is financial in nature, or complimentary to a financial activity and that do not pose a safety and soundness risk. The 1999 Act enumerates activities considered financial in nature (in addition to those already permitted to bank holding companies), including underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker; providing investment or financial advice; underwriting, dealing in or making markets in securities; and merchant banking (subject to certain limitations).

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

The Bank

As a national banking association, the Bank is subject to the National Bank Act and to supervision, regulation and regular examination by the Comptroller of the Currency ("Comptroller"). It is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and regulations issued pursuant thereto. The deposits of the Bank are insured up to the maximum legal limits by the Bank Insurance Fund ("BIF"), which is managed by the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is therefore subject to applicable provisions of the Federal Deposit Insurance Act and regulations of the FDIC. The Bank is also subject to applicable provisions of California law, insofar as they do not conflict with or are not pre-empted by Federal law. The statutes and regulations administered by these agencies govern most aspects of the Bank's business, including required reserves against deposits, loans, investments, dividends, deposit insurance premiums mergers and acquisitions, the establishment of new branches and other banking facilities, disclosure obligations to depositors and borrower and customer privacy.

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

The Federal banking regulatory agencies have substantial enforcement powers over the depository institutions that they regulate. Civil and criminal penalties may be imposed on such institutions and persons associated with those institutions for violations of any law or regulation. The penalties can be up to $ 5,000 per day that a violation continues when the violation is unintentional, or up to $1 million per day that a violation continues when the violation is willful. The amount of the penalty also depends on whether the violation is part of a pattern or causes a loss to the financial institution. Enforcement powers also include the power to enjoin "unsafe or unsound practices," the issuance of a cease-and-desist order that can be judicially enforced, the issuance of directives to increase capital and the issuance of formal and informal agreements.

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


                                  Total            Tier 1
Ratio Category                   Risk-Based      Risk-Based   Leverage
--------------                  ------------    -----------   -----------
Well Capitalized*               10% or above    6% or above   5% or above
Adequately Capitalized           8% or above    4% or above   4% or above**
Undercapitalized                 Less than 8%   Less than 4%  Less than 4%
Significantly Undercapitalized   Less than 6%   Less than 3%  Less than 3%
Critically Undercapitalized           -              -        2% or less

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

Based on its capital position at December 31, 2003, the Bank is considered well capitalized.

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

(d) Risk-Based Deposit Insurance Assessments. In addition, FDICIA requires the FDIC to develop and implement a system to account for risks attributable to different categories and concentrations of assets and liabilities in assessing deposit insurance premiums. Under this system, each bank's deposit insurance premium assessment is calculated based on a risk-based assessment program and the FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

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

The capital totals of the Corporation and the Bank, as of December 31, 2003, exceeded the amounts of capital required under the regulatory guidelines to be well capitalized as shown in Footnote 13 of the Financial Statements, entitled Regulatory Capital Requirements, Item 8.

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

Public Interest Laws, Consumer and Lending Laws

In addition to the other laws and regulations discussed herein, the Bank is subject to numerous consumer and public interest laws and regulations that are designed to protect customers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Community Reinvestment Act, Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Bank Secrecy Act, the Right to Financial Privacy Act and the Americans with Disabilities Act.

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

New and Pending Legislation

Certain legislative and regulatory proposals that could affect the Corporation, the Bank and the banking business in general are pending or have been introduced, before the United States Congress, the California State Legislature, and Federal, state and local government agencies. Such legislative and regulatory proposals include proposals regarding expansion of consumer protection, privacy and disclosure requirements, increases in the premiums for deposit insurance, restructuring of the bank regulatory agencies, and expansion of the powers of other financial institutions that compete with banks, among others.

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


ITEM 2.     Properties

The Corporation and the Bank share common quarters at 801 Fourth Street, in the central business district of Santa Rosa. The Bank leases a total of approximately 9,335 square feet of ground floor and second floor office space at that location.

The SBA and Commercial Lending and Loan Administration offices are located less than a block away from the main office at 815 Fifth Street, Santa Rosa. The Bank leases 8,047 square feet from Mr. James Ratto, a major shareholder of the Corporation. The Bank has entered into a new lease for approximately 17,000 square feet located at 3558 Round Barn Boulevard, Santa Rosa. Upon the completion of the contracted leasehold improvements, the Bank will relocate the majority of its' lending staff and executive management and abandon the Fifth Street location when the lease term expires in August 2004.

The Bank's data processing, client services and personnel departments are located at 1650 Northpoint Parkway, Santa Rosa. The Bank currently occupies 7,122 square feet and will be adding 5,000 square feet adjacent to the current space in the second quarter of 2004 to provide for projected growth in staff in the operations areas of the Bank.

The Corporation leases facilities for its seven branch offices (both stand alone offices and supermarket branches) in Sonoma County under various leases which expire under various dates, including options to renew through the year 2022. In January 2004 the Bank leased space for a new branch in Marin County which is schedule to open this summer upon completion of leasehold improvements.

The Bank also leases other properties for its loan production offices in California and Arizona.

Management believes that the Bank has outgrown its current facilities and has taken the actions noted above to expand the premises to accommodate projected growth in specific areas of the Bank. Additional facilities may be needed as and when the Bank continues to grow.

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

There were no matters submitted to a vote of shareholders during the fourth quarter of 2003.

     Part II

ITEM 5.     Market for Registrant's Common Equity and Related Stockholder
             Matters

On December 31, 2003, the Corporation had 9,039,450 shares of common stock outstanding, held by approximately 274 shareholders of record.

At December 31, 2003, the directors and executive officers of the Corporation and the Bank held 1,524,818 shares, or 14.0% of the outstanding shares. These shares do not include shares that may be acquired upon the exercise of outstanding stock options. See "Item 12, Security Ownership of Certain Beneficial Owners and Management," herein. Under SEC rules, the directors and officers are restricted in the amount of securities they may sell without registration under the Securities Act of 1933, as amended. In general, directors and officers each may offer up to 90,394 shares in any three month period without such registration.

As of December 31, 2003, the directors, officers and staff have the right to acquire 2,213,202 additional shares upon the exercise of options granted pursuant to the Corporation's Stock Option Plans. Should several directors and officers choose to exercise options and sell their shares on the market, such that a large number of shares are offered at one time, the price of the common stock could be adversely affected.

The Corporation's common stock is not listed on any securities exchange or on the National Association of Securities Dealers Automated Quotations (NASDAQ) System. The firms SmithBarney and Brookstreet Securities, located in Santa Rosa, and Hoefer & Arnett and First Security Van Kasper, located
in San Francisco, are presently making a market in the stock.   The
Corporation's trading symbol is NREB.

The following chart shows the high and low bid quotations and the volume of transactions in the Corporation's stock for the periods indicated. The price and volume information se forth below does not reflect privately-negotiated transactions. The trading volume was obtained from the OTC bulletin board web site. The prices were obtained from the business section of the Press Democrat (the local newspaper in Santa Rosa, California). The bid prices and numbers of shares in this table have been adjusted for the impact of the stock dividends issued during 2003 and 2002 and the two for one stock split in December 2003.








     Bid Quotations for the Corporation's Common Stock
                                            Approximate
Quarter Ended           High      Low      Trading Volume
-------------           ----       --      --------------
March 31, 2002         $11.93   $10.23         202,003
June 30, 2002           13.93    12.45         437,945
September 30, 2002      13.40    12.38         220,456
December 31, 2002       12.88    12.17         197,171
March 31, 2003          13.33    11.93         257,706
June 30, 2003           12.86    11.93         233,287
September 30, 2003      14.05    11.70         707,092
December 31, 2003       18.50    14.00         463,449


Due to the lack of any significant trading and no established public market, the prices indicated above should not be considered an indication of the market value of the shares. There is no assurance that any significant trading market for the shares will develop in the future and there are no assurances as to the price at which shares may be traded in the future. The bid and asked prices of the Corporation's common stock were $17.30 and $17.70, respectively, on December 31, 2003.

Dividends and Stock Split

On October 21, 2003, the Corporation declared a two for one stock split to shareholders of record on December 1, 2003. On April 1, 2003, the
Corporation declared a 5% stock dividend to shareholders of record on May 9, 2003. On March 26, 2002, the Corporation declared a 5% stock dividend to shareholders of record on April 30, 2002.

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

The approval of the Comptroller is required if the total of all dividends declared by a bank in any calendar year will exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock which may be outstanding. Moreover, the Comptroller may prohibit the payment of dividends which would constitute an unsafe and unsound banking practice. As of December 31, 2003, $28,766,000 of retained earnings of the Bank was available for the payment of dividends to the parent company under this requirement.

Securities Authorized for Issuance Under Equity Compensation Plans

The Corporation's 1997 Stock Option Plan ("1997 Plan") was approved by the Corporation's shareholders at the May 19, 1998 annual shareholders' meeting. The 1997 Plan was adopted by the Board of Directors to replace the Corporation's earlier stock option plan (the "1984 Plan") which was approved by the Corporation's shareholders on June 4, 1995 and expired by its terms on February 26, 1994. Options to purchase shares are still outstanding under the 1984 Plan, and these options will remain outstanding until they are exercised or expire. However, no new options may be granted under the 1984 Plan. Other than options outstanding under its stock option plans, the Corporation does not have any outstanding rights or warrants to purchase shares of its common stock.

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

The following table shows the number of shares that may be issued upon the exercise of options outstanding as of December 31, 2003, the weighted average exercise price of such options and the number of shares remaining for option grants under the 1997 Plan. The numbers of shares and the exercise prices have been adjusted, pursuant to the terms of the 1997 Plan, for stock dividends and the 2003 two-for-one stock split.

Equity Compensation Plan Information

                                                                             Number of securities
                                                                             remaining available for
                               Number of securities to  Weighted-average     future issuance under
                               be issued upon exercise  exercise price of    equity compensation plans
                               of outstanding options,  outstanding options, (excluding securities
                               warrants and rights      warrants and rights  reflected in column (a)
                               -----------------------  -------------------  -------------------------
Equity compensation plans
 approved by security holders      2,213,202                 $6.57                  492,262

Equity compensation plans not
 approved by security holders              0                     0                        0
                                   ---------                 -----                  -------
Total                              2,213,202                 $6.57                  492,262
                                   =========                 =====                  =======


ITEM 6.     Selected Financial Data


 (Dollars in thousands)                           2003        2002        2001        2000        1999
                                            ----------   ---------   ---------   ---------   ---------
   Year ended December 31:
Interest income                                $44,732     $41,456     $44,345     $39,894     $29,824
Interest expense                                13,924      15,841      20,803      19,495      12,836
Net interest income                             30,808      25,615      23,542      20,399      16,988
Provision for loan losses                          900         840         960         960         800
Non-interest income                              2,894       2,334       1,677       1,456       1,572
Non-interest expense                            14,165      11,678      10,521       9,530       8,428
Income before income taxes                      18,637      15,431      13,738      11,365       9,332
Provision for income taxes                       7,366       6,096       5,651       4,513       3,754
Net Income                                      11,271       9,335       8,087       6,852       5,578

Earnings per share:
  Basic*                                         $1.28       $1.07       $0.93       $0.79       $0.65
  Diluted*                                       $1.12       $0.94       $0.85       $0.76       $0.61

Per Share:
  Cash Dividends paid                            $0.00       $0.00       $0.00       $0.00       $0.00
  Book value at December 31*                     $7.47       $6.12       $5.31       $4.56       $3.89

Average common shares outstanding*           8,812,882   8,768,569   8,746,032   8,705,873   8,610,767
Average diluted common shares outstanding*  10,082,552   9,963,744   9,529,632   9,066,152   9,149,471
Shares outstanding at December 31 (Actual)   9,039,450   8,779,919   8,343,852   7,909,402   7,476,622

   At December 31:
Loans, net                                     733,857     586,461     466,529     432,446     357,225
Total assets                                   848,226     689,380     561,004     494,390     397,928
Total deposits                                 658,320     577,585     502,137     453,437     357,867
Borrowed funds                                 119,211      54,776      11,802       1,828       9,050
Shareholders' equity                            67,533      53,738      44,297      36,103      29,062


* Prior years have been adjusted for stock split and stock dividends issued.




Financial Ratios:              2003     2002      2001      2000      1999
-----------------              ----     ----      ----      ----      ----
For the year:
  Return on average assets    1.52%    1.50%     1.54%     1.54%     1.59%
  Return on average equity   18.80%   18.86%    19.83%    20.87%    21.62%
  Net interest margin         4.25%    4.23%     4.61%     4.71%     5.03%
  Net loan losses to
   average loans              0.00%    0.01%     0.01%     0.02%     0.01%
  Efficiency ratio (1)       42.03%   41.78%    41.72%    43.60%    45.41%

At December 31:
  Equity to assets            7.80%    7.80%     7.90%     7.30%     7.30%
  Total capital to risk
    adjusted assets          11.74%   11.56%    12.14%    10.69%    10.54%
  Nonperforming assets to
    total loans & OREO        0.17%    0.51%     0.45%     0.51%     0.52%
  Nonperforming assets to
    total assets              0.15%    0.44%     0.38%     0.46%     0.47%
  Allowance for loan losses
    to total loans            0.98%    1.07%     1.18%     1.06%     1.04%
  Allowance for loan losses to
    non-performing assets    572.9%   210.5%   260.48%   207.58%   200.58%

(1) Efficiency ratio is the percentage of noninterest expenses to the sum of net interest income plus noninterest income.



ITEM 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operation

Critical Accounting Policies

The Corporation and Bank's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Accounting policies are described in detail in
Note 1 of the Notes to Consolidated Financial Statements presented in Item
8. One policy, Allowance for Loan Losses, has been identified as being critical because it requires management to make difficult and subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts might be reported under different conditions or using different assumptions. This policy is reviewed by Loan Committee and approved by the Board of Directors.

The Allowance for Loan Losses represents management's estimate of probable losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is reviewed monthly and is based on allocations for each loan category (e.g. Real Estate, Commercial), an allocation for undisbursed commitments, plus an allocation for any outstanding loans which have been classified and are on the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition to the allocated component there is an unallocated component. The unallocated component incorporates management's judgment of the inherent risks in the portfolio based on: historical loan loss experience, loan concentrations, evaluations made by regulatory agencies and our outside accountants, and assessment of economic conditions The allocated and unallocated components represent the total allowance for loan losses that management believes is adequate to cover losses inherent in the loan portfolio.

Changes in the estimate related to the allowance for loan losses can materially affect net income. The process of determining the allowance requires us to make assumptions regarding the inherent losses which are highly uncertain, requires a high degree of judgment, and is impacted by regional, national and global economic trends. Different assumptions regarding possible future economic conditions could have been used and may have had a material impact on the provision for loan losses and on the consolidated results of operations.

Balance Sheet - Summary

The Corporation's sole subsidiary is the Bank, and its primary activities are the commercial banking activities engaged in through the Bank. The following discussion of financial condition as of December 31, 2003 and 2002 and results of operations for the years ended December 31, 2003, 2002 and 2001 focuses primarily on the Bank.

During 2003, total consolidated assets grew 23.0% to $848,226,000 at December 31, 2003. Total consolidated assets grew 22.9% during 2002 to $689,380,000 at December 31, 2002. The growth in 2003 results from strong loan demand during the year. See "Loan Portfolio."

Total deposits increased 14.0% to $658,320,000 when comparing December 31, 2003 to December 31, 2002. For the year ended December 31, 2002, total deposits increased 15.0% to $577,585,000. Deposits increased to fund the loan growth mentioned above. See "Deposits."

Federal Home Loan Bank Advance increased very substantially to $119,211,000 at December 31, 2003 from $54,776,000 at December 31, 2002. Advances increased to fund loan growth at a lower cost than term deposits. See "Mix of Deposits and Other Funding Sources" and "FHLB Advances."

Results of Operations - Summary

The Corporation's consolidated net income for the year ended December 31, 2003 was $11,271,000 as compared to $9,335,000 for the year ended December 31, 2002, an increase of 20.7%. The Corporation's consolidated net income for the year ended December 31, 2002, increased 15.4% over the year ended December 31, 2001.

Net interest income before provision for loan losses increased $5,193,000, or 20.3%, when comparing the year of 2003 to 2002. This increase results from the growth in the volume of loans on which the Bank earns a net interest margin and the lower cost of advances from FHLB versus term deposits. The interest margin for 2003 equaled 4.25% compared to 4.23% in 2002 and 4.61% in 2001. See, "Net Interest Income."

The provision for loan losses of $900,000 in 2003 compared to $840,000 in 2002. See, "Allowance for Loan Losses." Non-interest income increased $560,000 primarily due to higher premiums on SBA loan sales and an increase in loan referral fees. See, "Non-Interest Income." Operating expenses increased by $2,487,000 primarily because of rapid growth of the Bank. It was the first full year of operation of the Bank's new branch office in Sonoma, California and its new loan production office in San Rafael; both opened in the fourth quarter of 2002.

When comparing 2002 to 2001 the provision for loan losses was decreased to $840,000 in 2002 from $960,000 in 2001 and other income increased $657,000 to $2,334,000 in 2002 from $1,677,000 in 2001.  Operating expenses increased $1,157,000 during 2002 primarily due to increases in personnel costs, a new branch office and the move of central services to a new location.

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

For the year ended December 31, 2003, net interest income before the provision for loan losses totaled $30,808,000 as compared to $25,615,000 for the year ended December 31, 2002, representing an increase of 20.3%. The majority of this increase results from the net interest margin earned on growth in the loan portfolio, largely as a result of the increase in real estate loans. See, "Loan Portfolio." During 2002, net interest income before the provision for loan losses totaled $25,615,000 as compared to $23,542,000 in 2001 representing an increase of 8.8%. The majority of this increase resulted from the net interest margin earned on growth in the loan portfolio.

The Bank's net interest margin (expressed as a percentage, the yield on average interest earning assets less the rate paid on average interest bearing liabilities) moved to 4.25% in 2003 from 4.23% in 2002 and 4.61% in 2001. Several factors impact the Bank's net interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loans and earning assets, non-accrual loan balances and mix of deposits and other funding sources.

     Changes in Market Interest Rates

Changes in economic conditions, and the actions of the Federal Reserve Board to reduce the Fed Funds and Discount rates have a direct impact on the Bank's net interest margin since prime rate generally moves with Federal Reserve Board changes. During 2003 prime rate equaled 4.25% until June when it declined to 4.00% where it remains. During 2002 prime rate equaled 4.75% until November 7 when it declined to 4.25% (40 year lows). Prime rate has remained fairly stable during the last two years following 2001 when the Fed Funds and prime rates also declined 11 times moving to 4.75% at December 31, 2001 from 9.50% at December 31, 2000. The majority of SBA loans are tied to prime rate and reprice on a quarterly basis. Other loan indexes also declined; however, not as immediately as prime rate. The declines in market rates have a negative impact on the Bank's interest margin depending upon their repricing schedule and index. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The Bank is considered asset sensitive, meaning more assets are immediately adjustable than liabilities. The Bank's net interest margin tends to increase when interest rates increase and tends to decrease in a declining rate environment.

The full impact of rate changes on the Bank's earnings are not realized for several months, since not all loans or deposits reprice immediately. The majority of SBA loans are tied to the prime rate and reprice on a calendar quarter basis. The Bank has adjustable rate loans, mainly commercial real estate loans, which are tied to indexes which adjust at a slower pace, such as the Eleventh District Cost of Funds Index (COFI). The COFI index moved to 1.90% for December 2003 from 2.38% for December 2002 and 3.07% for December 2001. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise and benefits net interest margin as rates decline.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. The current low rates offered on deposits make them less attractive to depositors. The Bank has also experienced an increase in loan payoffs as borrowers have refinanced to other loans tied to indexes which bear lower rates than loans tied to the COFI index.

     Level of Loans Relative to Deposits

The net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans-to-deposits increased during 2003, when it averaged 107.5%, as compared to 99.6% in 2002 and 97.3% in 2001. An increase in the loan-to-deposit ratio generally results in an increase in net interest margin.

     Mix of Loan and Earning Assets

Changes in the mix of loans also impact the Bank's interest margin. The Bank grew average loans by $112.8 million in 2003 and $72.4 million in 2002. In both those years the majority of the growth in average loans occurred in commercial real estate loans. There were increases of $89.1 million and $55.2 million in average commercial real estate loans, respectively, which bear a lower average interest yield of 7.21% in 2003 and 8.03% in 2002. The majority of commercial real estate loan rates is tied to COFI and generally adjusts every six months. There is a significant lag in the repricing of these loans since first the COFI index needs to reflect the decline in the cost of funds in the 11th District before it is factored into the repricing rate on the COFI loans. In a declining rate environment, COFI based loans help interest margin; however, in an increasing rate environment they lag other indexes and have a negative impact on net interest margin.

Average commercial loans yields (the majority of these loans are SBA loans) for 2003 decreased 63 basis points from 2002. Most of these loans reprice to prime rate on a quarterly repricing schedule. This average decline results from the quarterly repricing of SBA loans to reflect the drop in prime rate to 4.00% in June 2003 from 4.25% since November 2002 and 4.75% from December 2001 to November 2002. Average construction loans declined by $12.0 million during 2003. The average yield was 8.50% during 2003 compared to 9.01% in 2002. These loans have short maturity dates (approximately one year). Economic conditions and rate competition for construction loans resulted in less volume in construction loans during 2003.

Interest income increased to $44.7 million in 2003 from $41.5 million in 2002 and $44.3 million in 2001. The increase in 2003 results from an increase in the average balance of loans outstanding during the year, with declining rates continuing to have a negative impact on interest yields.
In 2002 the decline in interest income is a direct result of the lower interest rate environment. Average loans increased to $648.7 million in 2003 from $535.9 million in 2002 and $463.5 million in 2001. The yield on loans equaled 6.74% in 2003, 7.52% in 2002 and 9.20% in 2001. The 78 basis point decline during 2003 resulted primarily from the impact of declining rates and the Bank's competitive loan pricing. The lag in repricing COFI loans continued to mitigate the impact of the declining market rates, with the majority of COFI loan yields at rate floors.

The economic conditions and competition have impacted the mix of loans. COFI loans were less attractive to borrowers when rates were rapidly declining since loan products tied to prime rate, U.S. Treasury rates or LIBOR had lower interest rates. As a result many COFI loans were refinanced resulting in higher loan prepayments. Construction loans generally decline when economic conditions worsen and the Bank has experienced less demand for constructions loans during 2003. The Bank continues to experience increased competition for loans, which has resulted in lower loan pricing.

Overall loan portfolio yields are affected by deferred loan fees and discounts on loans. These fees and discounts are amortized to income over the life, or estimated life, of the loan with which they are associated and serve to increase loan portfolio yields. Interest income on loans includes loan fee income of $1,346,000 for the year ended December 31, 2003, $1,537,000 for the year ended December 31, 2002, and $1,658,000 for the year ended December 31, 2001. This fee income increased yields on average loans by 18 basis points in 2003, as compared to 22 basis points in 2002. Deferred loan fees are a product of origination and commitment fees net of certain direct loan origination costs. The deferred fee amounts equaled $838,000 at December 31, 2003 and $1,464,000 at December 31, 2002. The
decline in fee income and the deferred fee balance in 2003 results from new loan pricing on some products which did not include charging fees ("par pricing") due to competition in the area. Deferred fees are netted against total loans in the balance sheet.

Discounts on the unguaranteed portion of SBA loans are recorded as an asset when the guaranteed portion of the SBA loan is sold. These discounts are amortized as an adjustment to the loan yields over the estimated life of the SBA loan. As of December 31, 2003, $1,414,000 was recorded as discounts compared to $933,000 at December 31, 2002. The increase results from loan sales during 2003 and the structure of the loans sales, which includes premium and servicing values. These discounts are netted against total loans in the balance sheet.

     Non-Accrual Loan Balances

Loans carried as non-accrual reduce the portfolio yield, since the balance of a non-accrual loan is maintained in the loan total but no interest is accrued. Non-accrual loans are included in the loan amounts in the average balance sheets below. Interest foregone on non-accrual loans equaled $154,000 during 2003 compared to $228,000 during 2002 and $143,000 during
2001 which had a negative impact on net interest margin. The allowance for loan losses has no direct effect on yield. For further discussion see "Allowance for Loan Losses."

     Mix of Deposits and Other Funding Sources

Interest expense decreased to $13.9 million compared to $15.8 million in 2002 and $20.8 million in 2001. This decline results from the current low interest rate environment. Interest bearing deposits increased $66.2 million during 2003; however, the average cost of interest paid on interest bearing deposits for the year ended December 31, 2003 was 2.34% versus 3.14% for the year ended December 31, 2002 and 4.88% for the year ended December 31, 2001. Deposit costs decreased 80 basis points during 2003 and 174 basis points during 2002.

The Bank's money market rate account, the Sonoma Investors Reserve Account remained competitive and average balances grew by $7.6 million during 2003. Balances held in Sonoma Investors Reserve accounts equaled $ 142.6 at December 31, 2003 moving from $144.6 million at December 31, 2002. Average balances for savings and money market accounts at the Bank were $145.7 million for 2003, $138.1 million for 2002 and $129.7 million for 2001. The rate offered on the Sonoma Investors Reserve account is repriced on a weekly basis. This rate is a discretionary rate which provides management with flexibility in controlling interest costs and reacting to changes in market rates. Due to the weekly repricing, changes in rates on the Sonoma Investors Reserve Account have a more immediate impact on the Bank's cost of funds than changes in offering rates on time certificates. The cost of funds on savings and money market accounts equaled 1.17% in 2003 compared to 1.75% in 2002 and 3.23% in 2001.

Time deposits reprice at a slower pace, since certificates of deposits usually do not reprice until their maturity dates, which generally range from six to twenty-four months. Time deposits have increased to $404.0 million at December 31, 2003 from $352.1 million at December 31, 2002. During both 2003 and 2002, the Bank ran several time deposit campaigns at rates slightly higher than its local competitors. These higher priced deposits were used to fund loan growth. The cost of time deposits averaged 2.94% in 2003 and 3.92% in 2002 compared to savings and money market rate accounts which averaged 1.17% in 2003 and 1.75% in 2002. Growth in time deposits which bear the highest cost, has a negative impact on the Bank's cost of funds and net interest margin.

Average non-interest bearing deposits were relatively unchanged at $56.7 million in 2003 compared to $57.6 million in 2002. Growth in non-interest bearing deposits has a positive impact on the interest margin.

The majority of the Bank's growth has been and continues to be funded by time certificates and money market accounts. The Bank has the ability to borrow from the Federal Home Loan Bank (FHLB) at a cost which is lower than market rates on deposits. Due to the restructuring of the FHLB, the Bank's borrowing capacity was significantly increased, and the Bank's borrowing limit is now a maximum of 25% of its total assets with acceptable collateral. During 2003, the Bank increased the funds borrowed to $119.2 million compared to $54.8 million at December 31, 2002. The borrowings during 2003 are generally for a term of one year and are at fixed or variable rates. The Bank has also borrowed from the FHLB to match fund longer term loans totaling $1.9 million. The Bank has used this line as a both a contingency source of funds and a source of funds for future loan growth. At December 31, 2003, the Bank had pledged loan collateral to the FHLB totaling $202.2 million which increased our borrowing capacity to $163.1 million and had borrowed $119.2 million against that line.
Borrowing costs with the FHLB are lower than the cost of attracting new deposits of similar duration. Therefore, expanding the Bank borrowings at the FHLB has had a positive impact on net interest margins.

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

                        AVERAGE BALANCE SHEET
                             Year Ended
                         December 31, 2003
(dollars in thousands)
                                     Average         Interest      Average
                                     Balance   Income/Expense   Yield/Rate
                                     -------   --------------   ----------
Certificates of deposit
 with other banks                       $546               $7         1.28%
Investments                            4,704              196         4.18%
Federal funds sold                    70,564              779         1.10%
Loans:
  Commercial (including SBA loans)   200,518           11,172         5.57%
  Installment loans to individuals     6,330              341         5.38%
  Real estate - Construction          28,135            2,392         8.50%
  Real estate - Other                413,667           29,845         7.21%
                                    --------          -------        -----
Total Loans                          648,650           43,750         6.74%
                                    --------          -------        -----
Total earning assets                 724,464           44,732         6.17%
                                                      -------
Non-earning assets:
  Allowance for loan losses           (6,894)
  Deferred Loan Fees & Discounts      (1,142)
  Cash and due from banks             15,789
  Other assets                        11,850
                                    --------
TOTAL ASSETS                        $744,067
                                    ========
Deposits:
  Demand - interest bearing          $27,377             $105         0.38%
  Savings & money market             145,717            1,699         1.17%
  Time certificates                  373,546           10,983         2.94%
                                    --------          -------        -----
Total interest bearing deposits      546,640           12,787         2.34%
Other Interest bearing liabilities    76,720            1,137         1.48%
                                    --------          -------        -----
Total Interest bearing deposits &
  liabilities                        623,360           13,924         2.23%
                                                      -------
Non-interest bearing liabilities:
  Non-interest bearing deposits       56,708
  Other liabilities                    4,051
  Shareholders' equity                59,948
                                    --------
TOTAL LIABILITIES
AND SHAREHOLDERS' EQUITY            $744,067
                                    ========
Net interest income                                   $30,808
                                                      =======

Net interest margin                                      4.25%
                                                      =======



                          AVERAGE BALANCE SHEET
                               Year Ended
                              December 31, 2002
(dollars in thousands)
                                     Average         Interest      Average
                                     Balance   Income/Expense   Yield/Rate
                                     -------   --------------   ----------
Certificates of deposit
  with other banks                      $849              $17         2.01%
Investments                            2,475               95         3.84%
Federal funds sold                    65,926            1,029         1.56%
Loans:
  Commercial (including SBA loans)   167,841           10,403         6.20%
  Installment loans to individuals     3,341              229         6.85%
  Real estate - Construction          40,117            3,615         9.01%
  Real estate - Other                324,595           26,068         8.03%
                                    --------          -------        -----
Total Loans                          535,894           40,315         7.52%
                                    --------          -------        -----
Total earning assets                 605,144           41,456         6.85%
                                                      -------
Non-earning assets:
  Allowance for loan losses           (5,913)
  Deferred Loan Fees & Discounts      (1,688)
  Cash and due from banks             15,028
  Other assets                        10,175
                                    --------
TOTAL ASSETS                        $622,746
                                    ========
Deposits:
  Demand - interest bearing          $21,979             $130         0.59%
  Savings & money market             138,105            2,414         1.75%
  Time certificates                  320,333           12,557         3.92%
                                    --------          -------        -----
Total interest bearing deposits      480,417           15,101         3.14%
Other Interest bearing liabilities    31,906              740         2.32%
                                    --------          -------        -----
Total Interest bearing deposits &
  liabilities                        512,323           15,841         3.09%
                                                      -------
Non-interest bearing liabilities:
  Non-interest bearing deposits       57,642
  Other liabilities                    3,280
  Shareholders' equity                49,501
                                    --------
TOTAL LIABILITIES
AND SHAREHOLDERS' EQUITY            $622,746
                                    ========
Net interest income                                   $25,615
                                                      =======
Net interest margin                                      4.23%
                                                      =======









                          AVERAGE BALANCE SHEET
                               Year Ended
                              December 31, 2001
(dollars in thousands)
                                     Average         Interest      Average
                                     Balance   Income/Expense   Yield/Rate
                                     -------   --------------   ----------
Certificates of deposit
  with other banks                      $490              $22         4.39%
Investments                            2,073              123         5.95%
Federal funds sold                    44,285            1,556         3.51%
Loans:
  Commercial (including SBA loans)   139,902           12,300         8.79%
  Installment loans to individuals     2,239              229        10.20%
  Real estate - Construction          52,031            5,175         9.95%
  Real estate - Other                269,358           24,940         9.25%
                                    --------          -------        -----
Total Loans                          463,530           42,644         9.20%
                                    --------          -------        -----
Total earning assets                 510,378           44,345         8.69%
                                                      -------
Non-earning assets:
  Allowance for loan losses           (5,135)
  Deferred Loan Fees & Discounts      (2,490)
  Cash and due from banks             12,663
  Other assets                         9,481
                                    --------
TOTAL ASSETS                        $524,897
                                    ========
Deposits:
  Demand - interest bearing          $18,861             $192         1.02%
  Savings & money market             129,696            4,194         3.23%
  Time certificates                  273,550           16,232         5.93%
                                    --------          -------        -----
Total interest bearing deposits      422,107           20,618         4.88%
Other Interest bearing liabilities     4,729              185         3.91%
                                    --------          -------        -----
Total Interest bearing deposits &
  liabilities                        426,836           20,803         4.87%
Non-interest bearing liabilities:
  Non-interest bearing deposits       54,302
  Other liabilities                    3,071
  Shareholders' equity                40,688
                                    --------
TOTAL LIABILITIES
AND SHAREHOLDERS' EQUITY            $524,897
                                    ========
Net interest income                  $23,543
                                    ========
Net interest margin                     4.61%
                                    ========




The following tables set forth the changes in net interest income due to changes in interest rates and the volume of assets and liabilities between years. Variances attributable to simultaneous rate and volume changes are all allocated to volume change amount.



                     ANALYSIS OF VOLUME AND RATE CHANGES
                     ON NET INTEREST INCOME AND EXPENSE
                                 2003 OVER 2002
(dollars in thousands)
                                             Volume   Yield/Rate    Total
                                             ------   ----------    -----
Increase/(decrease) in interest income:
Certificates of deposit with other banks        $(6)        $(4)     $(10)
Investments                                      86          15       101
Federal funds sold                               72        (322)     (250)
Loans:
  Commercial (incl. SBA loans)                2,025      (1,256)     (769)
  Installment loans to individuals              205         (93)      112
  Real estate - Construction                 (1,080)       (143)   (1,223)
  Real estate - Other                         7,153      (3,376)    3,777
                                             ------      ------    ------
Total                                         8,456      (5,180)    3,276
                                             ------      ------    ------
Increase/(decrease) in interest expense:
Deposits & other interest bearing liabilities:
  Demand - interest bearing                      32         (57)      (25)
  Savings & money market                        133        (848)     (715)
  Time certificates                           2,086      (3,660)   (1,574)
  Other interest bearing liabilities          1,039        (642)      397
                                             ------      ------    ------
Total                                         3,290      (5,207)   (1,917)
                                             ------      ------    ------
Increase/(decrease) in net interest income   $5,165         $28    $5,193
                                             ======      ======    ======
                      ANALYSIS OF VOLUME AND RATE CHANGES
                       ON NET INTEREST INCOME AND EXPENSE
                               2002 OVER 2001
(dollars in thousands)
                                             Volume   Yield/Rate    Total
                                             ------   ----------    -----
Increase/(decrease) in interest income:
Certificates of deposit with other banks        $16        $(21)      $(5)
Investments                                      24         (52)      (28)
Federal funds sold                              760      (1,287)     (527)
Loans:
  Commercial (incl. SBA loans)                2,456      (4,353)   (1,897)
  Installment loans to individuals              113        (113)        0
  Real estate - Construction                 (1,185)       (375)   (1,560)
  Real estate - Other                         5,115      (3,987)    1,128
                                             ------      ------    ------
Total                                         7,299     (10,188)   (2,889)
                                             ------      ------    ------
Increase/(decrease) in interest expense:
Deposits & other interest bearing liabilities:
  Demand - interest bearing                      32         (94)      (62)
  Savings & money market                        272      (2,052)   (1,780)
  Time certificates                           2,776      (6,451)   (3,675)
  Other interest bearing liabilities          1,063        (508)      555
                                             ------      ------    ------
Total                                         4,143      (9,105)   (4,962)
                                             ------      ------    ------
Increase/(decrease) in net interest income   $3,156     $(1,083)   $2,073
                                             ======      ======    ======


Provision for Loan Losses

The provision for loan losses was $900,000 for 2003 compared to $840,000 for 2002 and $960,000 for 2001. The provision reflects continued growth in loans and the level of non-accrual loans during this year. For further discussion see "Allowance for Loan Losses."

Non-Interest Income

The following table sets forth non-interest income by category for the years indicated.

                                              Year end December 31,
(Dollars in thousands)                      2003       2002      2001
                                            ----       ----      ----
Gain on loan sales                        $1,387     $1,015      $545
Service charges on deposits                  556        546       430
Loan servicing fees                          326        298       288
Merchant and other service fees              184        189       181
Referral fees                                227         72        36
Income on insurance policies                 133        119       123
Gain on OREO sales                             0         36         0
Other                                         81         59        74
                                          ------     ------    ------
  Total Other Income                      $2,894     $2,334    $1,677
                                          ======     ======    ======

Non-interest income is derived primarily from gains on sales of SBA loans, service charges on deposit accounts, earnings on life insurance and SBA loan servicing fees. Non-interest income increased 24.0% to $2,894,000 when comparing the year ended December 31, 2003 to the previous year, which resulted mainly from increased gains on the sale of SBA loans due to the higher volume of SBA loan sales. When comparing the year ended December 31, 2002 to December 31, 2001, non-interest income increased 39.2% to $2,334,000 compared to $1,677,000. This increase resulted mostly from higher premiums on SBA loan sales and increased loan referral fees service charges on deposit accounts.

     Gains on SBA Loan Sales

Gains on the sale of the guaranteed portion of SBA loans increased to $1,387,000 in 2003 compared to $1,015,000 in 2002 and $545,000 in 2001.
This increase in gains on sales resulted from higher premiums on the loan sales. The volume of SBA loans sold was $14.1 million in 2003 with $14,790,000 sold in 2002 and $8,514,000 in 2001. The Bank's premiums averaged 9.9% in 2003 compared to 6.6% in 2002 and 5.7% in 2001. The higher premiums are reflective of lower prepayment rates on SBA 7(a) loans due to the lower prime rate during 2003 and 2002. The SBA implemented a prepayment penalty on SBA 7(a) loans in 2000 which has also had a positive impact on rate of prepayments.

     Service Charges on Deposits

Non-interest income includes service charges on deposit accounts. During 2003, service charges totaled $556,000 versus $546,000 in 2002 and $430,000 in 2001. Service charges vary depending upon the type of account. Fees charged to "analysis customers'" vary depending upon the customers' use of various Bank services. Analysis customers' charges are reduced by an earnings credit which is calculated by applying an interest rate (earnings credit rate) to the average balance maintained by the customer. During the last few years, the earnings credit rate declined due to the lower interest rate environment. This means that account holders' earnings were lower to cover the cost of services, and therefore, service charges were higher than previous years. While the earnings credit rate does impact the service charges, our business account holders continue to manage their accounts activity to minimize their service charges. In addition to the lower earnings credit rate, the Bank has continued to market this deposit product and has added new business accounts which have increased revenues.

     Loan Servicing Fees

SBA servicing fees equaled $326,000 in 2003 compared to $298,000 in 2003 and $288,000 in 2001. Service fee income is based on loan payments and payoffs received on the sold portion of SBA loans, and therefore, vary from year to year. During 2003, the Bank's average SBA loan portfolio serviced was $43.9 million versus $35.2 million in 2002 and $31.6 million in 2001. The serviced portfolio reflects SBA loan payoffs and volume of new sales during the period.

There can be no assurance that the SBA program will continue to generate significant amounts of other non-interest income in the future. The Bank continues to experience additional competition with more financial institutions making SBA loans. The governmental actions may alter the SBA program at any time, which could have a negative impact on the Bank's
profit.   See, "Item 1, The Corporation, Business of the Bank."

     Income on Insurance Policies

Non-interest income also includes earnings on life insurance policies held for certain directors and senior officers which totaled $133,000 in 2003 versus $119,000 in 2002 and $123,000 in 2001.

     Gain on Other Real Estate Owned (OREO) Sales

The Bank did not have any other real estate owned during 2003. In 2002 there was one OREO sold for a gain of $36,000 on the only OREO property held by the Bank during the year. See, "Other Real Estate Owned."

Non-Interest Expense

Non-interest expenses include salaries and employee benefits, occupancy, equipment and the general expenses required for the operation of the Corporation and the Bank. For the year ended December 31, 2003, non-interest expenses totaled $14,165,000, an increase of 21.3% over the previous year. The following table outlines the components of non-interest expense for the periods indicated:


(In thousands)                                   Year Ended December 31,
                                                 2003      2002      2001
                                                 ----      ----      ----
Expense Item
Salaries & Employee Benefits                   $8,837    $6,981    $6,154
Occupancy                                       1,223     1,114       957
Equipment                                         760       606       604
Advertising/Business Development/Donations        619       519       487
Outside Customer Services                         342       399       469
Director & Shareholder expenses                   382       360       295
Deposit and Other Insurance                       352       329       299
Postage & courier expenses                        304       271       244
Professional Fees                                 394       360       247
Stationery & Supplies                             248       228       196
Telephone expense                                 184       158       174
Loan expenses                                     168        93        94
Other                                             352       260       301
                                              -------   -------   -------
TOTAL                                         $14,165   $11,678   $10,521
                                              =======   =======   =======

     Salaries and Employee Benefits

A portion of the 26.6% increase in salaries and benefits resulted from staff increases associated with the opening of the Sonoma Branch in October 2002 and the addition of loan officers in San Rafael and Sacramento, CA and new support staff to process the increased loan volume. The Bank's full time equivalent (FTE) staff positions averaged 130 in 2003, 114 in 2002 and 105 in 2001. During 2003 incentive compensation increased due to higher level of loan production. It is expected that staff will continue to increase in 2004 due to the opening of the Bank's new branch in San Rafael and the hiring of additional staff for loan processing.

Salaries also included pay increases for performance and promotions during the year. The Bank also experienced higher benefit costs during the year. Additional increases in Employee benefit costs are expected in 2004.

     Occupancy

Occupancy costs increased from 2002 to 2003 by 9.8% due to the full year of operation of both the Sonoma Branch and the loan office in San Rafael. In addition, there were annual increases in the rents charged on most facilities as called for in the lease agreements. Occupancy expenses will increase in 2004 when the Bank opens a new branch in San Rafael this summer, expands the operation center and relocates the Loan Department and Executive Offices to a larger facility this summer. For further discussion see Item 2 "Properties."

     Equipment

Equipment expenses increased to $760,000 in 2003 from $606,000 in 2002 and $604,000 in 2001. During 2003, the Bank continued to upgrade and expand our technology. The Bank's central processing system was replaced with new equipment. This upgrade will make it possible to do such things as imaging statements for customers and has other operational advantages. The Bank also implemented signature card imaging and will be proceeding with a new teller system. There is also a significant investment in equipment with each new branch and staff addition. Equipment costs are expected to continue to increase during 2004 with the planned expansion referred to above.

     Advertising/Business Development/Donations

Advertising and business development costs vary from year to year depending on the various promotions that have occurred during the year. These costs include promotion of various Bank services (I Banc, Telebanc, SBA, commercial and construction lending and deposit campaigns) and promoting
new locations.   The Bank continued its strong support of the local
community through contributions to local charitable agencies and matched staff contributions to the United Way Campaign during 2003.

     Outside Customer Services

Outside customer services decreased to $342,000 in 2003 from $399,000 in 2002 and $469,000 in 2001. Analysis charges accounts for the majority of this expense category. Analysis charges are customer expenses for title and escrow services, check charges, courier and payroll services incurred on behalf of customers who maintain non-interest bearing deposit balances sufficient to compensate for these costs. See, "Deposits." While some non-interest expense is incurred, management feels the contribution of the non-interest bearing demand accounts toward lowering the overall cost of funds more than offsets this cost.

     Director and Shareholder Expenses

Director and shareholder expenses equaled $382,000 in 2003 compared to $360,000 in 2002 and $295,000 in 2001. See "Compensation of Directors." Director fees vary depending upon the number of meetings during the year and director attendance at those meetings. In addition, shareholder costs have increased due to regulatory reporting changes and are expected to continue to increase due to new and expanded regulatory requirements.

     Deposit and Other Insurance

Included in Deposit and Other Insurance are regulatory assessments which have been increasing over the last several years to $252,000 in 2003 from $225,000 in 2002 and $200,000 in 2001. The Bank's deposit insurance premium is currently based upon the lowest cost category of zero cents per $100 of insured deposits. There can be no assurance that the deposit insurance rates will remain at this low level; a rate increase is expected because of the low ratio of federal reserves to insured deposits. The Bank is also charged a "Financing Corporation" (FICO) assessment. The annual rate varies and is calculated per $100 of insured deposits. This cost equaled $91,000 in 2003 compared to $87,000 in 2002 and $85,000 in 2001. Also included is the fee (based upon total assets) assessed by the Office of the Comptroller of the Currency which equaled $161,000 in 2003, $138,000 in 2002 and $115,000 in 2001. See, "Description of Business-Supervision and Regulation."

     Professional Fees

Professional fees increased to $394,000 in 2003 from $360,000 in 2002 and $247,000 in 2001. The Bank's legal costs vary depending upon the volume of past due and non-accrual loans and OREO which required legal assistance. Professional fees have also increased due to implementing changes in financial reporting requirements which significantly impacted the cost of audit services. Other professional fees include accounting services, outside data processing review, intrusion testing, loan review services, SBA audit fees and other consulting services.

     Loan Expenses

Loan expenses increased to $168,000 in 2003 from $93,000 in 2002 and $94,000 in 2001. These costs tend to vary depending on problem loan expenses where the Bank is not reimbursed for these expenses. During 2003 the Bank contracted loan inspections and appraisal reviews services to handle the increased volume of loan activity. Included in this category are credit reports, appraisals, foreclosure expenses, inspection costs and other loan related expenses. The Bank generally charges for direct costs associated with loan originations. Broker fees are included as a part of cost recovery and recorded in deferred fees on loans and amortized as an adjustment to interest income in accordance with generally accepted accounting principles.

The other expense categories increased to $352,000 in 2003 from $260,000 in 2002 and $301,000 in 2001. These miscellaneous expenses, while they do vary, are expected to increase in 2004

When comparing 2002 to 2001, the increase in total non-interest expenses of 11.0% to $11,678,000 from $10,521,000 was due primarily to increased salary expenses resulting from increases in branch, lending and other staff additions throughout the Bank, salary increases and staff incentives associated with increased volume of loan and deposit activity. In addition, costs associated with occupancy and equipment also increased due to the branch expansion. Most expense categories were higher as a result of the loan and deposit growth and the new facilities.

Loan Portfolio

The following table shows the composition of the loan portfolio, by type of loan, as of the dates indicated.

(In thousands)
                                              December 31,
Type of Loan                  2003      2002      2001      2000      1999
                          --------  --------  --------  --------  --------
Real Estate - Other       $495,538  $382,134  $284,782  $273,298  $210,119
Real Estate Construction    26,271    32,412    49,604    46,244    39,523
Commercial                 214,000   173,325   137,711   118,134   112,277
Installment Loans to
  Individuals                6,185     6,445     2,052     2,412     1,783
Total, gross               741,994   594,316   474,149   440,088   363,702
Deferred fees and
 discounts, net               (838)   (1,466)   (2,004)   (2,961)   (2,690)
Total loans net of deferred
 fees and discounts        741,156   592,850   472,145   437,126   361,012
Allowance for loan losses   (7,299)   (6,389)   (5,616)   (4,681)   (3,787)
                          --------  --------  --------  --------  --------
TOTAL LOANS, NET          $733,857  $586,461  $466,529  $432,446  $357,225
                          ========  ========  ========  ========  ========

The table above illustrates the Bank's emphasis on commercial and real estate lending. At December 31, 2003 and 2002 commercial loans comprised 28.8% and 29.2%, respectively, of the Bank's total loan portfolio. Construction and other real estate loans (combined) comprised 70.3% and 69.8% on those same dates. Management is aware of the risk factors in making commercial and real estate loans and is continuously monitoring the local marketplace as well as performing annual reviews of this portfolio.

The Bank makes commercial loans primarily to small and medium sized businesses and to professionals located within Northern California and Arizona. While the Bank emphasizes commercial lending, management does not believe that there is any significant concentration of commercial loans to any specific type of business or industry.

At December 31, 2003, 97.1% or $719.8 million of the Bank's loans were secured by real estate as the principal source of collateral. A worsening of economic conditions, a decline of real estate values and/or rising interest rates could have an effect on the value of real estate securing these loans and could have an adverse impact on the financial condition of the Bank.

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

The Bank originates loans guaranteed by the U.S. Small Business Administration ("SBA"). The guaranteed portion of each loan may be sold to outside investors, usually at a price in excess of par. SBA 7(a) loans typically have SBA guarantees ranging from 75% to 85% with a maximum guarantee of $1,000,000; however, due to budgetary constraints, the SBA recently imposed a maximum loan cap of $750,000 on 7(a) loans with a maximum guaranteed amount of $562,500 per loan. Negotiations are ongoing in Washington D.C. regarding budgetary constraints, the cap and alternative measures to solve the estimated SBA budget shortfall. Additional governmental actions may further alter the SBA program, which could have a negative impact on the Bank's profits.

At this time the Bank is converting the SBA loan requests which exceed the $750,000 loan cap to loans under the SBA's 504 program. Under the 504 program 55% of the loan is funded by the Bank compared to 100% of the loan amount under the 7(a) program. Consequently the Bank would need to do almost twice the volume of 504 loans to generate the same volume possible under the 7(a) program. The 504 loans also carry additional risks since the Bank's loan amount is not guaranteed by the SBA; however, this is mitigated by the lower loan to collateral value ratio of approximately 50%. There is an established market to sell the guaranteed portion of 7(a) loans, whereas 504 loans are also saleable but generally at less favorable terms. The Bank has sold some 504 loans, but has generally held the majority of the 504 loans in the Bank's loan portfolio.

The SBA requires a prepayment penalty, which is remitted to the SBA, of 5% in the first year, 3% in the second year and 1% in the third year, on all 7(a) loans. The impact of the prepayment penalty has been to slow the rate of payoff on SBA loans, especially in a declining rate environment. The Bank follows the same internal credit approval process when approving an SBA loan as when approving other loans. The majority of the Bank's SBA loans are secured by real estate. All SBA loans are reported in the chart above as Commercial Loans.

While SBA loans generally have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have a higher loan-to-value ratio than the Bank typically accepts. This risk is mitigated by the majority of the loans being secured by real estate. If a default on a SBA loan occurs the Bank shares proportionally in the collateral supporting the loan with the SBA which guarantees the loan. The SBA lending staff also generates commercial and construction loans which are not guaranteed by the SBA. At December 31, 2003, the Bank held $192,439,000 in 7(a) loans of which $129,398,000 was guaranteed by the SBA. At December 31, 2002, the Bank held $151,437,000 in 7(a) loans of which $101,010,000 was guaranteed by the SBA. At December 31, 2003 and 2002 there were no SBA guaranteed loans more than 90 days past due and still accruing interest. At December 31, 2003 there was one SBA guaranteed loans totaling $96,000, of which $72,000 was guaranteed by the SBA, on non-accrual status and one SBA guaranteed loan totaling $94,000 of which $71,000 was guaranteed by the SBA at December 31, 2002. There were no charge offs on SBA loans during 2003, two charge offs totaling $26,000 on SBA guaranteed loans in 2002, and no charge-offs on SBA loans during 2001.

The category entitled "Real Estate-Other" includes loans which are secured by real estate and not classified as construction or commercial loans. The majority of these loans are secured by commercial real estate. The Bank offers residential mortgage loans on a limited basis. Home equity lines of credit, included in Real Estate - Other, equaled 1.0% of the total loan portfolio at December 31, 2003 compared to 1.4% at December 31, 2002.
These loans are secured primarily by second trust deeds on single family residences. The Bank typically requires a loan-to-value ratio of no more than 80% for home equity loans. The rates are adjustable monthly based on the Bank's internal reference rate, and terms do not exceed ten years.

Real estate construction loans declined to $26,271,000 in 2003 from $32,412,000 in 2002 as a result of depressed economic conditions. The Bank created a construction loan group during 1997 to focus on construction loans primarily for single family residences valued at under $4,000,000 located in Northern California. Construction loans are made to "owner/occupied" and "owner/users" of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. Loan-to-value ratios on construction loans depend upon the nature of the property. The Bank's policy is to require that the loan-to-value ratio ranges from 65% to 80% and that the borrower have a cash equity interest in the land ranging from 25%-50% or alternative collateral. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio, and on the earnings and financial condition of the Bank.

The Bank has a small portfolio of consumer loans, equaling 0.8% of the total loan portfolio at December 31, 2003. Personal lines of credit and overdraft protection are offered to customers. Regular underwriting procedures are followed depending upon the type of loans. Revolving lines are reviewed every two years. It is the Bank's policy to collateralize all loans unless, in management's estimation, the credit worthiness, cash flow and character of the borrower justify extension of credit on an unsecured basis. Management recognizes the inherent risk in making unsecured loans, but in management's judgement, such unsecured loans are justified based on the credit worthiness and financial strength of the borrowers. Management believes that its secured loans are adequately collateralized to minimize loss in the event of default in payment of interest or principal or decline in collateral values. In making collateralized loans, the Bank's policy establishes a maximum loan-to-collateral value ratio of from 50% to 100%, depending on the type of collateral and the other factors supporting the loan.

The following table summarizes the Bank's loan maturities, by loan type, at December 31, 2003. Loans are categorized by the maturity of the final installment.
(In thousands)
Loans Maturing in:
                 Real Estate  Real Estate-
                       Other  Construction  Commercial  Installment  Total
                 -----------  ------------  ----------  -----------  -----
One Year or less:
  Fixed rate         $20,035       $20,426        $339         $24  $40,824
  Variable rate        1,821         2,738       6,023       5,589   16,171
One to five years:
  Fixed rate           8,290           859       1,653         412   11,214
  Variable rate       12,083             0       9,326           0   21,409
After five years:
  Fixed rate           1,408             0           0         160    1,568
  Variable rate      451,901         2,248     196,659           0  650,808
                    --------       -------    --------      ------ --------
TOTAL               $495,538       $26,271    $214,000      $6,185 $741,994
                    ========       =======    ========      ====== ========
Interest Rate Sensitivity

The Bank attempts to lend at competitive interest rates and to reduce exposure to interest rate fluctuations by making most of its loans at adjustable interest rates.

The following table summarizes the Bank's loan portfolio by contractual repricing frequency and by loan type, at December 31, 2003. SBA loans are considered commercial loans for this analysis. Most of the SBA loans are secured by real estate. The Bank has approximately $395.2 million in adjustable loans which are priced at floor rate and are considered fixed rate loans, deemed to reprice at their maturity date for the purpose of this analysis.



                                      Over 3     Over 1
                                3     Months       Year
                           Months    through    through  Over 5
(In thousands)            or Less     1 Year    5 Years   Years  Total
                         --------   --------   --------  ------   --------
Real Estate - Other      $129,715    $99,848    $62,292  $3,683   $495,538
Real Estate -
 Construction              10,862     14,550        859       0     26,271
Commercial                202,285      5,731      5,984       0    214,000
Installment Loans           5,589         24        412     160      6,185
                         --------   --------   --------  ------   --------
TOTAL                    $348,451   $220,153   $169,547  $3,843   $741,994
                         ========   ========   ========  ======   ========

Interest rate risk is reduced through the practice of making variable interest rate loans which are tied to an outside rate index. These loans "float", or adjust their rate as the interest rate environment changes. As of December 31, 2003 and 2002 approximately 46.6% and 48.0%, respectively, of the Bank's loan portfolio was comprised of loans with adjustable rates (excluding those which had reached their floors).

Allowance for Loan Losses

In accordance with its policy, the Bank maintains an allowance for loan losses to provide for losses in the loan portfolio. The allowance for loan losses is reviewed monthly and is based on an allocation for each loan category (e.g. Real Estate, Commercial), an allocation for undisbursed commitments, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition, management considers such factors as known loan problems, historical loan loss experience, loan concentrations, loan loss experience in the banking industry, evaluations made by bank regulatory agencies, assessment of economic conditions and other appropriate data to identify risks in the loan portfolio. Based upon this analysis of the allowance for loan losses (which incorporates the growth in the loan portfolio during the year), the Bank has, as of December 31, 2003, increased the allowance by 14.2% to $7,299,000 compared to $6,389,000 at December 31, 2002. The provision for loan losses for the year ended December 31, 2003 was $900,000. The increase in the allowance was based upon the growth in the loan portfolio during the year, the level of non-accrual loans and watch list loans and current economic conditions. The ratio of allowance to total loans outstanding (net of SBA loan guarantees) equaled 1.2% at December 31, 2003 and 1.3% at December 31, 2002.

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



(dollars in thousands)


(dollars in thousands)                 Year Ended December 31,
ALLOWANCE FOR LOAN LOSSES:        2003     2002     2001     2000     1999
                                ------   ------   ------   ------   ------
Balance at Beginning of Period  $6,389   $5,616   $4,681   $3,787   $3,019
Provision for Loan Losses
 Charged to Expense                900      840      960      960      800
Less Charge-Offs:
  Commercial                         0       26        0        0       13
  Real Estate-Other                  0        0       25       66        0
  Construction                       0       18        0        0        0
  Consumer loans                     0       26        0        0       19
                                ------   ------   ------   ------   ------
Total Charge-offs                    0       70       25       66       32
                                ------   ------   ------   ------   ------
Recoveries:
  Commercial                         0        0        0        0        0
  Real Estate - Other                0        0        0        0        0
  Real Estate - Construction        10        3        0        0        0
  Consumer                           0        0        0        0        0
                                ------   ------   ------   ------   ------
Total Recoveries                    10        3        0        0        0
                                ------   ------   ------   ------   ------
Net Charge-offs/(Recoveries)       (10)      67       25       66       32
                                ------   ------   ------   ------   ------
Balance at the End
 of the Period                  $7,299   $6,389   $5,616   $4,681   $3,787
                                ======   ======   ======   ======   ======
Total Loans Outstanding at End
 of Period-Net of
 SBA Guarantees               $612,596 $493,305 $397,693 $378,141 $302,665

Ratio of Ending Allowance to
Ending Loans Outstanding-Net
 of SBA Loan Guarantees           1.2%     1.3%     1.4%     1.2%     1.3%

AVERAGE TOTAL LOANS           $705,617 $535,894 $463,530 $399,170 $308,013

Ratio of Net Charge-offs/
 (Recoveries) to Average
 Loans Outstanding during
 the Period                   (0.001)%   0.013%   0.005%   0.017%   0.010%




During 2003 there were no charge-offs on loans and $10,000 was recovered on a loan charge-off from the previous year. During 2002 there were charge-offs on two real estate loans, one construction loan and four consumer loans, totaling $70,000, and $3,000 in loan recoveries on construction loans.

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


(dollars in thousands)

                   December 31, 2003  December 31, 2002  December 31, 2001
                   -----------------  -----------------  -----------------
                                % of               % of               % of
Category           Amount      Loans  Amount      Loans  Amount      Loans
--------           ------      -----  ------      -----  ------      -----
Commercial         $2,089      28.9%  $1,681      29.2%  $1,832      29.0%
Real Estate
  -Construction       760       3.5    1,148       5.4    1,216      10.5
Real Estate
  -Other            4,389      66.8    3,491      64.3    2,533      60.1
Installment Loans      61       0.8       69       1.1       35       0.4
                   ------     -----   ------     -----   ------     -----
TOTAL              $7,299     100.0%  $6,389     100.0%  $5,616     100.0%
                   ======     =====   ======     =====   ======     =====



(dollars in thousands)      December 31, 2000    December 31, 1999
                            -----------------    -----------------
                                              % of                 % of
Category                    Amount      Loans    Amount      Loans
--------                    ------      -----    ------      -----
Commercial                  $1,194      26.8%    $1,269      30.8%
Real Estate -Construction    1,057      10.5        776      10.9
Real Estate -Other           2,383      62.1      1,700      57.8
Installment Loans               47       0.6         42       0.5
                            ------     -----     ------     -----
TOTAL                       $4,681     100.0%    $3,787     100.0%
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

The following table sets forth information regarding nonperforming assets at the dates indicated.


(In thousands)
                                        December 31,
                            2003      2002      2001      2000      1999
                            ----      ----      ----      ----      ----
Nonperforming loans:
  Non-accrual loans       $1,274    $3,035    $2,156    $2,097    $1,888
  Accruing loans past
    due 90 days                0         0         0       158         0
  Restructured loans           0         0         0         0         0
Total nonperforming loans  1,274     3,035     2,156     2,255     1,888
Other real estate owed         0         0         0         0         0
Total nonperforming/
 impaired assets          $1,274    $3,035    $2,156    $2,255    $1,888

Nonperforming assets to
 total loans and other
 real estate owned         0.17%     0.51%     0.45%     0.51%     0.52%
Nonperforming assets
 to total assets           0.15%     0.44%     0.38%     0.46%     0.47%

The following table sets forth the classified loans at the end of each of the last five years.

(In thousands)                  2003     2002      2001     2000       1999
                              ------   ------    ------   ------     ------
Substandard                   $7,224   $8,460    $2,269   $3,071     $3,607
Doubtful                           0    1,043       705        0          2
Loss                               0        0         0        0          0
Other real estate owned            0        0         0        0          0
                              ------   ------    ------   ------     ------
Total classified assets       $7,224   $9,503    $2,974   $3,071     $3,609
                              ======   ======    ======   ======     ======
Classified to total loans and
  other real estate owned      0.97%    1.60%     0.63%    0.70%      0.99%
Allowance for loan losses to
  total classified           101.03%   67.23%   188.84%   152.43%   119.54%


The amount of interest foregone on the loans on non-accrual at December 31, 2003 totaled approximately $154,000 for 2003 and $70,000 in interest was earned on those loans (prior to those loans being placed on non-accrual) during the year. The amount of interest foregone on the loans on non-accrual at December 31, 2002 totaled approximately $228,000 for 2002 and $39,000 in interest was earned on those loans (prior to those loans being placed on non-accrual) during the year.

As of December 31, 2003, the Bank had $1,274,000 in non-accrual loans, of which $1,244,000 was collateralized by real estate and $72,000 was guaranteed by the SBA. On December 31, 2002, the Bank had $3,035,000 in non-accrual loans, of which $2,732,000 was collateralized by real estate and $94,000 was guaranteed by the SBA.

Potential non-performing loans are identified by management as part of its ongoing evaluation and review of the loan portfolio. Based on such reviews as of December 31, 2003, management has no knowledge or information about any loan which has not been included in the preceding tables which causes management to have doubts about the borrowers' ability to comply with present repayment terms, such that the loan might subsequently be classified as non-performing.

Other Real Estate Owned

During 2003, the Bank did not hold any property as Other Real Estate Owned
(OREO). In January 2004 the Bank took possession of a motel located in Arizona through a foreclosure proceeding. This OREO was valued at $676,000 and a charge-off of $135,000 was recorded against the allowance for loan losses. During 2002, the Bank foreclosed on one industrial building and sold the property for a gain of $36,000.

Deposits

The Bank obtains deposits primarily from shareholders, local businesses, loan customers and personal contacts by its business development staff, officers and directors. The Bank does not have any brokered deposits. At December 31, 2003, deposits totaled $658,320,000, which was an increase of 14.0% from $577,585,000 at December 31, 2002.

Non-interest bearing demand deposits totaled $61,436,000 at December 31, 2003 as compared to $50,632,000 at December 31, 2002. Although these deposits do not bear interest, some of the account holders utilize the Bank's analysis system which gives earnings credits for their collected
average balances based on an internal index.   The customer may then use
those earnings credits towards various account services such as escrow accounting fees, courier services, payroll, and check printing paid to third party vendors. The balances in this type of account tend to vary and approximated a normal level at the end of the year. The average balance for demand deposits increased to $59,311,000 during 2003 from $57,642,000 during 2002.

Time deposits increased $51.9 million or 14.8% in 2003. During 2003 and 2002, the Bank continued to offer highly competitive rates on time deposits in order to fund growth in loans. Time deposits increased to $404,010,000 at December 31, 2003 from $352,073,000 at December 31, 2002 and $276,704,000 at December 31, 2001. Time deposits bear a higher interest rate than other types of deposits and increase the Bank's overall cost of funds. See, "Net Interest Income."

Money market deposits decreased $2.0 million or 1.4% in 2003. The balances maintained in these accounts also tend to vary. The Bank's Sonoma Investor Reserve account is tied to a discretionary index which reprices on a weekly basis. The Sonoma Investors Reserve accounts generally offer rates which are competitive with rates offered on 30 to 90 day time certificates, and therefore, this account has been very popular with depositors. However, due to the lower interest rate environment competition for this type of deposit has increased.

Management attempts to reduce risks from fluctuating interest rates by limiting the maturities on certificates of deposit. The following table sets forth, by time remaining to maturity, the Bank's time certificates of deposit as of December 31, 2003.



(dollars in thousands)         $100,000 and Over     Less than $100,000
                               Amount        Pct     Amount         Pct
                               --------   -----      --------    -----
Three Months or Less           $ 33,075    19.2%     $ 34,645     15.0%
3 to 6 months                    42,006    24.3        53,132     23.0
6 months to 1 year               52,754    30.6        79,148     34.2
Over 1 year                      44,720    25.9        64,530     27.8
                               --------   -----      --------    -----
Total                          $172,555   100.0%     $231,455    100.0%
                               ========   =====      ========    =====

At December 31, 2003, certificates of deposit of $100,000 or more constituted approximately 26.2% of total deposits. The holders of these deposits are primarily local customers of the Bank; however, during 2003 and 2002 the Bank did utilize an internet rate listing services for financial institutions and did attract new funds to the Bank at rates slightly lower than local consumer rates. At December 31, 2003, these deposits totaled $28.6 million compared to $18.2 million at December 31, 2002.

While time deposits are rate sensitive, the Bank believes they are relatively stable deposits, as they are obtained primarily from customers with other banking relationships with the Bank.

Investment Portfolio

The following table shows the fair market value of the Bank's investment portfolio at December 31, 2003, 2002 and 2001.





                                                  December 31,
(In thousands)                              2003      2002     2001
--------------                            ------    ------   ------
U.S. Treasury Securities                      $0        $0       $0
U.S. Government-Sponsored Agencies           632       652      998
Federal Home Loan Bank Stock               5,961     2,740      599
Federal Reserve Stock                        165       165      163
                                          ------    ------   ------
Total                                     $6,758    $3,557   $1,760
                                          ======    ======   ======
Securities Pledged                          $625      $625     $625
                                          ======    ======   ======


The following table shows the yield of investments (at amortized cost) by maturity ranges as of December 31, 2003. Federal Home Loan Bank and Federal Reserve stock are excluded from this table.

(In thousands)                     Amount           Yield
--------------                     ------           -----
One year or less                     $632           3.45%
Over one year through  5 years          0           0.00
Over 5 years through 10 years           0           0.00
Over 10 years                           0           0.00
                                    -----           ----
Total                                $632           3.45%
                                    =====           ====

The yield on average investments (including Federal Home Loan Bank and Federal Reserve Bank stock) equaled 4.18% during 2003 compared to 3.84% in 2002. See, "Net Interest Income."

The Bank is required to own Federal Home Loan Bank ("FHLB") stock to maintain its borrowing relationship. See, "Liquidity." The Bank receives stock dividends quarterly based upon the earnings of the Federal Home Loan Bank Stock. The Bank received an annualized yield of 4.21% during 2003 and 3.80% during 2002. The Federal Reserve Bank stock had a yield of 6.00% during 2003.


Investments are carried at amortized cost or market value, depending on whether they are held to maturity or available for sale. At December 31, 2003, $632,000 was classified as available for sale per accounting definitions. At December 31, 2002, $652,000 was classified as available for sale. The market value of securities equaled $632,000 and $652,000 at December 31, 2003 and December 31, 2002, respectively.

Federal Home Loan Bank

The Bank has a borrowing agreement with the Federal Home Loan Bank (FHLB). The terms and conditions of the advances are negotiated at the time of the advance. The FHLB will permit the Bank to borrow up to 25% of the Bank's total assets provided that adequate collateral has been pledge to the FHLB. The borrowing rates on FHLB have been below the cost of attracting term deposits of similar maturities; therefore, the Bank has borrowed from the FHLB to fund a large portion of the loan growth during 2003. At December 31, 2003 the Bank had pledged loans with an outstanding principal balance of $202.2 million which results in a borrowing capacity of $163.1 million. As of December 31, 2003 the balance of advances from FHLB equaled $119.2 million up from $54.8 million at December 31, 2002. The Bank expects to continue to use the line at the FHLB to fund growth in the future.
However, changes in the terms and conditions of FHLB advances may affect the Bank's ability to borrow from the FHLB

Contracted Obligations

The following table shows the Company's significant fixed and determinable contractual obligations by payment date:

           Payments due by period in thousands

                                                Less                              More
                                                than      1 to 3     3 to 5       than
Contractual Obligation              Total     1 year       years      years    5 years
----------------------           --------   --------    --------    -------    -------
Certificates of Deposit Note 5   $404,010   $294,760    $108,882       $368         $0
Federal Home Loan Bank  Note 6    119,211     87,299      30,072      1,658        182
Capital Lease Obligations               0          0           0          0          0
Operating Lease
 Obligations  Note 12              10,451      1,102       2,409      2,180      4,760
Other Long term Liabilities             0          0           0          0          0
                                 --------   --------    --------    -------    -------
                                 $533,672   $383,161    $141,363     $4,206     $4,942
                                 ========   ========    ========    =======    =======

Off-Balance Sheet Commitments

Standby letters of credit and commercial letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowings arrangements, including bond financing, equipment purchases and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments varies depending upon the credit standing of the borrowers. The Bank routinely charges a fee for these credit facilities.

                      Amount of Commitment Expiration Per Period
                                    Less
                                    than    1 to 3   3 to 5
(in thousands)           Total    1 year     years    years    Thereafter
-------------           ------    ------    ------   ------    ----------
Commitments to
 extend credit         $56,507   $21,875   $34,631       $0            $0
Commercial and standby
 letters of credit         304       244        60        0             0
                       -------   -------   -------    -----        ------
                       $56,811   $22,119   $34,691       $0            $0
                       =======   =======   =======    =====        ======



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

The Bank is required to maintain specific reserve balances with the Federal Reserve Bank. This is monitored on a daily basis to assure compliance with regulatory requirements. The Office of the Comptroller of the Currency ("OCC") also requires the Bank to establish adequate liquidity policies and practices. Although defined liquidity percentages are not specified in the OCC's regulations, they have been incorporated in the Bank's policies and procedures. See the consolidated statement of cash flows for further information on liquidity since it shows the sources and uses of funds.

Cash and due from banks, interest bearing deposits in banks and federal funds sold totaled $94,574,000 or 11.1% of total assets at December 31, 2003 compared to $87,661,000 or 12.7% of total assets at December 31, 2002. The liquidity level at December 31, 2002 exceeded the Bank's policy guideline of 10%.

At December 31, 2003 and 2002, the Bank's ratio of loans-to-deposits was 112.7% and 102.8% respectively which were in compliance with its internal guideline of 115%. This ratio is higher than peers. The large portfolio of SBA 7(a) loans, which is readily saleable within a two week period, allows the Bank to maintain a higher loan-to-deposit ratio.

The Bank has two federal funds lines of credit totaling $14,000,000 with two financial institutions. These lines are available on a short term basis to meet cash demands that may arise. The Bank also has a borrowing relationship with the Federal Home Loan Bank, which has provided a source of funds for loan growth and liquidity purposes. For further discussion see "Federal Home Loan Bank".

The Bank funded loan growth during 2003 and 2002 through increased interest-bearing deposits (mainly time deposits) and borrowing from the Federal Home Loan Bank. A portion of the FHLB line has been set aside as a contingency source of liquidity and is not available for normal operations. Deposits increased during 2003 and 2002 largely due to deposit campaigns which offered higher rates to attract new time deposits. This trend is expected to continue, although there can be no assurance that deposits will continue to grow at the current rate in the existing market areas.

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

At December 31, 2003, the Corporation had non-interest and interest bearing cash balances of $1,898,000, which management believes is adequate to meet the Corporation's foreseeable operational expenses.

Return on Equity and Assets

The following table shows key financial ratios for the years ended December 31, 2003 and 2002.

                                     Year Ended December 31,
                                     2003              2002
                                     ----              ----
Return on Average Assets              1.5%             1.5%
Return on Average
 Shareholders' Equity                18.8%            18.9%
Average Shareholders' Equity
as a Percent of Average Assets        8.1%             7.9%
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

The Bank and the Corporation are considered "Well-Capitalized" under the "risk-based" capital methodology. The Bank's leverage capital ratio was 8.2% of its total assets at December 31, 2003. The Bank's total risk-based capital ratio was 11.4% at December 31, 2003; the minimum acceptable level at December 31, 2003 was 8.0%. The Corporation's leverage capital ratio was 8.4%, with total risk-based capital equaling 11.7%, at December 31, 2003.

Income Taxes

The 2003 provision for income tax equaled $7,366,000. The overall effective tax rate was 39.5% during 2003. See, "Item 7, Consolidated Financial Statements, Note 7." The provision for federal income taxes for 2002 was $6,096,000. The overall effective tax rate for 2002 and 2001 was 39.5% and 41,1%, respectively.


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

A fundamental objective is to manage its assets and liabilities to maximize the economic value of the Bank while maintaining adequate liquidity and minimizing exposure to interest rate risk. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturity, pricing and mix with the goal of limiting the Bank's exposure to interest rate risk. The Bank's profitability is dependent to a large extent upon its net interest income. The Bank is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities.

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in the net present value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden or sustained increases and decreases in market interest rates of 100 basis points or more. The Bank has no trading securities.

Management expects that, in a declining rate environment, the Bank's net interest margin would be expected to decline, and, in an increasing rate environment, the Bank's net interest margin would tend to increase. On a monthly basis, management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in general interest rates of 100 and 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income, and the value of the Bank's equity is calculated by discounting cash flows associated with the Bank's assets and liabilities. The following table summarizes the simulated change in net interest income based on the twelve months ending December 31, 2003, given a change in general interest rates of 100 and 200 basis points up or down.



 Change in                 Estimated            Estimated Change in
Interest Rate          Net Interest Income      Net Interest Income
(basis points)               (000)                   (000)
--------------         -------------------      -------------------
+200                         $37,928                  $2,625
+100                          36,627                   1,324
Base Scenario                 35,303                       0
-100                          34,719                    (584)
-200                          33,508                  (1,795)


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

The following table represents the Corporation's interest rate sensitivity profile as of December 31, 2003. Assets, liabilities and shareholders' equity are classified by the earliest possible repricing opportunity or maturity date, whichever first occurs.




Balance Sheet
(in thousands)
                                               Over 3    Over 1    Non-rate
                                               months      year   sensitive
                                 Through 3    through   through     or over
                                    months     1 year   5 years     5 years     Total
                                  --------   --------  --------    --------  --------
      Assets
Fed Funds sold and Time Deposits   $74,496                                    $74,496
Investment securities                            $632                $6,126     6,758
Loans                              348,451    220,153  $169,547       3,843   741,994
Non-interest-earning assets
(net of allowance for loan losses)
                                                                     24,978    24,978
                                  --------   --------  --------    --------  --------
                                  $422,947   $220,785   $45,210     $34,947  $848,226
                                  --------   --------  --------    --------  --------
Liabilities & Shareholders Equity
Time Deposits $100,000 and over    $33,074    $94,760   $44,720              $172,555
Other interest-bearing deposits
 and liabilities                   255,519    191,546    96,277       $198    543,540
Non-interest bearing liabilities                                    61,436     61,436
Other Liabilities &
 Shareholders' Equity                                               70,695     70,695
                                  --------   --------  --------    --------  --------
                                  $288,594   $286,306  $140,997    $132,329  $848,226
                                  ========   ========  ========    ========  ========
Interest Rate Sensitivity (1)     $134,353   ($65,521)  $28,550    ($97,382)
Cumulative Interest
 Rate Sensitivity                 $134,353    $68,832   $97,382           0




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

ITEM 8.     Financial Statements and Supplementary Data






                 Index to the Financial Statements
            Balance sheets.....................................F1
            Statements of Income ..............................F2
            Statements of Comprehensive Income.................F3
            Statements of Changes in Stockholders' Equity......F4
            Statements of Cash Flows...........................F5
            Notes to the Financial Statements..................F6
            Independent Auditor's Report.......................F21












              NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                   December 31, 2003 and 2002

                                                       2003           2002
                                               ------------  -------------
ASSETS
Cash and cash equivalents
Cash and due from banks                        $ 20,078,000   $ 14,717,000
Federal funds sold                               74,496,000     72,746,000
                                               ------------   ------------
                                                 94,574,000     87,463,000
Interest-bearing deposits in banks                        -        198,000
Investment securities available-for-sale            632,000        652,000
Federal Home Loan Bank (FHLB) stock, at cost      5,961,000      2,740,000
Federal Reserve Bank stock, at cost                 165,000        165,000
Loans, net                                      733,857,000    586,461,000
Premises and equipment                            1,586,000      1,361,000
Accrued interest receivable and other assets     11,451,000     10,340,000
                                               ------------   ------------
Total assets                                   $848,226,000   $689,380,000
                                               ============   ============
LIABILITIES
Deposits                                        658,320,000   $577,585,000
Accrued interest payable and other liabilities    3,162,000      3,281,000
FHLB advances                                   119,211,000     54,776,000
                                               ------------   ------------
Total liabilities                               780,693,000    635,642,000
                                               ------------   ------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value;
 10,000,000 shares authorized;
 none issued or outstanding                               -              -
Common stock, no par value;
 40,000,000 shares authorized;
 9,039,450 and 8,779,919 shares issued
 and outstanding in 2003 and 2002                34,653,000     27,529,000
Additional paid-in capital                        1,702,000        786,000
Accumulated other comprehensive income                2,000         10,000
Retained earnings                                31,176,000     25,413,000
                                               ------------   ------------
Total stockholders' equity                       67,533,000     53,738,000
                                               ------------   ------------
Total liabilities and stockholders' equity     $848,226,000   $689,380,000
                                               ============   ============

See accompanying notes.
Page F1

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2003, 2002 and 2001


                                              2003        2002        2001
                                       -----------  ----------  ----------
INTEREST INCOME
  Loans                                $43,750,000 $40,135,000 $42,644,000
  Federal funds sold and
   investment securities                   982,000   1,141,000   1,701,000
                                       -----------  ----------  ----------
    Total interest income               44,732,000  41,456,000  44,345,000
                                       -----------  ----------  ----------
INTEREST EXPENSE
  Interest on deposits                  12,787,000  15,101,000  20,618,000
  Interest on borrowings                 1,137,000     740,000     185,000
                                       -----------  ----------  ----------
    Total interest expense              13,924,000  15,841,000  20,803,000
                                       -----------  ----------  ----------
NET INTEREST INCOME                     30,808,000  25,615,000  23,542,000
PROVISION FOR LOAN LOSSES                  900,000     840,000     960,000
    Net interest income after
                                       -----------  ----------  ----------
     provision for loan losses          29,908,000  24,775,000  22,582,000
                                       -----------  ----------  ----------
NONINTEREST INCOME
  Service charges on deposits              556,000     546,000     430,000
  Gain on sale of loans                  1,387,000   1,015,000     545,000
  Other                                    951,000     773,000     702,000
                                       -----------  ----------  ----------
    Total noninterest income             2,894,000   2,334,000   1,677,000
                                       -----------  ----------  ----------
NONINTEREST EXPENSES
  Salaries and benefits                  8,837,000   6,981,000   6,154,000
  Occupancy                              1,223,000   1,114,000     957,000
  Equipment                                760,000     606,000     604,000
  Outside customer services                342,000     399,000     469,000
  Deposit and other insurance              352,000     329,000     299,000
  Professional fees                        394,000     360,000     247,000
  Advertising                              296,000     268,000     243,000
  Other administrative                   1,961,000   1,621,000   1,548,000
                                       -----------  ----------  ----------
    Total noninterest expenses          14,165,000  11,678,000  10,521,000
                                       -----------  ----------  ----------
INCOME BEFORE INCOME TAXES              18,637,000  15,431,000  13,738,000
PROVISION FOR INCOME TAXES               7,366,000   6,096,000   5,651,000
                                       -----------  ----------  ----------
NET INCOME                             $11,271,000  $9,335,000  $8,087,000
                                       ===========  ==========  ==========
EARNINGS PER COMMON SHARE                    $1.28       $1.07       $0.93
                                       ===========  ==========  ==========
EARNINGS PER COMMON SHARE,
 ASSUMING DILUTION                           $1.12       $0.94       $0.85
                                       ===========  ==========  ==========
See accompanying notes.
Page F2

                     NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  Years Ended December 31, 2003, 2002 and 2001

                                              2003        2002        2001
                                       -----------  ----------  ----------
NET INCOME                             $11,271,000  $9,335,000  $8,087,000
OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized holding gains (losses)
    arising during period                    4,000      16,000      (2,000)
  Reclassification adjustment for (gains)
   losses included in net income           (16,000)      2,000      (7,000)
                                       -----------  ----------  ----------
                                           (12,000)     18,000      (9,000)
  Income tax benefit expense)                4,000      (7,000)      4,000
                                       -----------  ----------  ----------
                                            (8,000)     11,000      (5,000)
                                       -----------  ----------  ----------
COMPREHENSIVE INCOME                   $11,263,000  $9,346,000  $8,082,000
                                       ===========  ==========  ==========
See accompanying notes.
Page F3

             NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          Years Ended December 31, 2003, 2002 and 2001

                                                                    Accumulated
                                     Common Stock      Additional         Other
                                ---------------------     Paid-in Comprehensive   Retained
                                   Shares      Amount     Capital Income (Loss)   Earnings          Total
                                --------- -----------   ---------- -----------   -----------    -----------
Balance, December 31, 2000      3,766,382 $18,267,000    $742,000    $4,000    $17,090,000    $36,103,000
5% stock dividend                 188,641   3,608,000           -         -     (3,608,000)             -
Stock options exercised
 including related tax benefit     18,240      71,000      44,000         -              -        115,000
Payout of fractional shares             -           -           -         -         (3,000)        (3,000)
Unrealized loss on securities,
 net of tax                             -           -           -    (5,000)             -         (5,000)
Net income                              -           -           -         -      8,087,000      8,087,000
                                --------- -----------   ----------   ------    -----------    -----------
Balance, December 31, 2001      3,973,263  21,946,000     786,000    (1,000)    21,566,000     44,297,000
5% stock dividend                 198,447   5,482,000           -         -     (5,482,000)             -
Stock options exercised             9,204     101,000           -         -              -        101,000
Payout of fractional shares             -           -           -         -         (6,000)        (6,000)
Unrealized gain on securities,
 net of tax                             -           -           -    11,000              -         11,000
Net income                              -           -           -         -      9,335,000      9,335,000
                                --------- -----------   ----------   ------    -----------    -----------
Balance, December 31, 2002      4,180,914  27,529,000     786,000    10,000     25,413,000     53,738,000
5% stock dividend                 208,781   5,501,000           -         -     (5,501,000)             -
Stock options exercised
 including related tax benefit    247,922   1,623,000      916,000        -              -      2,539,000
Payout of fractional shares             -           -            -        -         (7,000)        (7,000)
Unrealized gain on securities,
 net of tax                             -           -            -   (8,000)             -         (8,000)
Effect of two for one
 stock split                    4,401,833           -            -        -              -              -
Net income                              -           -            -        -     11,271,000     11,271,000
                                --------- -----------   ----------   ------    -----------    -----------
Balance, December 31, 2003      9,039,450 $34,653,000   $1,702,000   $2,000    $31,176,000    $67,533,000
                                ========= ===========   ==========   ======    ===========    ===========

See accompanying notes.
Page F4

             NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
            Years Ended December 31, 2003, 2002 and 2001

                                         2003           2002          2001
                                  -----------    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                       $11,271,000     $ 9,335,000   $ 8,087,000
Adjustments to reconcile net income
 to net cash from operating activities:
    Depreciation and amortization    524,000         437,000       423,000
    FHLB stock dividend             (165,000)        (64,000)      (35,000)
    Change in deferred income taxes (476,000)       (152,000)     (437,000)
    Provision for loan losses        900,000         840,000       960,000
    Gain on sales of loans        (1,387,000)     (1,015,000)     (545,000)
    Tax benefit from stock options
     exercised                       916,000               -        44,000
Changes in operating assets
 and liabilities:
    Net change in deferred loan
     fees and discounts             (626,000)       (538,000)     (957,000)
    Change in interest receivable
     and other assets               (635,000)     (1,050,000)       72,000
    Change in accrued interest
     payable and other liabilities  (120,000)        513,000      (252,000)
                                  -----------    -----------   -----------
      Net cash from operating
       activities                  10,202,000      9,321,000     7,905,000
                                  -----------    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of
   available-for-sale securities       13,000      1,000,000     3,650,000
  Net change in interest
   bearing deposits                   198,000        100,000       395,000
  Net increase in loans          (146,282,000)  (119,219,000)  (33,541,000)
                                  -----------    -----------    ----------
  Purchase of leasehold
   improvements and equipment, net   (750,000)      (765,000)     (524,000)
  Purchase of Federal Reserve
   Bank stock                               -         (2,000)       (3,000)
  Purchases of FHLB stock          (3,057,000)    (2,077,000)            -



  Purchase of available-for-sale
   securities                               -       (639,000)   (2,669,000)
                                  -----------    -----------   -----------
    Net cash from investing
     activities                  (149,878,000)  (122,617,000)  (33,237,000)
                                  -----------    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits           80,736,000     75,448,000    48,698,000
  Net change in FHLB advances      64,435,000     42,974,000     9,974,000
  Payout of fractional shares          (7,000)        (6,000)       (3,000)
  Proceeds from exercise of
   stock options                    1,623,000        101,000        71,000
                                  -----------    -----------   -----------
    Net cash from
     financing activities         146,787,000    118,517,000    58,740,000
                                  -----------    -----------   -----------
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                   7,111,000      5,221,000    33,408,000
CASH AND CASH EQUIVALENTS,
 beginning of year                 87,463,000     82,242,000    48,834,000
                                  -----------    -----------   -----------
CASH AND CASH EQUIVALENTS,
 end of year                      $94,574,000    $87,463,000   $82,242,000
                                  ===========    ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                      $13,984,000    $15,806,000   $21,098,000
    Income taxes                  $ 7,438,000    $ 6,190,000   $ 6,061,000

See accompanying notes.
Page F5

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES
Description of operations - Northern Empire Bancshares (the Company) is a bank holding company that conducts its business through its wholly-owned subsidiary, Sonoma National Bank (the Bank). The Bank is headquartered in Santa Rosa, California, and operates seven branches in suburban communities located throughout Sonoma County, California. Its primary source of revenues is derived from providing commercial and real estate loans to predominantly small and middle-market businesses. The Bank is a Preferred Lender under the Small Business Administration's (SBA) Loan Guarantee Program.

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

     Available-for-sale: Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available-for-sale. After amortization or accretion of any premiums or discounts, these assets are carried at fair value. Fair value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of tax as a separate component of stockholders' equity.

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

Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No. 123, the Company's net income and income per share would have been as follows:

Page F6

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         2003           2002          2001
                                  -----------    -----------   -----------
Net income for the year           $11,271,000    $ 9,335,000   $ 8,087,000
Compensation expense,
 net of tax effect                    150,000        354,000       347,000
                                  -----------    -----------   -----------
Pro forma net income              $11,121,000    $ 8,981,000   $ 7,740,000
                                  ===========    ===========   ===========
Earnings per share as reported         $ 1.28         $ 1.07        $ 0.93
Pro forma earnings per common share    $ 1.26         $ 1.02        $ 0.89
Earnings per share, assuming
 diltuion as reported                  $ 1.12         $ 0.94        $ 0.85
Pro forma earnings per common share,
 assuming dilution                     $ 1.10         $ 0.90        $ 0.81

The fair value of each option is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (no options were granted in 2003):

                                             2002         2001
                                         --------     --------
Dividends                                       5%           5%
Expected volatility                         16.51%       14.80%
Risk-free interest rate                      4.94         4.86
Expected life                            10 years     10 years

Premises and equipment - Premises and equipment are stated at cost and depreciated or amortized using the straight-line method over the shorter of the estimated useful lives of the assets, which are three to seven years, or the term of the applicable lease. Depreciation and amortization expenses for the years ended December 31, 2003, 2002 and 2001, were $524,000, $437,000 and $423,000.

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

Recent accounting pronouncements - The Financial Accounting Standards Board (FASB) has issued the following accounting pronouncements:

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE). It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either a) does not have equity investors with voting rights or b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual return. The provisions of interpretation No. 46 are required to be applied immediately to VIE's created after January 31, 2003. The Company does not have any VIE and accordingly the implementation of the Interpretation did not result in an impact on its financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of the Statement did not result in an impact on the Company's statement of financial position or results of operations.

Page F7

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company's statement of financial position or results of operations.

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

The Bank charges loan origination and commitment fees. Loan origination fees are deferred and amortized to interest income using the interest method. Loan commitment fees are amortized to interest income over the commitment period. The Bank incurs loan costs when originating some loans. These costs are deferred and expensed over the life of the loan. The deferred costs and fees are reported as net on the balance sheet.

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

Page F8

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance for loan losses is an estimate and actual losses may vary from these estimates. The estimate is reviewed periodically and adjustments, if necessary, are reported in earnings in the periods in which the adjustment becomes known.

Two for one stock split   The Board of Directors approved a two for one
split on the Company's common stock on October 21, 2003. The stock split has been reflected in the Statement of Shareholders' Equity during 2003. All other references to the number of shares authorized, issued and outstanding for 2003, 2002, and 2001 have been adjusted to reflect the stock split on a retroactive basis.

Earnings per share - Earnings per share (EPS) are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed by adjusting the common shares outstanding for the assumed conversion of all potentially dilutive stock options. The computation of basic and dilutive earnings per share is retroactively adjusted for all periods presented to reflect the change in the capital structure resulting from a two for one stock split and stock dividends.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                           Year Ended December 31,
                                  ----------------------------------------
                                         2003           2002          2001
                                  -----------    -----------   -----------
Basic:
Net income                        $11,271,000    $ 9,335,000   $ 8,087,000
                                  ===========    ===========   ===========
Weighted average common shares
 outstanding                        8,812,882      8,768,569     8,746,032
                                  ===========    ===========   ===========
Earnings per common share              $ 1.28         $ 1.07        $ 0.93
                                  ===========    ===========   ===========

Assuming dilution:
Weighted average common shares
 outstanding                        8,812,882      8,768,569     8,746,032
Stock options                       1,269,670      1,195,175       783,600
                                  -----------    -----------   -----------
                                   10,082,552      9,963,744     9,529,632
                                  ===========    ===========   ===========
Diluted earnings per common share      $ 1.12         $ 0.94        $ 0.85
                                  ===========    ===========   ===========

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

Federal Home Loan Bank system - As a member of the Federal Home Loan Bank
(FHLB), the Company is required to maintain an investment in the FHLB's capital stock. The investment is carried at cost. Interest rates on the advances from the FHLB currently range from 1.18% to 5.63% and mature through 2033. To collateralize these advances, the Bank has pledged loans to FHLB with outstanding principal balances of $282,234,000, which results in a borrowing capacity of $163,117,000.

Derivatives and hedging - The Bank's investment policy does not allow derivatives, interest swaps, caps, collars, or hedging investments.

Page F9

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE
As required by law, investment securities with a par value of $625,000 were pledged to secure deposits and borrowings. The securities held at December 31, 2003, mature April 2004.

                                                    Gross          Market
                                     Cost      Unrealized Gains     Value
                                  -----------    -----------   -----------
U.S. Government Agency
 Securities - December 31, 2003      $628,000        $ 4,000     $ 632,000
                                  ===========    ===========   ===========
U.S. Government Agency
 Securities - December 31, 2002      $636,000       $ 16,000     $ 652,000
                                  ===========    ===========   ===========

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank's lending activities are concentrated primarily in Northern California and in Arizona. There were no industry or borrower group concentrations at December 31, 2003 and 2002.

                                                       2003           2002
                                               ------------   ------------
Real estate loans - mortgage                   $495,538,000   $382,134,000
Real estate loans - construction                 26,271,000     32,412,000
Commercial loans                                214,000,000    173,325,000
Consumer installment loans                        6,185,000      6,445,000
                                               ------------   ------------
                                                741,994,000    594,316,000
Deferred loan fees and discount                    (838,000)    (1,466,000)
Allowance for loan losses                        (7,299,000)    (6,389,000)
                                               ------------   ------------
                                               $733,857,000   $586,461,000
                                               ============   ============

A summary of activity in the allowance for loan losses is as follows:

                                         2003           2002          2001
                                  -----------    -----------   -----------
Balance, beginning of year         $6,389,000     $5,616,000    $4,681,000
Provision for loan losses             900,000        840,000       960,000
Recoveries of previously
 charged-off loans                     10,000              -             -
Loans charged-off                           -        (67,000)      (25,000)
                                  -----------    -----------   -----------
                                   $7,299,000      $6,389,000    $5,616,000
                                  ===========    ===========   ===========

At December 31, 2003, there were nine loans totaling $1,274,000 in nonaccrual status, and there were nine loans totaling $3,035,000 in nonaccrual status at December 31, 2002. Interest foregone on these loans totaled $154,000 and $228,000, respectively. That portion of the allowance for loan losses associated with these nonaccrual loans was $64,000 and $256,000, respectively.

The Bank has the option to sell to outside investors the guaranteed portion of SBA loans while retaining the unguaranteed portion in its loan portfolio. The SBA guarantee is transferred to the buyer and the Bank retains the loan's servicing function. Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of SBA loans serviced for others were $49,505,000 and $40,256,000 guaranteed by the SBA at December 31, 2003 and 2002, of which the Bank's retained interests in those loans ranged from 10% to 54%. The balance of capitalized servicing rights included in other assets at

Page 10

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002, was $1,255,000 and $910,000. The fair value of these rights was determined using discount rates of 6.5% to 7% in 2003 and 7% in 2002 and prepayment speeds ranging from 6% to 15% depending upon the stratification of the specific right. The amortized servicing rights for the years ended December 31, 2003, 2002 and 2001, totaled $159,000, $77,000 and $65,000. Losses on these loans are shared between the Bank and the SBA on a pro rata basis. SBA guaranteed loans that could be sold in the future totaled $129,398,000 at December 31, 2003. The Bank serviced non-SBA loans for others totaling $22,703,000 and $31,199,000 in unpaid principal balances at December 31, 2003 and 2002. These loans are not included in the accompanying consolidated balance sheet, and there are no servicing assets associated with these loans.

NOTE 4 - PREMISES AND EQUIPMENT

                                                       2003           2002
                                               ------------   ------------
Leasehold improvements                           $1,590,000    $ 1,565,000
Furniture and equipment                           3,422,000      3,599,000
                                               ------------   ------------
                                                  5,012,000      5,164,000
Less accumulated depreciation and amortization    3,426,000      3,803,000
                                               ------------   ------------
                                                 $1,586,000     $1,361,000
                                               ============   ============
NOTE 5 - DEPOSITS
Certificates of deposit with balances of $100,000 or more totaled $172,555,000 and $149,897,000 at December 31, 2003 and 2002. Deposits
consist of the following:
                                                       2003           2002
                                               ------------   ------------
Noninterest-bearing                            $ 61,436,000   $ 50,632,000
Interest-bearing:
  Money market                                  142,611,000    144,594,000
  Savings                                         8,428,000      6,503,000
  Demand                                         41,835,000     23,783,000
  Certificates of deposit                       404,010,000    352,073,000
                                               ------------   ------------
                                               $658,320,000   $577,585,000
                                               ============   ============

Certificates of deposit are scheduled to mature as follows:
                          Year Ending December 31,
                          ------------------------
                                 2004                 $294,760,000
                                 2005                  108,882,000
                                 2006                            -
                                 2007                      368,000
                                 2008                            -
                                                      ------------
                                                      $404,010,000
                                                      ============
Page F11

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - FEDERAL HOME LOAN BANK (FHLB) ADVANCES

Contractual maturities and balances outstanding of FHLB advances are reflected in the following schedules. Advances from the FHLB are collateralized by qualifying first mortgage loans and government agency securities.

                             2003                           2002
                 --------------------------    --------------------------
                                  Interest                     Interest
Maturities             Amount      Rates             Amount     Rates
----------        -----------   -----------     -----------  -----------
Within one year   $87,266,000   1.18 - 1.36%    $30,000,000  1.54 - 2.92%
Two years          30,000,000   1.18 - 1.22%     23,000,000  1.36 - 1.94%
Five years          1,747,000   5.56 - 5.63%      1,776,000  5.56 - 5.63%
Over five years       198,000      4.67%                  -
                 ------------                   -----------
                 $119,211,000                   $54,776,000
                 ============                   ===========

                                                    2003         2002
                                             ------------  -----------
Maximum balance outstanding at any month end $119,211,000  $54,776,000
Average outstanding balance                    76,680,000   27,009,000
Weighted average interest rate                      1.48%        2.48%

NOTE 7 - INCOME TAXES
The components of the provision for federal and state income taxes are as follows:

                                         2003           2002          2001
                                  -----------    -----------   -----------
Provision for income taxes
  Federal                          $5,186,000     $4,803,000    $4,553,000
  State                             1,740,000      1,445,000     1,491,000
                                  -----------    -----------   -----------
                                    6,926,000      6,248,000     6,044,000
Change in deferred income taxes      (476,000)      (152,000)     (437,000)
Tax benefit from options exercised    916,000              -        44,000
                                  -----------    -----------   -----------
                                   $7,366,000     $6,096,000    $5,651,000
                                  ===========    ===========   ===========


Page F12

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory tax rates to the effective tax rates is as follows:

                                             2001     2002     2003
                                             ----     ----     ----
Federal income tax at statutory rate         34.4%    34.0%    34.0%
State taxes, net of federal
 income tax benefit                           6.1      6.7      6.7
Other, net                                   (1.0)    (1.2)     0.4
                                             ----     ----     ----
                                             39.5%    39.5%    41.1%
                                             ====     ====     ====

The components of net deferred tax assets are as follows:
                                                       2003           2002
                                               ------------   ------------
Loan loss reserves                               $2,929,000     $2,508,000
State taxes                                         553,000        531,000
Deferred compensation                               450,000        545,000
All others                                          146,000         18,000
                                               ------------   ------------
                                                 $4,078,000     $3,602,000
                                               ============   ============

NOTE 8 - STOCK OPTIONS

The Company's stock option plan provides for granting of nonqualified and qualified incentive stock options to directors and officers to purchase shares of the Company's stock. All shares covered by the options granted to date may be purchased at a price not less than the fair-market value on the date the option was granted. Options vest over three to five years and expire ten years from the date of grant. In accordance with the Plan, the number of shares subject to outstanding options are adjusted to prevent the dilutive effect of a stock dividends and the two for one stock split during 2003. The exercise price is reduced accordingly. No stock options were granted during the year ended December 31, 2003.

The following tables summarize the number of options granted and exercisable and the weighted average exercise prices and remaining contractual lives of the options:

                                                  2003              2002                2001
                                          -------------------  ----------------   -----------------
                                                     Weighted-         Weighted-          Weighted-
                                                      Average           Average             Average
                                                     Exercise          Exercise            Exercise
                                             Shares   Price      Shares   Price     Shares    Price
                                          ---------  ------   ---------  ------    -------   ------
Outstanding at beginning of year          1,193,237  $13.79   1,133,840  $14.27    861,225   $13.38
Granted                                           -       -      15,000  $28.25    242,350   $19.88
Options granted attributable to the
  stock dividend                             59,580  $13.13      56,525  $13.59     54,458   $19.13
Options granted attributable to the
  stock split                             1,224,493  $ 6.55           -       -          -        -
Forfeited                                  (16,186)  $ 8.97      (2,924)  17.57     (5,953)  $14.90
Exercised                                 (247,922)  $ 6.54      (9,204)  11.00    (18,240)   $3.89
                                         ---------            ---------          ---------
Outstanding at end of year               2,213,202   $ 6.57   1,193,237   13.79  1,133,840   $14.27
                                         =========            =========          =========

Page F13

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                   Weighted-
                      Weighted-    Average                       Weighted-
    Options            Average    Remaining        Options       Average
Outstanding at        Exercise  Contractual     Exercisable at   Exercise
December 31, 2003       Price      Life      December 31, 2003   Price
-----------------     --------- ------------ -----------------   ------
            2,730      $ 1.29          .2                2,730   $ 1.29
          124,030      $ 5.48         5.8              124,030   $ 5.48
        1,080,764      $ 5.75         5.6            1,080,764   $ 5.75
          455,628      $ 6.15         7.5              455,628   $ 6.15
           23,148      $ 7.15         7.8               13,889   $ 7.15
          495,402      $ 8.59         8.1              198,161   $ 8.59
           31,500      $13.45         8.5                6,300   $13.45
        ---------                                    ---------
        2,213,202      $ 6.57                        1,881,502   $ 6.57
        =========                                    =========
NOTE 9 - DEFERRED COMPENSATION
The Company has deferred compensation agreements with two key officers and three Board members. The agreements require the Company to provide annual benefits ranging from $75,000 to $100,000 for the officers and $13,000 to $46,000 for the Board members for 15 years after retirement or disability. In the event of death, the beneficiaries are to receive the benefits. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for the years ended December 31, 2003, 2002 and 2001, totaled $326,000, $336,000 and $182,000. The Company is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 2003 and 2002, the cash surrender value of these policies, which is included on the balance sheet in other assets, was $2,545,000 and $2,396,000.

NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) savings plan covering substantially all employees of the Company and the Bank. Employees who elect to participate are able to defer up to 15% of their annual salary, subject to limitations imposed by federal tax law. The Company makes matching contributions equal to 100% of each participant's elective deferral, up to a maximum of $1,200 per employee. Contributions by the Company for the years ended December 31, 2003, 2002 and 2001, were $96,000, $91,000 and $75,000.

NOTE 11 - RELATED-PARTY TRANSACTIONS

The Company has an operating lease with a major stockholder of the Company for office facilities. The lease expires in August 2004, with an option to extend the lease for an additional five years. Rental payments under this lease were $185,000, $181,000 and $168,000 for the years ended December 31, 2003, 2002 and 2001.

The Company has, and expects to have in the future, banking transactions in the ordinary course of business with directors,officers and their associates. Deposits held by directors and officers totaled $11,573,000 and $14,689,000 at the years ending December 31, 2003 and 2002. An analysis of the loans to related parties is as follows:

Page F14

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                       2003           2002
                                               ------------   ------------
Balance, beginning of year                      $10,757,000    $ 8,572,000
Additions                                         4,272,000     18,828,000
Principal reductions                             (8,702,000)   (16,643,000)
                                               ------------   ------------
                                                $ 6,327,000    $10,757,000
                                               ============   ============

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Bank is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Bank's daily demand deposit balances. Required deposits held with the Federal Reserve at December 31, 2003 and 2002, were $5,623,000 and $4,767,000.
The Company and the Bank have entered into operating leases for branches and office facilities that expire through May 2022. Two of the leases have options to extend the term for two additional five-year terms, and one lease has an option to extend the term for three additional five-year terms. Rental payments under these various leases were $712,000, $606,000 and $532,000 for the years ended December 31, 2003, 2002 and 2001. Total rental expense was $916,000, $836,000 and $706,000, respectively.

Future minimum non-cancelable lease payments are as follows:

                     Year Ending December 31,
                     -----------------------
                               2004            $ 1,102,000
                               2005              1,236,000
                               2006              1,173,000
                               2007              1,093,000
                               2008              1,087,000
                           Thereafter            4,760,000
                                               -----------
                                               $10,451,000
                                               ===========

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

Page F15

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                To Be Well
                                                                            Capitalized Under
                                                     For Capital            Prompt Corrective
                                Actual             Adequacy Purposes        Action Provisions
                        ---------------------    ---------------------    ---------------------
                           Amount                   Amount                    Amount
                       (in thousands)   Ratio   (in thousands)   Ratio   (in thousands)   Ratio
                       -------------    -----    ------------    -----    ------------    -----
At December 31, 2003:
Total Capital to
 Risk-Weighted Assets
    Consolidated           $ 74,707     11.7%       $ 50,909      8.0%       $ 63,637     10.0%
    Bank                   $ 72,765     11.4%       $ 50,905      8.0%       $ 63,632     10.0%
Tier 1 Capital to
 Risk-Weighted Assets
    Consolidated           $ 67,405     10.6%       $ 25,455      4.0%       $ 38,182      6.0%
    Bank                   $ 65,466     10.3%       $ 25,453      4.0%       $ 38,179      6.0%
Tier 1 Capital to
 Average Assets
    Consolidated           $ 67,405      8.4%       $ 24,021      3.0%       $ 31,818      5.0%
    Bank                   $ 65,466      8.2%       $ 24,019      3.0%       $ 40,032      5.0%

At December 31, 2002:
Total Capital to
 Risk-Weighted Assets
    Consolidated           $ 60,027     11.6%       $ 41,541      8.0%       $ 51,927     10.0%
    Bank                   $ 59,661     11.5%       $ 51,532      8.0%       $ 51,916     10.0%
Tier 1 Capital to
 Risk-Weighted Assets
    Consolidated           $ 53,638     10.3%       $ 20,771      4.0%       $ 31,156      6.0%
    Bank                   $ 53,272     10.3%       $ 20,766      4.0%       $ 31,149      6.0%
Tier 1 Capital to
 Average Assets
    Consolidated           $ 53,638      7.9%       $ 20,509      3.0%       $ 34,181      5.0%
    Bank                   $ 53,272      7.8%       $ 20,496      3.0%       $ 34,160      5.0%



At December 31, 2003, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 average ratios as set forth in the table above. Payment of dividends by the Bank is limited under regulation. The amount that can be paid in any calendar year without prior approval of the Office of the Comptroller of the Currency cannot exceed the lesser of net profits (as defined) for that year, plus the net profits for the preceding two calendar years, or retained earnings.

Page F16

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investment securities - The fair value of investment securities is based on quoted market prices. If quoted market prices are not available, then fair values are based on quoted market prices of comparable instruments. Included in investment securities are Federal Home Loan Bank and Federal Reserve Bank stock, which are carried at cost. The carrying amount is a reasonable estimate of fair market value.

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

FHLB Advances - The fair value is determined by discounting future cash flows using rates currently available for debt with similar terms and remaining maturities.

Off-balance sheet instruments - The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties.

Page 17

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Carrying Fair Carrying Fair

                                        December 31, 2003           December 31, 2002
                                  --------------------------  --------------------------
                                      Carrying          Fair      Carrying          Fair
                                        Amount         Value        Amount         Value
                                  ------------  ------------  ------------  ------------
Financial assets:
Cash and cash equivalents         $ 94,574,000  $ 94,574,000  $ 87,463,000  $ 87,463,000
Interest-bearing deposits in banks           -             -       198,000       199,000
Investment securities                6,758,000     6,758,000     3,557,000     3,557,000
Loans, net                         733,857,000   759,308,000   586,461,000   599,521,000
                                  ------------  ------------  ------------  ------------
                                  $835,189,000  $860,640,000  $677,679,000  $690,740,000
                                  ============  ============  ============  ============
Financial liabilities:
Deposits                          $658,320,000  $660,933,000  $577,585,000  $578,201,000
FHLB advances                      119,211,000   118,975,000    54,776,000    53,988,000
                                  ------------  ------------  ------------  ------------
                                  $777,531,000  $779,908,000  $632,361,000  $632,189,000
                                  ============  ============  ============  ============
Off-balance sheet financial instruments:
Commitments to extend credit      $          -  $ 56,811,000  $          -  $ 50,112,000


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

At December 31, 2003 and 2002, loan commitments totaled $56,507,000 and $48,035,000 and standby letters of credit totaled $304,000 and $2,077,000.

Page F18

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The condensed balance sheet of Northern Empire Bancshares (parent company only) as of December 31, 2003 and 2002, and statements of income and cash flows for each of the three years ended December 31, 2003, are as follows:

BALANCE SHEETS

                                                       2003           2002
                                               ------------   ------------
Assets
Cash and cash equivalents                       $ 1,898,000    $   312,000
Investment in Sonoma National Bank               65,594,000     53,372,000
Other assets                                         51,000         55,000
                                               ------------   ------------
Total assets                                    $67,543,000    $53,739,000
                                               ============   ============
Liabilities and Stockholders' Equity
Other liabilities                               $    10,000    $     1,000
Preferred stock, no par value;
 10,000,000 shares authorized;
 none issued or outstanding                               -              -
Common stock, no par value;
 40,000,000 shares authorized;
 9,039,450 and 8,779,919 shares
 issued and outstanding in
 2003 and 2002                                   34,653,000     27,529,000
Additional paid-in-capital                        1,702,000        786,000
Accumulated other comprehensive income                2,000         10,000
Retained earnings                                31,176,000     25,413,000
Total stockholders' equity                       67,533,000     53,738,000
                                               ------------   ------------
Total liabilities and stockholders' equity      $67,543,000    $53,739,000
                                               ============   ============

STATEMENTS OF INCOME

                                         2003           2002          2001
                                  -----------    -----------   -----------
Interest and other income         $     5,000    $     5,000   $     9,000
Administrative expenses               (47,000)       (39,000)      (38,000)
Income tax expense                     (1,000)        44,000        (1,000)
Equity in undistributed earnings
 of Sonoma National Bank           11,313,000      9,325,000     8,117,000
                                  -----------    -----------   -----------
Net income                        $11,270,000    $ 9,335,000   $ 8,087,000
                                  ===========    ===========   ===========
Page F19

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
                                         2003           2002          2001
                                  -----------    -----------   -----------
Cash flows from operating
 activities:
    Net income                    $11,270,000    $ 9,335,000   $ 8,087,000
Adjustments to reconcile net
 income to net cash from
 operating activities:
    Changes in other assets             4,000         (3,000)            -
    Change in other liabilities         9,000        (41,000)            -
    Equity in undistributed
     earnings                     (11,313,000)    (9,325,000)   (8,117,000)
                                  -----------    -----------   -----------
Net cash from operating activities    (30,000)       (34,000)      (30,000)
                                  -----------    -----------   -----------
Cash flows from financing activities:
    Payout of fractional shares        (7,000)        (6,000)       (3,000)
    Proceeds from exercise of
     stock options                  1,623,000        101,000        71,000
                                  -----------    -----------   -----------
Net cash from financing
  activities                        1,616,000         95,000        68,000
Net change in cash and
 cash equivalents                   1,586,000         61,000        38,000
Cash and cash equivalents,
 beginning of year                    312,000        251,000       213,000
                                  -----------    -----------   -----------
Cash and cash equivalents,
 end of year                      $ 1,898,000    $   312,000   $   251,000
                                  ===========    ===========   ===========
Page F20

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Northern Empire Bancshares and Subsidiary


We have audited the accompanying consolidated balance sheets of Northern Empire Bancshares and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northern Empire Bancshares and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Moss Adams LLP
Santa Rosa, California
January 16, 2004










ITEM 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

None.
ITEM 9 A.   Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures, as defined in Securities Exchange Act Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Corporation which is required to be included in the Corporation's periodic Securities and Exchange Commission filings. No change in internal control over financial reporting, as defined in Securities Exchange Act Rule 15d-15(f), occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect the Corporation's internal control over financial reporting.


                                   Part III

ITEM 10.     Directors and Executive Officers of the Registrant

The following are the directors and executive officers of the Corporation and the Bank:


Name and Positions with the              Principal Occupation
Corporation and the Bank           Age   During the Past Years
---------------------------        ---   ---------------------

Deborah A. Meekins,                51    President and Chief Executive
President & Chief Executive              Officer of the Bank since
Officer of the Bank and of the           February 1991.President and
Corporation, Director of the Bank        Chief Executive Officer of the
                                         Corporation since December 2003.



Clement C. Carinalli               58    Retired CPA, local
Director of the Corporation              business man, rancher and real
and the Bank                             estate investor.



Patrick R. Gallaher,               58    Certified Public Accountant
Secretary of the Corporation             and local businessman; major
and Director of the Corporation          shareholder in Oakmont
and the Bank                             Developers, a Santa Rosa
                                         development company.



William E. Geary,                  75    Senior Partner in Geary, Shea
Director of the Corporation              & O'Donnell, a Santa Rosa
and the Bank                             law firm.



Dennis R. Hunter,                  61    Real estate investor and
Chairman of the Board of the             developer in Santa Rosa;
Corporation and Vice Chairman of         principal in Investment
the Board of the Bank                    Development Fund, a venture
                                         capital fund; a director of
                                         Pinnacle Oil International, Inc.

James B. Keegan, Jr.,              55    Partner in Keegan & Coppin
Vice-Chairman & Director of              Company, a Santa Rosa real
the Corporation and Chairman of          estate brokerage and
the Board of the Bank                    development firm, since 1976.



Robert V. Pauley,                  59    A commercial properties
Director of the Corporation              manager; trader of futures and
                                         options contracts in Chicago
                                         and other international market
                                         exchanges.



David F. Titus,                    51    Executive Vice President &
Executive Vice President &               Senior Loan Officer of the Bank
Senior Loan Officer and                  since January, 1995. Senior
Director of the Bank                     Vice President & Senior Loan
                                         Officer of the Bank from August
                                         1991 to January, 1995.



Larry V. Sorensen,                 44    Executive Vice President of
Executive Vice President &               Corporate Development of the
Corporate Development Officer            Bank since May 2002; Finance
of the Bank                              Director of Corrigo Inc.; and,
                                         Vice President of Corporate
                                         Development of Golden West
                                         Financial Corporation.



JoAnn Barton,                      50    Senior Vice President and Senior
Senior Vice President & Senior           Operations Administrator of the
Operations Officer of the Bank           Bank since March 1992; from
                                         November 1985 Vice President
                                         and Senior Operations
                                         Administrator of the Bank.



Jane M. Baker                      57    Senior Vice President and Chief
Senior Vice President & Chief            Financial Officer of the Bank
Financial Officer of the Bank and        since August 1995; Vice
Chief Financial Officer of the           President and Chief Financial
Corporation                              Officer of the Bank since August
                                         1992.Chief Financial Officer of
                                         the Corporation since
                                         December 2003.



Each of the directors of the Corporation has served as a director since the initial organization of the Corporation in 1982, except for Patrick
R. Gallaher who was elected on May 19, 1992 and Clement C. Carinalli who served from 1982 until 1992 and from 1996 to date.

William E. Geary, Dennis R. Hunter, James B. Keegan, Jr. and Robert V. Pauley have served as directors of the Bank since the initial organization of the Bank in 1984. Clement C. Carinalli served from 1984 to 1992 and from 1996 to date. Deborah A. Meekins was appointed in August 1990; Patrick R. Gallaher was appointed in December 1991 and David F. Titus was appointed in June 2001. As the sole shareholder of the Bank, the Corpora-tion elects the directors of the Bank.

The Board of Directors does not have a member who meets the requirements for a financial expert, but the Board feels that there are several of its directors who are qualified in financial matters because of training in accountancy and business and because of numerous years serving on the Board of the Corporation and the Bank. Patrick Gallaher is the Chairman of the Audit Committee of the Corporation and the Bank. Mr. Gallaher is a retired businessman and certified public accountant.



Code of Ethics

The Corporation and the Bank has adopted a financial code of ethics for senior financial officers. This code of ethics is presented as Exhibit 14 to this document.



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



                               Summary Compensation Table
(dollars in thousands)
                                  Annual Compensation               Long-term Compensation
                                  -------------------               -----------------------
                                                                                           Long
                                                                                           term
                                                           Other                Options    Incen-
                                                           Annual   Restrict-   (No. of    tive     All
Name and                                                   Compen-   ed stock    Shares)   Plan    Other
Principal Position           Year      Salary    Bonus     sation     award        (2)    payouts   (1)
------------------           ----      ------    -----     ------    -------     ------   -------  -----
Deborah A. Meekins,          2001       $181     $152       -          -         48,618      -      $67
President, Chief Executive   2002        182      155       -          -                            139
Officer of the Corporation   2003        243      135       -          -                            128
and Bank and Director
of the Bank


David F. Titus,              2001        123      106       -          -         34,726      -       55
Executive Vice President,    2002        160       86       -          -                     -      113
Senior Loan Officer          2003        177       99       -          -                     -      105
and Director of the Bank


Larry V. Sorensen,
Executive Vice President,    2002         89       17       -          -         31,500      -        4
Corporate Development        2003        154       51       -          -                     -        7
Officer of the Bank


JoAnn Barton,                2001        103       20       -          -            -        -        5
Senior Vice President,       2002         99       19       -          -                     -        5
Senior Operations Officer    2003         84       16       -          -                     -        5
of the  Bank


Jane M. Baker,               2001        103       20       -          -            -        -        5
Senior Vice President,       2002        106       21       -          -                     -        5
Chief Financial Officer      2003        110       28       -          -                     -        5
of the Bank and Chief
Financial Officer of the
Corporation

     (1)  Includes contribution by the Bank for the benefit of the named officer pursuant to the
          Bank's 401(k) plan, auto allowances and accrued expenses incurred with respect to the
          Salary Continuation Agreement for Ms .Meekins and Mr. Titus, as described below.
     (2)  Adjusted for stock dividends and 2 for 1 stock split.


Salary Continuation Agreements

The Bank has deferred compensation agreements with Deborah A. Meekins, President and Chief Executive Officer, and David F. Titus, Executive Vice President and Senior Loan Officer. Under these agreements, the Bank is obligated to provide for them or their beneficiaries, during a period of 15 years after the employee's death, disability, or retirement, annual benefits ranging from $75,000 to $100,000. Benefits are also provided to the officer if he/she resigns following a change in control or if he/she voluntarily resigns after June 1, 1995. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until their expected retirement dates. The accrued expense is included in Other Liabilities in the financial statements. The Bank is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 2003, the total cash surrender value of these policies was $1,174,000, which is included in other assets.



Stock Option Plan

Neither the Corporation nor the Bank award restricted stock or have long term incentive plans, other than the Corporation's 1984 and 1997 Stock Option Plans. The 1984 Plan expired in February 1994. Options for a total of 2,730 shares (to an officer of the Bank) granted under the 1984 Plan remained outstanding at December 31, 2003. These options were exercised in January 2004 since they would have expired in February 2004. Options for a total of 2,210,472 shares (1,638,948 to all directors of the Corporation and 571,524 shares to forty-two officers and employees of the Bank) are outstanding under the 1997 Plan as of December 31, 2003. As of December 31, 2003 options for a total of 2,213,202 shares (1,638,948 to all directors of the Corporation and 574,254 shares to forty-two officers and employees of the Bank) were outstanding.

No options were granted in 2003.

The following sets forth information regarding all options held by the named executive officers as of December 31, 2003 and options exercised during 2003:

                        Aggregated Year-End Option Exercises and Values
                                                                            December 31, 2003
                                                        --------------------------------------------------
                                                         Number of Securities
                       Shares                           Underlying Unexercised        Value of Unexercised
                     acquired on   Value realized    Options (No. of Shares) (1)           Options (2)
Name                 exercise (#)       ($)          Exercisable/ Unexercisable    Exercisable/Unexercisable
Deborah A. Meekins       0               0                 231,755 / 29,171             $2,620,761/$254,180
David F. Titus           0               0                  52,174 / 20,836               $573,373/$181,551
Larry V. Sorensen        0               0                   6,300 / 25,200                $24,240/ $96,960
JoAnn Barton             0               0                  19,702 /  4,630               $221,199/ $46,973
Jane M. Baker            0               0                  22,432 /  4,630               $264,920/ $46,973

(1)  Adjusted for stock dividends issued since date of the option grant.
(2) Calculated based on the difference between the fair market value of the stock and the exercise price of the options, as of December 31, 2003.





Compensation of Outside Directors

During 2003 outside directors of the Bank (including directors who serve as executive officers of the Corporation) received director fees as follows: $1,500 for each monthly board meeting attended, $500 per executive committee, Audit committee and ALCO and $250 per all other committee meetings attended. The Chairman of the Board of the Bank receives a fee of $2,000 per month in addition to the committee fees described above. The Corporation does not pay directors' fees at this time, and does not plan to in the near future.

Outside directors were eligible to receive options under the Corporation's 1984 Stock Option Plan and are also eligible to receive options under the 1997 Stock Option Plan. See "Item 12, Security Ownership of Certain Beneficial Owners and Management." During 2003 and 2002 there were no options granted to directors. Directors of the Corporation exercised options for 241,860 shares during 2003. None were exercised by directors of the Corporation during the year 2002. Outside directors held on December 31, 2003 options for 1,638,948 shares, which options had an estimated value of $17,849,000 based on the difference between the fair market value of the stock as of that date and the exercise price of the options.


The Corporation has deferred compensation agreements with directors Patrick R. Gallaher, William Geary, and James B. Keegan, Jr. Under each of these agreements, the Corporation is obligated to provide for the director or his beneficiaries, during a period of between 10 to 15 years after the director's death, disability or retirement, annual benefits ranging from $13,000 to $55,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates. The Corporation had deferred compensation agreements with William P. Gallaher Which ended when his accrued deferred compensation was paid to him in December 2003. The Corporation is beneficiary of life insurance policies that have been purchased as a method of financing the benefits. At December 31, 2003, the total cash surrender value of these policies was $1,371,000, which is included in other assets.


ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

Other than as set forth below, the Corporation knows of no person who is the beneficial owner of more than 5.0% of the Corporation's outstanding shares as of December 31, 2003.

The following sets forth the numbers of shares of common stock beneficially owned by each director of the Corporation and the Bank and by the Directors and executive officers of the Corporation and the Bank as a group, as of December 31, 2003. The numbers of shares beneficially owned include the numbers of shares which each person has the right to acquire within 60 days upon exercise of stock options granted pursuant to the Corporation's Stock Option Plans. The percentages of shares owned beneficially are calculated, pursuant to SEC Rule 13d-3(d) (1), based on the number of shares presently outstanding plus the number of shares which the person or group has the right to acquire within 60 days.




                                Number of Shares
               Name            Beneficially Owned               Pct

Clement C. Carinalli                  406,943   (1)              3.7%
Patrick R. Gallaher                   393,555   (2)              3.6
William E. Geary                      629,405   (3)              5.8
Dennis R. Hunter                      462,572   (4)              4.2
James B. Keegan, Jr.                  445,728   (5)              4.1
Deborah A. Meekins                    329,773   (6)              3.0
Robert V. Pauley                      544,727   (7)              5.0
David Titus                            63,518   (8)              0.6
JoAnn Barton                           76,500   (9)              0.7
Jane M. Baker                          27,834  (10)              0.3
Larry V. Sorensen                       6,300  (11)              0.1
                                     --------                   ----
Directors and Executive Officers
as a group (11 persons)             3,386,855                   31.1%
                                    =========                   ====


     (1) Including 243,585 shares issuable to Mr. Carinalli upon the exercise of stock options exercisable within 60 days.
     (2) Including 243,585 shares issuable to Mr. Gallaher upon the exercise of stock options exercisable within 60 days, 149,008 shares held in Mr. & Mrs. Gallaher's trust and 962 shares owned by a child living at home.
     (3) Including 243,585 shares issuable to Mr. Geary upon the exercise of stock options exercisable within 60 days, 81,784 shares held in Mr. Geary's profit sharing plan, 249,196 shares held in Mr. & Mrs. Geary's trust, 33,680 shares held by Geary, Shea, O'Donnell Grattan's profit sharing account and 21,160 shares held in a trust account for which Mr.Geary serves as trustee but does not have a beneficial interest.
     (4) Including 277,332 shares issuable to Mr. Hunter upon the exer-cise of stock options exercisable within 60 days and 88,280 shares held in trust accounts for which Mr. Hunter serves as trustee but does not have a beneficial interest and 66,112 shares held by Redwood Equities, LLC.
     (5) Including 261,332 shares issuable to Mr. Keegan upon the exercise of stock options exercisable within 60 days, 45,046 shares in Mr. Mrs. Keegan's trust, 115,364 shares held by Keegan & Coppin Company, Inc., 19,242 shares held by the Keegan & Coppin Profit Sharing Plan and 4,698 held in trust accounts for which Mr.Keegan is trustee or held in accounts for the benefit of his children.
     (6) Including 241,479 shares issuable to Ms. Meekins upon the exercise of stock options exercisable within 60 days.
     (7) Including 243,585 shares issuable to Mr.Pauley upon the exercise of stock options exercisable within 60 days and 25,082 shares held by Mrs.Pauley.
     (8) Including 59,120 shares issuable to Mr. Titus upon the exercise of stock options exercisable within 60 days.
     (9) Including 19702 shares issuable to Ms. Barton upon the exercise of stock options exercisable within 60 days.
    (10) Including 22,432 shares issuable to Ms. Baker upon the exercise of stock options exercisable within 60 days and 3,828 held in Ms. Baker's trust account and 1,574 held in Ms. Baker's 401k account.
    (11) Including 6,300 shares issuable to Mr. Sorensen upon the exercise of stock options exercisable within 60 days.

The business addresses of each of the above individuals is c/o Northern Empire Bancshares, 801 Fourth Street, Santa Rosa, CA 95404



ITEM 13.     Certain Relationships and Related Transactions

The Bank leases facilities for the loan department and some administrative offices from a major shareholder of the Corporation. Total rental expense on this lease for the year ended December 31, 2003, 2002 and 2001 was $185,000, $181,000 and 168,000 respectively.

The Bank has had in the ordinary course of business, and expects to have in the future, banking transactions with its directors, officers and their associates, including transactions with corporations of which such persons are directors, officers or controlling shareholders. The transactions involving loans have been and will be entered into with such persons in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. At December 31, 2003, loans by the Bank to directors, officers and their associates totaled approximately $6,327,000, constituting 0.9% of total loans, 9.6% of the Bank's shareholders' equity and 9.4% of the consolidated shareholders' equity of the Corporation.

Loans to insiders, such as officers, directors, and certain other persons are subject to the limitations and requirements of the Financial
Institutions Regulatory and Interest Rate Control Act of 1978 and regulations thereunder.



Item 14.    Principal Accounting Fees and Services

The following schedule summarizes the amounts paid to the Corporation's auditors for accounting services during the past two years.


(in thousands)               2003            2002
                             ----            ----
Audit fees                   $120             $79
Audit related fees              0               4
Tax fees                       34              34
All other fees                  0               0
                             ----            ----
                             $154            $117
                             ====            ====

The Corporation and Bank's Audit Committee met in 2003 with the accountant Moss Adams, LLC, and approved their engagement to perform audit and tax services before the accountant was engaged to render audit and non-audit services. The aggregate amount of all non-audit services performed by the accountant during 2003 amounted to 22.1% of the total fees paid by the Corporation and Bank to the accountant for the year.





               Part IV

ITEM 15.     Exhibits, Financial Statement Schedules, and Reports on
               Form 10-K

     (1)       1.   All Financial Statements.
                    See item 8.

     (2)       2.   Financial Statement Schedules.
                    None required
     (3)       3.   Exhibits

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

             (c) Certificate of Amendment to Articles of Incorporation, filed December 1, 2003, (with respect to stock split)

             (d) Restated Articles of Incorporation (with all amendments).

             (e) Amendment to the Bylaws of the Corporation and revised Bylaws (filed as Exhibit (3)(d) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended

                    December 31,1994, file number 2-91196, and incorporated herein by this reference).

             (f)    Secretary's certificate of Amendment to the Bylaws of

                    the Corporation and revised Bylaws (filed as exhibit
                    (3)(e) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1997, file number 2-91196, and incorporated herein by this reference).


    (10)     (a)    Lease for Bank Premises at 801 Fourth Street, Santa
                    Rosa, California (filed as Exhibit 10.2 to the
                    Corporation's S-2 Registration Statement, filed
                    September 11, 1992, file number 2-91196, and incorporated herein by this reference).

             (b)* Stock Option Plan (filed as Exhibit 10.2 to the Corporation's S-1 Registration Statement, filed May 18

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

             (f)* Indemnification Agreements between Dennis R.Hunter and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(i) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992, file number 2-91196, and incorporated herein by this reference).

             (g)* Indemnification Agreements between Robert V.Pauley and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(j) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992, file number 2-91196, and incorporated herein by this reference).


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

             (k)* Indemnification Agreement between Deborah A.Meekins and Sonoma National Bank (filed as Exhibit (10)(p) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1992, file number 2-91196, and incorporated herein by this reference).

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

             (n) Lease for premises in Lakeside Village Shopping Center Windsor, California, dated March 1,1993 (filed as Exhibit (10.15) to the Corporation's Amendment No. 1 to Form S-2 Registration Statement, File No. 33-60566, filed May 13, 1993, file number 33-60566, and incorporated herein by this reference).

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

             (u) Lease for Loan and Administration Offices at 815 Fifth Street, Santa Rosa, California, dated February 24, 1998 (filed as Exhibit (10)(w) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31,1997, file number 2-91196, and incorpor-ated herein by this reference).

             (v)* Indemnification Agreements between William P. Gallaher and Northern Empire Bancshares (filed as Exhibit (10)
                    (a) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter Ended June 30,1998, file number 2-91196, and incorporated herein by this reference).

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

             (y) Lease for West College Branch in G & G Market at 1211A West College Avenue, Santa Rosa, California, dated June 30, 1998(filed as Exhibit (10)(y) to the Corpor-ation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1998, file number 2-91196, and incorporated herein by this reference).

             (z) Lease for Petaluma College Branch in G & G Market at 701-B, Petaluma, California, dated November 1, 2000 (filed as Exhibit (10)(z) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, file number 2-91196, and incorporated herein by this reference).

            (aa) Lease for Sonoma Branch at 135 West Napa Street, Sonoma, California, dated April 5, 2002. (filed as Exhibit (10)(a) to the Corporation's Quarterly Report on Form 10-Q for the Quarter Year Ended March 31, 2002 file number 2-91196, and incorporated herein by this reference).

            (bb) Lease for Operations Center at 1650 Northpoint Parkway Santa Rosa, California, dated February 1, 2001.
                    (filed as Exhibit (10)(aa) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended
                    December 31, 2000, file number 2-91196, and
                    Incorporated herein by this reference).

            (cc) Lease for Administrative Offices and the Loan Department at 3558 Round Barn Boulevard, Santa Rosa, California, dated October 14, 2003(filed as Exhibit
                    (10)(bb)to the Corporation's Quarterly Report on Form 10-Q for the Quarter Year Ended September 30, 2003 file number 2-91196, and incorporated herein by this reference).

            (dd) Lease for the Main Branch at 801 Fourth Street, Santa Rosa, California, dated December 17, 2003.

            *Management contract or compensation plan or arrangement.


        (14)        Code of Ethics

        (21) Subsidiaries of the Corporation (filed as Exhibit 22 to Post Effective Amendment No. 5 to the Corporation's S-1 Registration Statement, filed May 29, 1987, File No 2-91196 and incorporated herein by this reference).

        (23)        Consent of Moss Adams, LLP

        (31)        Rule 13a-14(a)/15d-14(a) Certifications

        (32)        Section 1350 Certifications

    (b)  Reports on Form 8-K

                  Form 8-K, filed on January 21, 2004, reporting, under
                  Item 9, fourth quarter of 2003 financial results.

         Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non Reporting Issuers.


Four copies of the Registrant's 2003 Annual Report to Security Holders will be furnished to the Commission for its information when it is sent to the security holders.


The Registrant's Proxy Materials for the 2004 Shareholders' Meeting have not yet been sent to the Security Holders. Copies of the Proxy materials will be furnished to the Commission for its information when they are sent to the security holders.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Northern Empire Bancshares

                       By  /s/ Deborah A. Meekins
                         ----------------------------
                       Deborah A. Meekins
                       President & Chief Executive Officer

                       Date   March 2, 2004
                            -----------------
                       By  /s/ Jane M. Baker
                         ----------------------------
                       Jane M. Baker
                       Chief Financial Officer


                       Date   March 2, 2004
                            -----------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ Dennis R. Hunter                            Date  March 2, 2004
-----------------------------                           -------------
Dennis R. Hunter
Chairman of the Board of Directors


  /s/ James B. Keegan, Jr.                        Date  March 2, 2004
-----------------------------                           -------------
James B. Keegan, Jr.
Vice Chairman of the Board of Directors


  /s/ Patrick R. Gallaher                         Date  March 2, 2004
-----------------------------                           -------------
Patrick R. Gallaher,
Secretary and Director


  /s/ Robert V. Pauley                            Date  March 2, 2004
----------------------------                            -------------
Robert V. Pauley,
Director


  /s/ Clement C. Carinalli                        Date  March 2, 2004
----------------------------                            -------------
Clement C. Carinalli,
Director


  /s/ William E. Geary                            Date  March 2, 2004
----------------------------                            --------------
William E. Geary,
Director