Form 10-Q
period 2004-03-31
NORTHERN EMPIRE BANCSHARES
filed 2004-05-06
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2004

                                    OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number 2-91196


                      NORTHERN EMPIRE BANCSHARES
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)

          California                              94-2830529
-------------------------------        ----------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)


          801 Fourth Street, Santa Rosa, California      95404
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:  Common Stock, no par value.
      Outstanding shares as of March 31, 2004:    9,110,704

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

ASSETS                                 March 31, 2004    December 31, 2003
                                        (unaudited)

Cash and equivalents:
   Cash and due from banks                   $ 18,356             $ 20,078
   Federal funds sold                          87,552               74,496
                                             --------             --------
       Total cash and equivalents             105,908               94,574
Investment securities available-for-sale          625                  632
Federal Home Loan Bank (FHLB) stock, at cost    7,005                5,961
Federal Reserve Bank stock, at cost               165                  165
Loans receivable, net                         776,901              733,857
Leasehold improvements and equipment, net       1,588                1,586
Accrued interest receivable and other assets   12,321               11,451
                                             --------             --------
       Total assets                          $904,513             $848,226
                                             ========             ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits                                  $688,245             $658,320
   Accrued interest payable and other
     liabilities                                5,546                3,162
   FHLB Advances                              139,203              119,211
                                             --------             --------
       Total liabilities                      832,994              780,693
                                             --------             --------
Shareholders' equity:
   Common stock, no par value; authorized,
   40,000,000 shares; shares  issued and
   outstanding, 9,566,239 at March 31, 2004
   and 9,491,422 at December 31, 2003
   (restated for 5% stock dividend)            35,060               34,653

   Additional paid-in-capital                   1,702                1,702
   Accumulated other comprehensive income           -                    2
   Retained earnings                           34,757               31,176
                                             --------             --------
       Total shareholders' equity              71,519               67,533
                                             --------             --------
          Total liabilities and shareholders
          equity                             $904,513             $848,226
                                             ========             ========

               See Notes to Consolidated Financial Statements

                 NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                              Three months ended March 31,
(dollars in thousands, except                      2004             2003
per share data)

Interest income:
   Loans                                         $12,042           $10,386
   Federal funds sold and investment securities      249               214
                                                 -------           -------
       Total interest income                      12,291            10,600
Interest expense                                   3,333             3,574
                                                 -------           -------
       Net interest income before provision
       for loan losses                             8,958             7,026
Provision for loan losses                            225               300
                                                 -------           -------
       Net interest income after provision for
       loan losses                                 8,733             6,726
                                                 -------           -------
Other income:
   Service charges                                   177               198
   Gain on sale of loans                             451               357
   Other                                             347               164
                                                 -------           -------
       Total other income                            975               719
                                                 -------           -------
Other expenses:
   Salaries and employee benefits                  2,413             1,961
   Occupancy                                         306               299
   Equipment                                         201               176
   Business development & advertising                143               134
   Outside customer services                          93                84
   Shareholder & director expenses                    59                94
   Deposit and other insurance                       111                91
   Professional fees                                 104               101
   Other                                             321               292
                                                 -------           -------
       Total other expenses                        3,751             3,232
                                                 -------           -------
          Income before income taxes               5,957             4,213
Provision for income taxes                         2,376             1,657
                                                 -------           -------
          Net income                             $ 3,581           $ 2,556
                                                 =======           =======
Earnings per common share                        $  0.38           $  0.28
                                                 =======           =======
Earnings per common share assuming dilution      $  0.33           $  0.24
                                                 =======           =======
               See Notes to Consolidated Financial Statements



                 NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                             Three months ended March 31,
(dollars in thousands)                              2004            2003
Cash flows from operating activities:
   Net income                                    $  3,581        $  2,556
   Adjustments to reconcile net income to
   net cash from operating activities:
      Provision for loan losses                       225             300
      Depreciation and amortization                   139             125
      FHLB Stock dividends                           (165)            (27)
      Change in deferred income taxes                   -             130
      Gain on sale of loans
   Changes in operating assets and liabilities:
      Change in deferred loan fees and discounts       58              (6)
      Change in interest receivable and other
        assets                                       (870)           (244)
      Change in accrued interest payable and
        other liabilities                           2,385             862
                                                 --------        --------
         Net cash provided by operating
         activities                                 5,353           3,696
Cash flows from investing activities:
   Proceeds from maturity of available for
     sale securities                                    5               3
   Purchase of FHLB stock                            (879)         (1,003)
   Net increase in loans receivable               (43,327)         (7,443)

   Purchase of leasehold improvements and
     equipment, net                                  (140)           (188)
                                                 --------        --------
        Net cash used by investing activities     (44,341)         (8,631)
Cash flows from financing activities:
   Net change in deposits                          29,924          (7,396)
   Net change in FHLB advances                     19,992           9,994
   Proceeds from exercise of stock options            406               -
                                                 --------        --------
       Net cash from financing activities          50,322           2,598
Net change in cash and cash equivalents           (11,334)         (2,337)
Cash and cash equivalents, at beginning of year    94,574          87,463
                                                 --------        --------
Cash and cash equivalents, at end of period      $105,908        $ 85,126
                                                 ========        ========
Supplemental cash-flow information:
   Interest paid                                 $  3,189        $  3,619
                                                 ========        ========
   Income taxes paid                             $      2        $    382
                                                 ========        ========
              See Notes to Consolidated Financial Statements


               Northern Empire Bancshares and Subsidiary
               Notes to Consolidated Financial Statements
                             March 31, 2004

Note 1 - Basis of Presentation

The unaudited financial information contained in this report reflects all adjustments which, in the opinion of Management, are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at March 31, 2004 and the results of operations for the three months then ended. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results to be anticipated for the year ended December 31, 2004.

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

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2003 Annual Report on Form 10-K.

Note 2 - Net Income per Common and Common Equivalent Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Corporation's common stock throughout the period adjusted for the impact of the 5% stock dividends declared on March 16, 2004 and April 1, 2003 and the two for one stock split to shareholders of record on December 1, 2003. The Corporation's EPS data is as follows:


                                       For the three months                       For the three months
                                       ended March 31, 2004                       ended March 31, 2003
                             --------------------------------------        -----------------------------------
                                                               Per                                         Per
                               Income/          Shares/       Share          Income/       Shares/       Share
                              Numerator       Denominator     Amount        Numerator    Denominator     Amount
                             ----------       -----------     ------       ----------    -----------     ------
Net Income                   $3,581,000                                    $2,556,000
                             ==========                                    ==========
EPS - Income available to
 common stockholders         $3,581,000       9,540,088       $0.38        $2,556,000     9,218,916       $0.28
                             ==========                       =====        ==========                     =====
Effect of Dilutive
 Securities - Stock Options                   1,474,100                                   1,240,814
                                             ----------                                  ----------
EPS assuming dilution
 -Income available to
 common stockholders plus
 assumed conversion          $3,581,000      11,014,189       $0.33        $2,556,000    10,459,730       $0.24
                             ==========      ==========       =====        ==========    ==========       =====


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

As of January 1, 2003 the Company adopted the disclosure requirements of SFAS 148, Accounting for Stock Based Compensation, which amends accounting principals Board ("APB") No. 25 by adding to the list of disclosures to be made for interim periods.

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

                                   For the three months ended March 31,
(In thousands)                              2004                2003
                                            ----                ----
Net Income for the period                  $3,581              $2,556
Compensation expense, net of tax effect        17                  38
                                           ------              ------
Proforma net income                        $3,564              $2,518
                                           ======              ======
Proforma earnings per common share          $0.37               $0.27
Proforma earnings per common share,
   assuming dilution                        $0.32               $0.24

No options were granted in the first quarter of 2004 or 2003.


Note 4 - Comprehensive Income

The Corporation's total comprehensive earnings presentation is as follows:

                                   For the three months ended March 31,
(In thousands)                              2004                2003
                                            ----                ----
Net Income                                 $3,581              $2,556
                                           ------              ------
Other Comprehensive income (loss):
  Change in unrealized holding gain
  (losses) arising during the period           (2)                 (3)
  Income tax benefit (expense)                  -                   1
                                           ------              ------
                                               (2)                 (2)
                                           ------              ------
Comprehensive income                       $3,579              $2,554
                                           ======              ======

Note 5 - Common Stock Dividend

On March 16, 2004 the Board of Directors declared a 5% stock dividend payable on May 31, 2004 to shareholders of record on May 3, 2004. Retained earnings has not been adjusted for the impact of the stock dividend; however, common stock and the earnings per share amounts have been adjusted for the impact of the stock dividend.


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

Changes in the estimate related to the allowance for loan losses can materially affect net income. The process of determining the allowance requires us to make assumptions which are highly uncertain, and requires a high degree of judgment; and is impacted by regional, national and global economic trends. Different assumptions regarding possible future economic conditions could have been used and would have had a material impact on the provision for loan losses and on the consolidated results of operations.

Forward-looking statements


The discussion of certain matters in this report may constitute "forward-looking statements," as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act, which includes statements such as projections, plans and objectives and assumptions about the future, and such forward looking statements are subject to the safe harbor created by these sections. Although the Corporation and the Bank have based their plans and projections on certain assumptions, there can be no assurances that such assumptions will be correct, or that such plans and projections can be achieved. Many factors, risks and uncertainties could cause the actual results, amounts or events to differ materially from those the Corporation and the Bank expect to achieve or occur. Such factors, risks and uncertainties include, but are not limited to, the following:

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

   Such changes could affect the manner in which the Corporation and the Bank are required to account for and report income, expenses, reserves, or a merger or acquisition, if any and could materially affect the Corporation's business and financial statements.

   Changes in the U.S. Small Business Administration (SBA) program.

   The Bank makes a significant portion of its commercial loans through the U.S. Small Business Administration program, which guarantees a portion of such loans, and the Bank generates income through the sale of such loans. Changes in the Small Business Administration program could have an adverse effect on the Bank's business; such changes are a possibility because of current budget constraints at the SBA.

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

Summary of Financial Results

Total consolidated assets of $904,513,000 at March 31, 2004 grew
$56.3 million during the first quarter compared to $848,226,000 at December 31, 2003. Net loans increased $43.0 million in the first quarter of 2004. Cash and equivalents increased $11.3 million during the first quarter.

The net income after tax for the first three months of 2004 equaled $3,581,000 compared to $2,556,000 for the comparable period of 2003, an increase of 40.1%. Increased profit resulted primarily from growth in net interest income due to loan growth and the lower cost of funds resulting from the decision to borrow on its credit line with the Federal Home Loan Bank.

Net Interest Income

Net interest income (before the provision for loan losses) of $8,958,000 for the first quarter of 2004 increased 27.5% from $7,026,000 for the comparable period last year. This increase in net interest income resulted primarily from volume increases of $182.8 million in average earning assets for the current quarter compared to the first quarter of 2003 and the lower cost of funds obtained through increased borrowings from the FHLB. The Bank experienced an increase of $163.7 million in average loans outstanding. Investments, interest bearing investments and Fed Funds investments increased $19.1 million. Average interest bearing deposits for the first quarter increased $97.8 million over the same period last year and average borrowings with the Federal Home Loan Bank increased $65.3 million.

The net interest margin equaled 4.25% during the first quarter of 2004 compared to an average margin for the first quarter of 2003 of 4.28% and 4.25% for the year ended December 31, 2003. The yield on average loans equaled 6.36% in the first quarter compared to 7.04% for the same period last year, while the Bank's cost of funds decreased to 1.82% for the first quarter of 2004 from 2.53% for the first quarter of 2003.

Several factors impact the Bank's interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loan and earning assets, non-accrual loan balances and mix of deposits and other funding sources.

   Changes in Market Interest Rates

Changes in economic conditions and the actions of Federal Reserve Board to reduce the Fed Funds and Discount rates have a direct impact on the Bank's net interest margin since prime rate generally moves with Federal Reserve Board changes. During 2003 prime rate equaled 4.25% until June when it declined to 4.00%, a 40 year low, where it remained through the first quarter of 2004. Prime rate has remained fairly stable during the last two years following 2001 when Fed Funds and Prime rates declined 11 times. The prime rate declined from 9.50% to 4.75% during that period. The majority of SBA loans are tied to prime rate and reprice on a quarterly basis. Other loan indexes also declined; however, not as immediately as prime rate. The decline in market rates has a negative impact on the Bank's net interest margin depending upon the loans repricing schedule and the index. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The Bank is considered asset sensitive, meaning more assets are immediately adjustable than liabilities. The Bank's net interest margin tends to increase when interest rates increase and tends to decrease in a declining rate environment.

The full impact of rate changes on the Bank's earnings are not realized for several months, since not all loans or deposits reprice immediately. The Bank has $194.9 million in SBA 7(a) loans which reprice based upon the prime rate on the first day of the calendar quarter. The Bank has $232.0 million adjustable rate loans, mainly commercial real estate loans that are tied to the Eleventh District Cost of Funds Index (COFI) which adjust at a slower pace. The COFI index was 1.841% for February 2004 (latest available) and 1.90% for December 2003 compared to 2.38% for December 2002. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise and benefits interest margin as rates decline.

Of the Bank's loan portfolio totaling $785.2 million at March 31, 2004, $294.5 million or 37.5% of total loans are adjustable rate loans which have not reached a floor or ceiling rate. Of that total approximately $217.3 million are prime-based loans, of which $21.6 million reprice immediately and $195.7 million reprice on a quarterly basis.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. The current low rates offered on deposits makes them less attractive to depositors. The Bank has also experienced an increase in loan payoffs as borrowers have refinanced to other loans tied to indexes which bear lower rates than loans tied to COFI or loans at floors or fixed rates.

While interest rates offered on deposits have stabilized, they remain at low levels. The Bank had $134.1 million in Sonoma Investor Reserve accounts (money market rate deposit accounts). The cost of these deposits equaled 1.08% during the first quarter of 2004 and the first quarter last year.

The Bank has $448.9 million in time certificates of deposits. These accounts reprice at a slower pace. The cost of time deposits equaled 2.35% for the first quarter of 2004 compared to 3.34% in the first quarter of the preceding year. The benefit of lower rates of time deposits continued to occur as certificates of deposits matured and are renewed at the lower rates offered on their maturity dates. The Bank has offered competitive market rates for deposits when compared to financial institutions in our area.

   Level of Loans Relative to Deposits

The Bank's ratio of loans-to-deposits increased to an average of 114.1% in first quarter of 2004 compared to 107.1% for the same period last year.
An increase in the loan-to-deposit ratio generally results in an increase in net interest margin.

   Mix of Loan and Earning Assets


Changes in the mix of loans also impact the Bank's interest margin. The largest loan growth occurred in real estate mortgage loans growing to $539.3 million at this quarter end from $495.5 million at December 31,2003. This category has a lower yield than other types of loans. The Bank has developed new loan products tied to US Treasury and LIBOR index with other favorable terms to attract new loan volume. Loan volume has increased as a result of these new products and the Bank's competitive rate structure.

Construction loans experienced a modest decline to $25.4 million at the end of this quarter from $26.3 million at year end. Construction loans generally have higher yields than other real estate loans. General economic conditions greatly influence the demand for construction loans and the Bank has experienced less demand during this recessionary period.

SBA loans, which generally are secured by real estate, are classified as commercial loans. Commercial loans totaled $214.5 million at March 31, 2004 compared to $214.0 million at December 31, 2003. As a result of the SBA's budgetary constraints, the SBA had imposed a maximum loan cap of $750,000 on 7(a) loans with a maximum guaranteed amount of $562,500 per loan.
During this period the Bank converted SBA loan requests which exceeded the $750,000 loan cap to loans under the SBA's 504 program. Under the 504 program 55% of the loan is funded by the Bank compared to 100% of loan amount under the 7(a) program. Consequently the Bank would need to do almost twice the volume of 504 loans to generate the same volume possible under the 7(a) program. The 504 loans also carry additional risks since the Bank's loan amount is not guaranteed by the SBA; however, this is mitigated by the lower loan to collateral value ratio of approximately 50%. On April 5, 2004, funding was restored for the SBA's 2004 fiscal year, the loan cap was lifted and the program was increased to allow for guaranteed loans up to $2 million which will provide a better loan product for borrowers. Additional government actions may further alter the SBA program, which could have a negative impact on the Bank's profits.

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

   Non-Accrual Loan Balances

Loans which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of March 31, 2004 the Bank had $454,000 in non-accrual loans compared to $1,274,000 million at December 31, 2003. When a non-accrual loan pays off or is reinstated to accrual status the interest income is reinstated to income which has a positive effect on loan yields. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

   Mix of Deposits and Other Funding Sources

The mix of funding sources determines the cost of funds for the Bank. Certificates of deposit reprice at the time the certificate matures which delays the benefit to the Bank's cost of funds in a downward interest market. Sonoma Investor Reserve accounts can be repriced weekly; and therefore, the benefit of falling interest rates is more immediate. Competition also is a factor in the repricing of certain deposit products. While prime rate drops immediately on loans it often takes longer to receive the same benefit when repricing market rate deposits due to competitive rates in our market area. The Bank also has a borrowing line with the Federal Home Loan Bank (FHLB) which has been used as a source of liquidity. The borrowing rates are below rates offered on certificates of deposits and the Bank has increased the use of this line as a way to reduce our cost of funds. During the first quarter of 2004, the Bank increased borrowed funds from the FHLB by $20 million. The cost of borrowing was more than 100 basis points below the current offering rate on deposits of similar term.

Interest expense decreased to $3,333,000 in the first quarter of 2004 from $3,574,000 in the first quarter of 2003. The major factor was the decrease in the average cost of interest bearing liabilities which declined to 1.82% from 2.53% when comparing the first quarter of this year to the first quarter of last year. In addition, the increase in the funds borrowed from the FHLB to fund loan growth at an average rate of 1.31% had a positive impact as opposed to attracting new deposits at market rates. The following is an analysis of the net interest margin:








                           Three months ended      Three months ended
                             March 31, 2004           March 31, 2003
                        -----------------------   -----------------------
                        Average           Yield/ Average           Yield/
                        Balance  Interest  Cost  Balance  Interest  Cost
                        -------  --------  ----  -------  --------  ----
(dollars in thousands)
Earning assets (1)      $848,211  $12,291  5.83% $665,395  $10,600   6.46%
Interest bearing
 liabilities             736,985    3,333  1.82%  573,836    3,574   2.53%
                                  -------                  -------
Net interest income               $ 8,958                  $ 7,026
                                  =======                  =======
Net Interest income to
 earning assets                            4.25%                     4.28%
                                           ====                      ====
(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three months ended March 31, 2004 and 2003. Changes not solely attributable to rate or volume have been allocated to rate.




                               For the three months ended March 31, 2004
                                         over March 31, 2003
(dollars in thousands)
                                                        Yield/
                                             Volume     Rate        Total
                                             ------     ------     ------
Increase (decrease) in interest income:
  Portfolio loans                            $2,894    ($1,238)    $1,656
  Investment securities and other
   interest bearing investments                  27         10         37
 Federal funds sold                              46        (48)        (2)
                                             ------     ------     ------
Total increase (decrease)                     2,967     (1,276)     1,691
                                             ------     ------     ------
Increase (decrease) in interest expense
 Interest-bearing transaction accounts           29        (98)       (69)
 Time deposits                                  687     (1,028)      (341)
 Other borrowings                               258        (89)       169
Total increase (decrease)                       974     (1,215)      (241)
                                             ------     ------     ------
Increase (decrease) in net interest income   $1,993       ($61)    $1,932
                                             ======     ======     ======


Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2004 amounted to $225,000 compared to $300,000 in the first quarter of last year. The provision was based upon the overall growth in loans and nonperforming loans at the end of the current quarter. For further discussion see Allowance for Loan Losses.

Other Income

Other income is derived primarily from service charges, SBA loan sales, SBA loan servicing and sales of other real estate owned. Other income increased to $975,000 from $719,000 when comparing the first quarter of 2004 to the same period last year. The majority of the increase results from the gain on sale of other real estate owned which equaled $183,000.

Service Charges

Service charges on deposit accounts equaled $127,000 in the first quarter of 2004 compared to $155,000 for the same period last year. The decrease relates to charges on analysis customers. The earnings credit rate has remained at low rates due to the current interest rate environment. Analysis customers earn less on their average balance to cover the cost of services provided to them. If the earnings credits earned do not cover the cost of services, the customer is charged a service fee. Analysis customers can increase their average balances to reduce the charges or alter the services to reduce their service charges. The Bank also receives fees for safe deposit, visa, and other services.

SBA Loan Sales

In the first quarter of this year, the Bank sold the guaranteed portion of SBA loans totaling $3.8 million and recognized gains on those sales of $451,000. During the first quarter of last year, the Bank sold the guaranteed portion of SBA loans totaling $3.4 million and recognized gains on those sales of $357,000. The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The premiums on loan sales received in the first quarter of 2004 increased over those received during the first quarter of last year. The average percent gain on sales in the first quarter of 2004 equaled 12.1% compared to 10.5% in the first quarter of 2003. Premium on loan sales are market driven based upon factors such as rate of prepayments of SBA loans experienced throughout the country and there is no guarantee that premiums will continue at the current level.


SBA Loan Servicing

SBA servicing fees totaled $97,000 during the first quarter of 2004, compared to fees of $80,000 recorded in the first quarter of last year.
The income varies since the fee income is calculated based upon the payments received during the period and the size of the portfolio serviced. The serviced portfolio equaled $51.9 million at March 31, 2004 compared to $43.0 million at March 31, 2003.

Sales of Other Real Estate Owned

During the first quarter of this year the Bank took possession of property as a result of a loan foreclosure. This property was sold at a gain of $183,000 during the quarter. There were no sales of other real estate owned (OREO) during the first quarter of 2003.

Non-Interest Expenses

The Bank's non-interest expenses totaling $3,751,000 in the first quarter of 2004 increased 16.1% from $3,232,000 for the first quarter of last year. It was expected that non-interest expenses would increase in the first quarter of 2004 as a result of the rapid growth of the Bank.

Salaries and Employee Benefits

The Bank's largest expense category is salaries and benefits which increased 23.1% to $2,413,000 in the first quarter of 2004 from $1,961,000 during the first quarter of 2003. The Bank?s full time equivalent (FTE) staff level has increased to 141 at March 31, 2004 compared to 124 at March 31, 2003. Staff additions included new regional loan officers and additional support staff in the Loan, Branch Administration and Finance Departments. Personnel costs are also affected by annual salary increases, incentives based upon production goals and changes in insurance and benefit costs.


Occupancy and Equipment

Occupancy expenses increased to $306,000 in the first quarter of 2004 from $299,000 in the first quarter of 2003 This modest increase results from increases in the rent and operating cost on existing facilities. Occupancy expenses will continue to increase as and if the Bank continues to expand. Equipment costs of $201,000 increased 14.2% over $176,000 for the first quarter last year. The Bank continues to upgrade computer equipment which should result in growth in these costs. In addition, the Bank recently added equipment for imaging of bank documents and customer checks which will result in operational efficiencies and better service for our customers. The Bank continues to focus on security procedures, such as intrusion testing, over the Bank's computer systems which has resulted in increased equipment costs.

Deposit and Other Insurance

Deposit and other insurance of $111,000 increased $20,000 over the first quarter of last year. Regulatory assessments and FDIC insurance cost grew due to the increase in deposits. There is no assurance that regulatory assessments will continue at the current low level. The cost of other insurance was higher due to increases in coverage and insurance rates.

Professional Services

Professional fees of $104,000 increased from $101,000 for the first quarter of 2003. Included in this category are legal, accounting and consulting fees which tend to vary depending upon the timing and need for services. There has been a significant increase in legal and accounting costs associated with SEC reporting and compliance with new regulations such as the Sarbanes Oxley Act. The level of problem loans (see discussion on Allowance for Loan Losses) and other legal actions impact legal cost. Audit or review services are contracted by the Audit Committee and are performed on a varying schedule with most of the audit fees occurring during the first quarter. It is expected that cost of professional services will continue to increase with the expansion of the Bank.

Business Development and Advertising

Advertising and business development costs, which vary depending on loan and deposit promotions, increased to $143,000 from $134,000 in the first quarter of 2003.

Outside Customer Services

Outside customer services increased by $9,000 when comparing this quarter to first quarter of 2003. The Bank pays for certain direct costs (ie: payroll services, escrow fees, etc.) which are expensed. These costs are based upon the depositor using the analysis system. The analysis customer receives earnings credits based upon their deposit account balances which can be used to offset these charges. The customer is charged a bank service fee if their earnings credits do not cover the costs. With the lower interest rate environment the earnings credit rate is low and as a result our customers are either paying for more of the covered services or increasing their average balances to increase the earnings on their accounts.

Shareholder and Director Expenses

First quarter expenses for shareholder and director expenses equaled $59,000 compared to $94,000 for the first quarter of last year. Included in this category are directors' fees for attending Board, Loan Committee, ALCO, Executive Committee, Audit and Personnel Committee meetings. Directors' fees decreased due to the resignation of one director who had served on several committees. In March two new directors were added to the Bank's board of directors and it is expected that directors' fees will increase as a result. The cost of the Corporation's annual report, transfer agent fees and other costs of communicating with shareholders is also included in this expense category.


Other Expenses

Other expenses, which include stationery and supplies, telephone, postage, loan expenses, dues and subscriptions and automobile costs, increased 9.8% to $321,000 from $292,000 in the first quarter of 2003. These expenses have grown as the Bank has grown and are expected to continue to increase as the Bank grows.

Income Taxes

The effective tax rate was 39.9% for the first quarter of 2004 compared to 39.3% for the first quarter of last year. The provision for the first quarter of 2004 was $2,376,000 versus $1,657,000 for the same period last year. A portion of this increase resulted from increases in pre-tax income during the comparable quarters.

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

Cash and due from banks, federal funds sold and interest bearing deposit totaled $105.9 million or 11.7% of total assets at March 31, 2004, compared to $94.6 million or 11.1% of total assets at December 31, 2003. The Bank sold $3.8 million in SBA loans during the first quarter of 2004 to increase the Bank's liquidity. The Bank also increased borrowings from the Federal Home Loan Bank by $20 million. Bank deposits increased 4.5% to $688.2 million during the first quarter of 2004. During the first quarter the Bank has offered special rates on time deposit promotions to attract new deposits to partially fund projected loan growth. Management also funded new loans growth by borrowing from the FHLB at more favorable rates than those offered on time deposits.

The Bank considers the unsold guaranteed portion of 7(a) SBA loans as a secondary source of liquidity. There is an established market for these loans and a sale can be completed within a few weeks. As of March 31, 2004, the Bank held $130.7 million in SBA guaranteed loans which could be sold for additional liquidity.

At March 31, 2004, the Bank had unused federal funds lines of credit totaling $14,000,000. The Bank also has a credit line with the Federal
Home Loan Bank which is based upon the value of collateral (investments and loans). The Bank has collateral pledged which would allow the Bank to borrow up to $193.6 million. The Bank could borrow an amount equal to 25% of our assets, assuming that collateral values would support that level of borrowings. At March 31, 2004, the Bank had borrowed $139.2 million which leaves $54.4 million available to borrow. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency. At March 31, 2004, the Corporation had non-interest and interest bearing cash balances of $2.3 million, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the first quarter of 2004, deposits increased to $688.2 million compared to $658.3 million at the end of the year.

Money market deposits totaling $134.1 at March 31, 2004 were relatively unchanged from $133.4 million at December 31, 2003. This is a limited transaction account with a discretionary rate which is set by management. The rate offered on this account has been relatively stable during this quarter. There continues to be strong competition in our market area for these types of funds. The Bank's customers have held their funds in this deposit product rather than locking into a specific maturity during this time of low interest rates. These funds are also more volatile and fluctuate during various business cycles.

Certificates of deposits totaling $448.9 million at March 31, 2004 increased 11.1% from $404.0 million at December 31, 2003. The Bank has offered time deposit promotions during this quarter; however, the low rate environment makes it difficult to attract new deposits.

As of March 31, 2004, non-interest bearing deposits equaled $66.3 million compared to $61.4 million at December 31, 2003. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by large business accounts.

The interest rate environment and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $776.9 million at March 31, 2004 compared to $733.9 million at December 31, 2003, increasing 5.9%. The following is an analysis of the loan portfolio.


Type of Loan
(in thousands)



                                   March 31,      December 31,
                                      2004             2003
                                   --------         --------
Real estate - mortgage             $539,308         $495,538
Real estate - construction           25,421           26,271
Commercial loans                    214,481          214,000
Consumer installment loans            5,979            6,185
                                   --------         --------
                                    785,189          741,994
Deferred loan fees and discount        (896)            (838)
Allowance for loan losses            (7,392)          (7,299)
                                   --------         --------
TOTAL                              $776,901         $733,857
                                   ========         ========

The SBA loan program continues to be a popular program; however, competition remains very strong in our market areas. At March 31, 2004, total SBA (7a) guaranteed loans equaled $194.9 million, net of $51.9 million in SBA loans sold and being serviced by the Bank. The majority of the Bank's SBA loans are secured by real estate; however, they are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, except they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the federal government program could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans which could be sold in the secondary market was $130.7 million at March 31, 2004 compared to $92.0 million at March 31, 2003.

The Bank continues to emphasize commercial and real estate lending. At March 31, 2004, 27.3% of the loans held for investment were commercial loans and 71.9% were real estate and construction loans, compared to 28.8% and 70.3% respectively at December 31, 2003. The Bank has continued to grow its commercial and commercial real estate portfolio through its reputation as an experienced business and real estate lender which facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan to value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand, a worsening of economic conditions or a natural disaster could potentially have an adverse impact on the value of collateral, on the loan portfolio, and on the financial condition of the Bank.

Construction loans decreased slightly to $25.4 million at March 31, 2004 from $26.3 million at December 31, 2003. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.

The Bank offers residential mortgages on a limited basis. The Bank has a small portfolio of consumer loans which equaled .8% of the total loan portfolio at March 31, 2004 and December 31, 2003.

Allowance for Loan Losses

The allowance for loan losses equaled $7,392,000 at March 31, 2004,compared to $7,299,000 at December 31, 2003. At March 31, 2004, the allowance for loan losses equaled 1.1% of loans (net of the guaranteed portion of SBA loans). The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At March 31, 2004, there were three borrowers on non-accrual totaling $454,000 with $424,000 of that amount collateralized by real estate and $69,000 of it also guaranteed by the SBA. There were no loans past due 90 days or more. Loans past due 30 to 89 days totaled $4,476,000, with $4,475,000 of that amount collateralized by real estate and $219,000 guaranteed by the SBA. At December 31, 2003, the Bank had $1,274,000 in non-accrual loans and no loans past due 90 or more days and still accruing interest. Past due 30 to 89 days totaled $1,950,000 at December 31, 2003.

During the first quarter of 2004, there were loans charged off totaling $135,000 and $2,000 in loan recoveries. The large charge off for approximately $135,000 occurred preceding the foreclosure on a loan secured by real estate which was recorded as other real estate owned and sold during the quarter. The Bank continues to have a low charge off experience compared to industry standards but there can be no assurances that this will continue or that the Bank will not experience loan losses. The following is an analysis of the activity in the allowance for loan losses during the quarter:

(In thousands)

                                          March 31, 2004
                                          --------------
Balance - Beginning of period                  $7,299
  Provision for loan losses                       225
  Charge offs                                    (135)
  Recoveries                                        3
                                               ------
Balance - End of period                        $7,392
                                               ======



Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At March 31, 2004, the Bank was considered "well capitalized." The total risk-based capital ratios were 11.3% for the Bank and 11.6% for the Corporation compared to 11.4% and 11.7% at December 31, 2003.

The Corporation declared a 5% stock dividend on March 16, 2004 with a record date of May 3, 2004. Retained earnings in the financial statements have not been adjusted to include the impact of this stock dividend.


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

Management expects that, in a declining rate environment, the Bank's net interest margin would tend to decline, and, in an increasing rate environment, the Bank's net interest margin would tend to increase. On a monthly basis, management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in general interest rates of 100 and 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income and the value of the Bank's equity is calculated by discounting cash flows associated with the Bank?s assets and liabilities. The following table summarizes the simulated change in Net Interest Income based on the next twelve months given a change in general interest rates of 100 and 200 basis points up or down.


Change in                 Estimated             Estimated Change in
Interest Rate       Net Interest Income         Net Interest Income
(basis points)        (in thousands)              (in thousands)
--------------      -------------------         --------------------
         +200             $38,621                     $2,177
         +100              37,539                      1,095
Base Scenario              36,444                          -
         -100              36,156                       (288)
         -200              34,893                     (1,551)

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

The following schedule represents interest rate sensitivity profile as of March 31, 2004 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.

                                                                     Non-rate
                                             Over        Over       Sensitive
                                          3 months      1 year          or
                             Through 3     through      through        Over
Balance Sheet                  months       1 year      5 years      5 years       Total
(in thousands)                 --------    --------     --------     --------     -------
Assets
 Fed funds sold &
  certificates of deposit      $87,552                                           $87,552
 Investment securities             625                                $7,170       7,795
 Loans (net of discounts)      379,366    $201,458     $197,259        6,210     784,293
 Non-interest-earning
  assets (net of allowance
  for loan losses)
                              --------    --------     --------     --------    --------
                                                                      24,873      24,873
                              $467,543    $201,458     $197,259      $38,253    $904,513
                              ========    ========     ========     ========    ========

Liabilities &
 Shareholders' Equity
 Time Deposits $100,000
  and over                     $43,149     $59,444      $90,298                 $192,891
 All other interest-
  bearing liabilities          251,387     185,374      131,250         $198     568,209
 Non-interest bearing
  liabilities                                                         71,894      71,894
 Shareholders' Equity                                                 71,519      71,519
                              --------    --------     --------     --------     -------
                              $294,536    $244,818     $221,548     $143,611    $904,513
                              ========    ========     ========     ========    ========

Interest Rate Sensitivity (1) $173,007    ($43,360)    ($24,289)   ($105,358)
Cumulative Interest
 Rate Sensitivity             $173,007    $129,647     $105,358           $0


(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.

ITEM 4.   Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures, as defined in Securities Exchange Act Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Corporation which is required to be included in the Corporation's periodic Securities and Exchange Commission filings. No change in internal control over financial reporting, as defined in Securities and Exchange Act Rule 15d-15(f), occurred during the fiscal quarter ended March 31, 2004 that has materially affected or is reasonably likely to materially affect the Corporation's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None other than in the ordinary course of business.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

     (31)   Rule 13a-14(a)/15d-14(a) Certifications

     (32)   Section 1350 Certification


b.  Reports on Form 8-K

   (i) Form 8-K, filed on April 20, 2004, reporting, under Items 7 and 12, first quarter of 2004 results.

  (ii) Form 8-K, filed on March 19, 2004, reporting under Items 5 and 7, a 5% stock dividend and the appointment of two new directors of Sonoma National Bank.

 (iii) Form 8-K, filed on January 21, 2004 reporting under Items 7 and 9, fourth quarter of 2004 results.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NORTHERN EMPIRE BANCSHARES

Date:    May 4, 2004
--------------------------
/s/ Deborah A. Meekins                   /s/ Jane M. Baker
-------------------------------------    -------------------------------
Deborah A. Meekins                       Jane M. Baker
President and Chief Executive Officer    Chief Financial Officer




Exhibit 31

              Rule 13a-14(a)/15d-14(a) Certification

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


Date:  May 4, 2004
Signature  /s/ Deborah A. Meekins
          -------------------------------
         Deborah A. Meekins, President
          and Chief Executive Officer


                Rule 13a-14(a)/15d-14(a) Certification

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

Date:  May 4, 2004

Signature   /s/ Jane M. Baker
            --------------------------
            Jane M. Baker,
            Chief Financial Officer










Exhibit 32

SECTION 1350 CERTIFICATION



The undersigned each certify that:

1. They are the duly appointed Chief Executive Officer and Chief Financial Officer, respectively, of Northern Empire Bancshares, a California Corporation ("the Company"); and

2. To their best knowledge and belief, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and to which the Certification is attached as Exhibit 32, fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Northern Empire Bancshares.



Date:     May 4, 2004
/s/ Deborah A. Meekins                  /s/ Jane M. Baker
-----------------------                 ------------------------
Deborah A. Meekins                      Jane M.Baker
President and Chief                     Chief Financial Officer
 Executive Officer