Form 10-Q
period 2004-06-30
NORTHERN EMPIRE BANCSHARES
filed 2004-08-09
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2004

                                   OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number 2-91196

                       NORTHERN EMPIRE BANCSHARES
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)


          California                              94-2830529
--------------------------------       -----------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)


          801 Fourth Street, Santa Rosa, California      95404
         -------------------------------------------------------
        (Address of principal executive offices)       (Zip code)


                              707-579-2265
          ---------------------------------------------------
          (Registrant(s telephone number, including area code)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:  Common Stock, no par value. Outstanding shares as of
July 15, 2004:    9,870,567




PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS




                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

(dollars in thousands)

         ASSETS                          June 30, 2004   December 31, 2003
                                         -------------   -----------------
Cash and equivalents:
  Cash and due from banks                     $ 25,573            $ 20,078
  Federal funds sold                            85,849              74,496
                                              --------            --------
   Total cash and equivalents                  111,422              94,574
Investment securities available-for-sale         1,080                 632
Federal Home Loan Bank (FHLB) stock, at cost     7,342               5,961
Federal Reserve Bank stock, at cost                192                 165
Loans receivable, net of discounts and
 allowance for loan losses                     824,350             733,857
Leasehold improvements and equipment, net        2,411               1,586
Accrued interest receivable and other assets    12,974              11,451
                                              --------            --------
      Total assets                            $959,771            $848,226
                                              ========            ========


      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits                                    $720,884            $658,320
  Accrued interest payable and
   other liabilities                             3,717               3,162
  FHLB Advances                                156,195             119,211
                                              --------            --------
     Total liabilities                         880,796             780,693
                                              --------            --------

Shareholders' equity:

  Common stock, no par value; authorized,
  20,000,000 shares; shares  issued and
  outstanding, 9,870,567 at June 30, 2004
  and 9,491,422 at December 31, 2003
  (retroactively stated for 5% stock
  dividend)                                     47,395              34,653

  Additional paid-in-capital                     3,775               1,702
  Accumulated other comprehensive
   (loss)/income                                   (10)                  2
  Retained earnings                             27,815              31,176
                                              --------            --------
      Total shareholders' equity                78,975              67,533
                                              --------            --------

      Total liabilities and shareholders'
       Equity                                 $959,771            $848,226
                                              ========            ========

             See Notes to Consolidated Financial Statements




                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
        for the three and six months ended June 30, 2004 and 2003
                               (Unaudited)

                                         Three Months        Six Months
                                        Ended June 30,     Ended June 30,
(dollars in thousands,
 except per share data)                 2004     2003       2004     2003
                                        -------------      --------------
Interest income:
  Loans                              $12,870  $10,817     $24,912  $21,203
  Federal funds sold and
   investment securities                 297      260         546      474
                                     -------  -------     -------  -------
    Total interest income             13,167   11,077      25,458   21,677
Interest expense                       3,475    3,615       6,807    7,189
                                     -------  -------     -------  -------
    Net interest income before
     provision for loan losses         9,692    7,462      18,651   14,488
Provision for loan losses                325      300         550      600
                                     -------  -------     -------  -------
    Net interest income after
     provision for loan losses         9,367    7,162      18,101   13,888
                                     -------  -------     -------  -------
Other income:
  Service charges on deposits            180      153         251      309
  Gain on sale of loans                  248      343         700      700
  Other                                  179      203         631      410
                                     -------  -------     -------  -------
    Total other income                   607      699       1,582    1,419
                                     -------  -------     -------  -------

Other expenses:
  Salaries and employee benefits       2,362    2,100       4,775    4,061
  Occupancy                              337      310         643      609
  Equipment                              215      178         416      354
  Advertising and business
   development                           161      139         303      272
  Outside customer services               80       82         174      166
  Director and shareholder expenses      105      114         163      208
  Deposit and other insurance            112       91         224      182
  Professional fees                       89      115         194      217
  Other                                  279      308         600      601
                                     -------  -------     -------  -------


    Total other expenses               3,740    3,437       7,492    6,670
                                     -------  -------     -------  -------
    Income before provision for
     income taxes                      6,234    4,424      12,191    8,637
Provision for income taxes             2,585    1,789       4,961    3,446
                                     -------  -------     -------  -------
    Net income                       $ 3,649  $ 2,635     $ 7,230  $ 5,191
                                     =======  =======     =======  =======
Basic earnings per common share        $0.37    $0.30       $0.75    $0.56
                                     =======  =======     =======  =======
Diluted earnings per common share      $0.33    $0.26       $0.65    $0.49
                                     =======  =======     =======  =======

                   See notes to Consolidated Financial Statements




                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                 Six months ended June 30,
(dollars in thousands)                                   2004      2003
                                                 ------------------------
Cash flows from operating activities:
  Net income                                          $  7,230   $  5,191
  Adjustments to reconcile net income to
  net cash provided by operating activities:

   Provision for loan losses                               550        600
   Depreciation and amortization                           281        251
   FHLB Stock dividends                                   (108)       (78)
   Tax benefit from stock option exercised               2,073
   Gain on sale of loans                                  (700)      (700)
   Change in deferred income taxes                        (467)      (102)
Change in operating assets and liabilities
   Change in deferred loan fees and discounts              119       (164)
   Change in interest receivable and other assets       (1,055)      (259)
   Change in accrued interest payable and other
    liabilities                                            555        321
                                                      --------   --------
    Net cash provided by operating activities            8,478      5,060
                                                      --------   --------
Cash flows from investing activities:
  Purchases of investment securities                    (1,100)
  Proceeds from the sale of investment securities          638
  Purchase of restricted stock                          (1,301)    (1,139)
  Net increase in loans receivable                     (90,462)   (52,586)
  Purchase of leasehold improvements and
   equipment, net                                       (1,106)      (360)
                                                      --------   ---------
    Net cash used by investing activities              (93,331)   (54,085)
                                                      --------   ---------
Cash flows from financing activities:
  Net increase in deposits                              62,564     37,455
  Net increase in FHLB advances                         36,984     24,451
  Payment of cash dividends                                 (6)        (7)
  Stock options exercised                                2,158         98
                                                      --------   --------
    Net cash provided by financing activities          101,700     61,997
                                                      --------   --------
Net change in cash and cash equivalents                 16,847     12,972
Cash and cash equivalents, at beginning of year         94,575     87,463
                                                      --------   --------
Cash and cash equivalents, at end of period           $111,422   $100,435
                                                      ========   ========

Supplemental cash-flows information from:
  Interest paid                                          6,646      7,264
                                                      ========   ========

  Income taxes paid                                      3,345      3,332
                                                      ========   ========

              See Notes to Consolidated Financial Statements




                Northern Empire Bancshares and Subsidiary

               Notes to Consolidated Financial Statements

                              June 30, 2004


Note 1 - Basis of Presentation

The unaudited financial information contained in this report reflects all adjustments which, in the opinion of Management, are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at June 30, 2004 and the results of operations for the six months then ended. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results to be anticipated for the year ended December 31, 2004.

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

Note 2 - Net Income per Common and Common Equivalent Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Corporation's common stock throughout the period adjusted for the impact of the 5% stock dividend declared on March 16, 2004 and the two for one stock split to shareholders of record on December 1, 2003. The Corporation's pertinent EPS data is as follows:


                               For the three months ended                     For the three months ended
                                    June 30, 2004                                    June 30, 2003
                               --------------------------                     --------------------------
                                                           Per                                        Per
                              Income/       Shares/       Share           Income/      Shares/       Share
                            Numerator    Denominator     Amount          Numerator    Denominator    Amount
                            ---------    -----------     ------          ---------    -----------    ------
Net Income                  $3,649,000                                   $2,635,000
                            ==========                                   ==========
EPS - Income available
 to common stockholders     $3,649,000    9,802,059      $0.37           $2,635,000    8,787,792     $0.30
                            ==========                   =====           ==========                  =====
Effect of dilutive
Securities - Stock
Options                                   1,368,325                                    1,236,267
                                          ---------                                    ---------

EPS assuming dilution -
Income available to
common stockholders plus
assumed conversion          $3,649,000   11,170,384      $0.33           $2,635,000   10,024,059     $0.26
                            ==========   ==========      =====           ==========   ==========     =====



                                For the six months ended            For the six months ended
                                    June 30, 2004                        June 30, 2003
                                ------------------------            ------------------------
                                                          Per                                        Per
                              Income/      Shares/       Share            Income/      Shares/       Share
                            Numerator    Denominator     Amount          Numerator    Denominator    Amount
                            ---------    -----------     ------          ---------    -----------    ------
Net Income                  $7,230,000                                   $5,191,000
                            ==========                                   ==========
EPS - Income available
 to common stockholders     $7,230,000    9,678,450      $0.75           $5,191,000    9,222,795     $0.56
                            ==========                                   ==========

Effect of dilutive
 Securities - Stock
 Options                                  1,401,896                                    1,298,080
EPS assuming dilution -
 Income available to
 common stockholders
 plus assumed conversion    $7,230,000   11,080,346      $0.65           $5,191,000   10,520,875     $0.49
                            ==========                                   ==========


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

As of December 31, 2002 the Company adopted the disclosure requirements of SFAS 148, Accounting for Stock Based Compensation, which amends accounting principals Board ("APB") No. 28 by adding to the list of disclosures to be made for interim periods.

SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No.123 permits a company to continue to use APB No. 25 to account for stock-based compensation to employees, but pro forma disclosures of net income and earnings per share must be made as if SFAS No. 123 had been adopted in its entirety. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Stock options issued to non-employees are valued under the provisions of SFAS No. 123. Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No.123, the Company's net income and income per share would have been as follows:


                                For the three months ended          For the six months ended
                                         June 30,                           June 30,
                                     2004        2003                   2004         2003
                                --------------------------          ------------------------
Net income for the period        $3,649,000   $2,635,000            $7,230,000    $5,191,000
Compensation expense, net of
 tax effect                          18,000       38,000                37,000        75,000
                                -----------   ----------            ----------    ----------

Pro-forma net income             $3,631,000   $2,597,000            $7,193,000    $5,116,000
                                 ==========   ==========            ==========    ==========

Pro-forma earnings per common
 share                                $0.37        $0.30                  $0.74        $0.55
Pro-forma earnings per common
 share, assuming dilution             $0.33        $0.26                  $0.65        $0.49


The fair value of each option is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (no options were granted in 2003):


                                                   2004
                                                   ----
Dividends                                            5%
Expected volatility                               26.8%
Risk-free interest rate                           2.57%
Expected life                                   3 years


Note 4 - Comprehensive Income

The Corporation's total comprehensive earnings presentation is as follows:

(in thousands)                      For the three           For the six
                                     months ended           months ended
                                       June 30,               June 30,
                                     2004     2003         2004     2003
                                    ------   ------       ------   ------
Net Income                          $3,649   $2,635       $7,230   $5,191
Other Comprehensive income (loss):
  Change in unrealized holding
   gain (losses) during the period     (20)      (2)         (23)      (5)
Income tax benefit (expense)            10        0           10        2
                                       (10)      (2)         (13)      (3)
                                    ------   ------       ------   ------
Comprehensive income                $3,639   $2,633       $7,217   $5,188
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

The Allowance for Loan Losses represents management's estimate of probable losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is reviewed monthly and is based on allocations for each loan category (e.g. Real Estate, Commercial) plus an allocation for any outstanding loans which have been classified and are on the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition to the allocated component there is an unallocated component. The unallocated component incorporates management's judgment of the inherent risks in the portfolio based on: historical loan loss experience, loan concentrations, evaluations made by regulatory agencies and our outside accountants, and assessment of economic conditions
The allocated and unallocated components represent the total allowance for loan losses that management estimates is adequate to cover losses inherent in the loan portfolio.

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

   Such changes could affect the manner in which the Corporation and the Bank are required to account for and report income, expenses, reserves, or a merger or acquisition, if any, and could materially affect the Corporation's business and financial statements.

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

Summary of Financial Results

Total consolidated assets equaled $959,771,000 at June 30, 2004 compared to $848,226,000 at December 31, 2003. Net loans increased $90.5 million since year-end with $55.3 million occurring in the second quarter. Cash and equivalents increased $5.5 million during the second quarter.
Deposits increased $32.7 million and FHLB advances increased $17.0 million during the second quarter.

The net income after tax for the first six months of 2004 equaled $7,230,000 compared to $5,191,000 for the comparable period of 2003, an increase of 39.3%. The net income for the second quarter of $3,649,000 increased 38.5% over the second quarter of 2003 when net income equaled $2,635,000. Increased profit resulted from growth in net interest income due to loan growth and the lower cost of funds resulting from the decision to borrow on its credit line with the Federal Home Loan Bank.

Net Interest Income

Net interest income (before the provision for loan losses) of $9,692,000 for the second quarter of 2004 increased 29.9% from $7,462,000 for the comparable period last year. This increase in net interest income resulted primarily from volume increases of $200.3 million in average earning assets for the current quarter compared to the second quarter of 2003. The Bank experienced a $182.8 million increase in average loans outstanding, which have the highest yields. Average investments, interest-bearing cash balances and Fed Funds investments increased $17.5 million. Average interest bearing deposits for the second quarter increased
$107.1 million over the same period last year and average borrowings with the Federal Home Loan Bank increased $73.0 million.

The net interest margin equaled 4.30% during the second quarter of 2004 compared to an average margin for the second quarter of 2003 of 4.24% and 4.25%for the year ended December 31, 2003. The yield on average loans equaled 6.36% in the second quarter compared to 6.87% for the same period last year, while the Bank's cost of funds decreased to 1.77% for the second quarter of 2004 from 2.38% for the second quarter of 2003.

Several factors impact the Bank's interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loan and earning assets, non-accrual loan balances and mix of deposits and other funding sources.

   Changes in Market Interest Rates
   --------------------------------
Changes in economic conditions and actions of the Federal Reserve Board to reduce the Fed Funds and Discount rates have a direct impact on the Bank's net interest margin since prime rate generally moves with Federal Reserve Board changes. During 2003 prime rate equaled 4.25% until June 30, 2003 when it declined to 4.00%, a 40 year low, where it remained through June 30, 2004. Prime rate increased to 4.25% on July 1, 2004. Prime rate has remained fairly stable during the last few years following 2001 when Fed Funds and Prime rates declined 11 times with Prime declining from 9.50% to 4.00%. The majority of SBA loans are tied to prime rate and reprice on a quarterly basis, based on the published prime rate on the last day of the preceding calendar quarter. Therefore the increase in prime rate on June 30, 2004 will impact SBA 7(a) loans on October 1, 2004. Other loan indexes generally move with, precede or lag changes in prime rate. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The Bank is considered asset sensitive, meaning more assets are immediately adjustable than liabilities. The Bank's net interest margin tends to increase when interest rates increase and tends to decrease in a declining rate environment.

The full impact of rate changes on the Bank's earnings are not realized for several months, since not all loans or deposits reprice immediately. As of June 30, 2004, the Bank has $203.5 million in SBA 7(a) loans which reprice based upon the prime rate on the first day of the calendar quarter. The Bank also has $232.6 million adjustable rate loans, mainly commercial real estate loans, that are tied to the Eleventh District Cost of Funds Index (COFI) which adjust at a slower pace. The COFI index was 1.71% for May 2004 (latest available) and 1.90% for December 2003 compared to 2.38% for December 2002. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise and benefits net interest margin as rates decline. The rate of loan prepayments continues at an increased rate as borrowers refinance to indexes which bear lower rates than loans tied to COFI which are at floors or fixed rates.

Of the Bank's loan portfolio totaling $833.0 million at June 30, 2004, $317.2million or 38.0% of total loans are adjustable rate loans which have not reached a floor or ceiling rate. Of that total approximately $226.3 million are prime-based loans, of which $22.2 million reprice immediately and $204.1 million reprice on a quarterly basis.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. The current low rates offered on deposits make them less attractive to depositors. The Bank has also experienced an increase in loan payoffs as borrowers have refinanced to other loans tied to indexes which bear lower rates than loans tied to COFI or loans at floors or fixed rates.

Interest rates offered on certificates of deposits have increased with the recent increase in market rates, yet they remain at low levels historically. The Bank has $135.7 million in Sonoma Investor Reserve accounts (money market rate deposit accounts). The cost of these deposits equaled 1.08% during the second quarter of 2004 compared to 1.25% for the second quarter last year.

The Bank has $463.3 million in time certificates of deposits. These accounts reprice at a slower pace. The cost of time deposits equaled 2.27% for the second quarter of 2004 compared to 3.12% in the second quarter of the preceding year. The benefit of lower rates of time deposits will continue to occur until they mature and are renewed at the market rates offered on their maturity dates. The Bank continues to offer competitive market rates for deposits when compared to financial institutions in our area.

   Level of Loans Relative to Deposits
   -----------------------------------
The Bank's ratio of loans-to-deposits increased to an average of 115.2% in second quarter of 2004 compared to 107.0% for the same period last year. An increase in the loan-to-deposit ratio generally results in an increase in net interest margin.

   Mix of Loan and Earning Assets
   ------------------------------
Changes in the mix of loans also impact the Bank's net interest margin. The largest loan growth occurred in real estate mortgage loans growing to $571.9 million at this quarter end from $495.5 million at December 31, 2003. This category has a lower yield than other types of loans. The Bank has developed new loan products tied to US Treasury and LIBOR index with other favorable terms to attract new loan volume. Loan volume has increased as a result of these new products and the Bank's competitive rate structure. Total COFI loans have declined; however, they remain a popular index in our market especially in a raising rate environment since the index lags from other indexes like prime rate and LIBOR.

Construction loans increased to $32.0 million at the end of this quarter from $26.3 million at year end. Construction loans generally have higher yields than other real estate loans. General economic conditions greatly influence the demand for construction loans and the Bank has experienced an increase in activity during this quarter.

SBA loans, which generally are secured by real estate, are classified as commercial loans. Commercial loans totaled $223.0 million at June 30, 2004 compared to $214.0 million at December 31, 2003, of which $203.5 million and $ 162.7 million, respectively, were 7(a) SBA loans. SBA loans continue to be a popular loan product; however, the SBA loan program was impacted by federal government budgetary issues during the first quarter of 2004. On April 5, 2004 government funding was restored for the SBA's 2004 fiscal year, the loan cap was lifted and the program was increased to allow for guaranteed loans up to $2 million which provides a better loan product for borrowers. Additional government actions may further alter the SBA program, which could have a negative impact on the Bank's profits.

Economic conditions and competition have impacted the mix of loans. Refinancing of COFI loans due to the higher floor rate than current rates has reduced loan yields. The Bank is currently offering loan products tied to prime rate, U.S. Treasury rates or LIBOR which have lower interest rates but reprice at a faster rate than COFI loans. Construction loans have some seasonality and generally rise when economic conditions improve. The Bank continues to experience strong competition for loans, which has resulted in lower loan pricing in the market place, which impacts the Bank's offering rates on new loans and negatively impacts the Bank's net interest margin.

Non-Accrual Loan Balances

Loans which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of June 30, 2004 the Bank had $720,000 in non-accrual loans compared to $1,274,000 million at December 31, 2003. When a non-accrual loan pays off or is reinstated to accrual status the interest income is reinstated to income which has a positive effect on loan yields. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

Mix of Deposits and Other Funding Sources

The mix of funding sources determines the cost of funds for the Bank. Certificates of deposit reprice at the time the certificate matures which delays the impact of changes in interest rates. Sonoma Investor Reserve accounts can be repriced weekly; and therefore, the benefit of falling interest rates and the negative impact of rising rates is more immediate. Competition also is a factor in the repricing of certain deposit products. While prime rate changes have a more immediate impact on loans it may take longer for the impact in repricing market rate deposits due to competition for these deposits in our market area.

The Bank also has a borrowing line with the Federal Home Loan Bank (FHLB) which has been used as a source of liquidity. Based on the present terms and conditions of the FHLB line of credit, the borrowing rates are below rates offered on certificates of deposits and the Bank has increased the use of this line as a way to reduce our cost of funds. As of June 30, 2004 the Bank had increased borrowed funds from the FHLB to $156.7 million as compared to 79.2 million at June 30, 2003, an increase of $77.0 million. The cost of borrowing was more than 100 basis points below the current offering rate on deposits of similar term.

Interest expense decreased to $3,475,000 in the second quarter of 2004 from $3,615,000 in the second quarter of 2003. The major factor was the decrease in the average cost of interest bearing liabilities which declined to 1.77% from 2.38% when comparing the second quarter of this year to the second quarter of last year. In addition, the increase in the funds borrowed from the FHLB to fund loan growth at an average rate of 1.24% had a positive impact rather than attracting new deposits at market rates.

The following are analyses of the net interest margin:


                                  Three months ended June 30, 2004        Three months ended June 30, 2003
                                  --------------------------------        --------------------------------
(dollars in thousands)            Average                                 Average
                                  Balance      Interest    Yield          Balance     Interest     Yield
                                  -------      --------    -----          -------     --------     -----
Earning assets (1)                $906,814     $13,167     5.84%          $706,470    $11,077      6.29%
Interest bearing liabilities       788,892       3,475     1.77%           608,829      3,615      2.38%
                                               -------                                -------
Net interest income                            $ 9,692                                $ 7,462
                                               =======                                =======
Net Interest income to earning
 Assets                                                    4.30%                                   4.24%
                                                           =====                                   =====
(1)  Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.



                                         Six months ended June 30, 2004     Six months ended June 30, 2003
                                         ------------------------------     ------------------------------
                                         Average                            Average
(dollars in thousands)                   Balance    Interest   Yield        Balance    Interest    Yield
                                         -------    --------   -----        -------    --------    -----
Earning assets (1)                       $877,513   $25,458    5.83%        $686,046   $21,677     6.37%
Interest bearing liabilities              761,780     6,807    1.80%         591,288     7,189     2.45%
Net interest income                                 $18,651                            $14,488
                                                    =======                            =======
Net Interest income to earning assets                          4.27%                               4.26%
                                                               =====                               =====

(1)  Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.



The following tables sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and six months ended June 30, 2004 and 2003. Changes not solely attributable to rate or volume have been allocated to rate.





                                                For the three months ended
                                                   June 30, 2004
                                                 over June 30, 2003
                                          --------------------------------
(dollars in thousands)                    Volume     Yield/Rate     Total
                                          ------     ----------     -----
Increase (decrease) in interest income:

  Portfolio loans                         $6,387      ($4,334)     $2,053
  Other earning assets                       174         (137)         37
                                          ------       ------      ------
Total increase (decrease)                  6,561       (4,471)      2,090
                                          ------       ------      ------
Increase (decrease) in interest expense
  Interest-bearing transaction accounts       46          (97)        (51)
  Time deposits                            1,445       (1,704)       (259)
  Other borrowings                           554         (384)        170
                                          ------        ------      ------
Total increase (decrease)                  2,045       (2,185)       (140)
                                          ------        ------      ------
Increase (decrease) in net interest
 Income                                   $4,516      ($2,286)     $2,230
                                          ======       ======      ======



                                                For the six months ended
                                                   June 30, 2004
                                                 over June 30, 2003
                                          -------------------------------
(dollars in thousands)                    Volume     Yield/Rate     Total
                                          ------     ----------     -----
Increase (decrease) in interest income:

  Portfolio loans                         $12,262     ($8,553)     $3,709
  Other earning assets                        321        (249)         72
                                          -------      ------      ------
Total increase (decrease)                  12,583      (8,802)      3,781
                                          -------      ------      ------
Increase (decrease) in interest expense

  Interest-bearing transaction accounts        91        (211)       (120)
  Time deposits                             2,837      (3,437)       (600)
  Other borrowings                          1,078        (740)        338
                                          -------      ------      ------
Total increase (decrease)                   4,006      (4,388)       (382)
                                          -------      ------      ------
Increase (decrease) in net
interest income                           $ 8,577     ($4,414)     $4,163
                                          =======      ======      ======


Provision for Loan Losses

The provision for loan losses equaled $325,000 for the three months ended June 30, 2004 and $550,000 for the first six months of 2004 compared to $300,000 and $600,000 for the same periods in 2003. The provision was based upon the overall growth in loans at the end of the current quarter. For further discussion see Allowance for Loan Losses.

Other Income

Other income is derived primarily from service charges, SBA loan sales, SBA loan servicing and sales of other real estate owned. Other income decreased to $607,000 from $699,000 when comparing the second quarter of 2004 to the same period last year primarily as a result of a lower volume of SBA loan sales this quarter.

  Service Charges
  ---------------
Service charges on deposit accounts equaled $180,000 in the second quarter of 2004 compared to $153,000 for the same period last year. The increase relates to charges on analysis customers and general growth in deposit accounts. The earnings credit rate has remained at low rates due to the current interest rate environment. Analysis customers earn less on their average balances to cover the cost of services provided to them. If the earnings credits earned do not cover the cost of services, the customer is charged a service fee. Analysis customers can increase their average balances to reduce the charges or alter the services provided to reduce their service charges. The Bank also receives fees for safe deposit, Visa, and other services.

  SBA Loan Sales and Loan Participations
  --------------------------------------
In the second quarter of this year, the Bank sold the guaranteed portion of SBA loans totaling $2.2 million with no loan participations and recognized gains on those sales of $248,000. During the second quarter of last year, the Bank sold the guaranteed portion of SBA loans totaling
$4.0 million with no participations and recognized gains on those sales of $343,000. The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The average percentage gain on loan sales received in the second quarter of 2004 remained strong equaling 11.3% in the second quarter of 2004 compared to 8.6% in the second quarter of 2003. Premiums on loan sales are market driven based upon factors such as rate of prepayments of SBA loans experienced throughout the country and there is no guarantee that premiums will continue at the current level.

  SBA Loan Servicing
  ------------------
SBA servicing fees totaled $91,000 during the second quarter of 2004, compared to fees of $75,000 recorded in the second quarter of last year. The income varies since the fee income is calculated based upon the payments received during the period and the size of the portfolio serviced. The serviced portfolio equaled $52.4 million at June 30, 2004 compared to $46.3 million at June 30, 2003.

  Sales of Other Real Estate Owned
  --------------------------------
There were no sales of other real estate owned (OREO) during the second quarter of 2004 and there was a gain of $183,000 recorded on the sale of foreclosed property during the first quarter of 2004. There were no sales of OREO during the first half of 2003.

Non-Interest Expenses

The Bank's non-interest expenses totaling $3,740,000 in the second quarter of 2004 increased 8.8% from $3,437,000 for the second quarter of last year. It was expected that non-interest expenses would increase in the second quarter of 2004 as a result of the new branch in San Rafael, expansion of the Bank's operations center and the relocation of the lending functions to larger premises. These changes had a small impact on non-interest expenses in the second quarter and the full impact of these additions is expected to commence in the third quarter.

  Salaries and Employee Benefits
  ------------------------------
The Bank's largest expense category is salaries and benefits which increased 12.5% to $2,362,000 in the second quarter of 2004 from $2,100,000 during the second quarter of 2003. The Bank's full time equivalent (FTE) staff level has increased to 147 in June 2004 compared to 129 at June 2003. Increased staff included a new regional loan officer in Sacramento plus additional staff in the Loan, Branch Administration, Finance Departments, Internal Audit and Compliance. Personnel costs are also affected by annual salary increases, incentives based upon production goals and changes in benefit costs. Incentive payments remained high due to the increased level of loan production during the second quarter of 2004.

  Occupancy and Equipment
  -----------------------
Occupancy expenses increased to $337,000 in the second quarter of 2004 from $310,000 in the second quarter of 2003. This increase results from several changes in premises. The Loan Department and several administrative functions were relocated to Fountaingrove Business Center in northern Santa Rosa in May. This space was designed to provide operational efficiencies and to provide for expansion. The operations center also completed its expansion and the new San Rafael Branch opened on July 28. Many of the occupancy costs associated with this expansion will commence during the third quarter of this year. It is expected that occupancy expenses will continue to increase as and if the Bank continues to expand. Equipment costs of $215,000 increased 20.8% over $178,000 for the second quarter last year. The Bank has upgraded the mainframe and added imaging equipment to meet the needs of our customers.

  Deposit and Other Insurance
  ---------------------------
Deposit and other insurance of $112,000 increased $21,000 over the second quarter of last year. Regulatory assessments and FDIC insurance cost grew due to the increase in deposits. There is no assurance that regulatory assessments will continue at the current low level. The cost of other insurance has increased when three year policies expired and renewed with higher rates and increased insurance coverage.

  Professional Services
  ---------------------
Professional fees of $89,000 decreased from $115,000 for the second quarter of 2003. Included in this category are legal, accounting and consulting fees which tend to vary depending upon the timing and need for services. There continues to be increased legal and accounting costs in connection with SEC reporting and the new regulations resulting from the Sarbanes Oxley Act. Legal activity on problem loans was minimal during this quarter due to the low level of problem loans (see discussion on Allowance for Loan Losses). Audit or review services are contracted by the Audit Committee and are performed on a varying schedule with little activity in the second quarter. It is expected that Audit fees will continue to increase as a result of SEC changes which include new requirements on internal controls. The Bank has hired an independent consultant to assist in the evaluation and testing of the Bank's internal controls and operating procedures as called for under the new rules.

  Advertising and Business Development
  ------------------------------------
Advertising and business development costs, which vary depending on loan and deposit promotions, increased to $161,000 from $139,000 in the second quarter of 2003.

  Outside Customer Services
  -------------------------
Outside customer services were $80,000 down from $82,000 in the second quarter of 2003. The Bank pays for certain direct costs (i.e.: payroll services, escrow fees, etc.) which are expensed. These costs are based upon depositor's use of the analysis system. The analysis customer receives earnings credits based upon their deposit account balances which can be used to offset these charges. The customer is charged a bank service fee if their earnings credits do not cover the costs. With the lower interest rate environment the earnings credit rate is low and as a result our customers are either paying for more of the covered services or increasing their average balances to increase the earnings on their accounts.

  Shareholder and Director Expenses
  ---------------------------------
Second quarter expenses for shareholder and director expenses equaled $105,000 compared to $114,000 for the second quarter of last year. Included in this category are directors' fees for attending Board, Loan Committee, ALCO, Executive Committee, Audit and special director meetings. There have been changes to the Board of Directors with the resignation of one director who served on several committees. Two directors were added to the Board and it is expected that fees will increase as a result. The cost of the Corporation's annual report, transfer agent fees and other costs of communicating with shareholders is also included in this expense category.

  Other Expenses
  --------------
Other expenses, which include stationery and supplies, telephone, postage, armored car and courier costs, loan expenses, dues and subscriptions and automobile costs decreased to $279,000 from $308,000 in the second quarter of 2003. These expenses for the year to date equaled $600,000 compared to $601,000 for the same period last year. Some of these expenses vary which
accounts for the decline in costs this quarter.   Miscellaneous loan
expenses can vary significantly depending on the level of problem loans which was very low during the second quarter. It is expected that these costs will increase as a result of the Bank's expansion.

Income Taxes

The effective tax rate was 41.5% for the second quarter of 2004. The provision for the second quarter of 2004 was $2,585,000 versus $1,789,000 for the same period last year. A portion of this increase resulted from increases in pre-tax income during the comparable quarters. The effective tax rate is affected by several factors which include apportionment ratios between states, the enterprise zone deduction and applicable tax rates.

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

Cash and due from banks, federal funds sold and certificates of deposit totaled $111.4 million or 11.6% of total assets at June 30, 2004, compared to $94.6 million or 11.1% of total assets at December 31, 2003. The Bank sold $2.2 million in SBA loans during the second quarter of 2004 which increased the Bank's liquidity. The Bank also increased borrowings from the Federal Home Loan Bank by $17.0 million during the second quarter of 2004. Bank deposits increased $29.9 million during the second quarter of 2004 as a result of deposit promotions. The funds provided by all of these actions were used to fund loan growth.

The Bank considers the unsold guaranteed portion of 7(a) SBA loans as a secondary source of liquidity. There is an established market for these loans and a sale can be completed within a few weeks. As of June 30, 2004, the Bank held $139.3 million in SBA guaranteed loans which could be sold for additional liquidity.

At June 30, 2004, the Bank had unused federal funds lines of credit totaling $26,000,000. The Bank also has a credit line with the Federal Home Loan Bank which is based upon the value of collateral (investments and loans). As of June 30, 2004 the Bank has collateral pledged which would allow the Bank to borrow up to $223.2 million. The Bank could borrow an amount equal to 25% of our assets, assuming that collateral values would support that level of borrowings. At June 30, 2004, the Bank had borrowed $156.2 million with $67.0 million available to borrow with the FHLB. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency. At
June 30, 2004, the Corporation had non-interest and interest bearing cash balances of $4.0 million, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).



Deposits

During the second quarter of 2004, deposits increased to $720.9 million compared to $658.3 million at the end of the year.

Money market deposits totaling $139.7 increased $133.4 million from December 31, 2003. This is a limited transaction account with a discretionary rate which is set by management. The rate offered on this account has been relatively unchanged during this quarter even though there is strong competition in our market area for these types of funds. The Bank's customers continue to hold funds in this deposit product rather than locking into a specific maturity during this time of low interest rates. These funds are also more volatile and fluctuate during various business cycles.

Certificates of deposits totaling $463.3 million at June 30, 2004 increased 14.7% from $404.0 million at December 31, 2003. The Bank offered time deposit promotions during this quarter which were successful in attracting new depositors.

As of June 30, 2004, non-interest bearing deposits equaled $67.0 million compared to $61.4 million at December 31, 2003. The Bank's transaction accounts have significant changes in daily balances, mainly due to deposits held by large businesses' accounts.

The interest rate environment and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.



Loans

Loans, net of discounts and reserves, equaled $824.4 million at June 30, 2004 compared to $733.9 million at December 31, 2003, increasing 12.3% over year end and 29.0% over the June 30, 2003 balance of $639.3 million. The following is an analysis of the loan portfolio.



Type of Loan (in thousands)                   June 30,       December 31,
                                                2004            2003
                                              --------       -----------
Real estate-mortgage                          $571,903         $495,538
Real estate- construction                       31,967           26,271
Commercial                                     222,956          214,000
Consumer installment                             6,200            6,185
                                              --------         --------
                                               833,026          741,994
Deferred loan fees and discounts                  (957)            (838)
Allowance for loan losses                       (7,719)          (7,299)
                                              --------         --------
Total                                         $824,350         $733,857
                                              ========         ========

The SBA loan program continues to be a popular program; however, competition remains very strong in our market areas. At June 30, 2004, total SBA (7a) guaranteed loans equaled $203.5 million, net of $52.4 million in SBA loans sold and being serviced by the Bank. The majority of the Bank's SBA loans are secured by real estate; however, they are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, except they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the federal government program could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans which could be sold in the secondary market was $139.3 million at June 30, 2004 compared to $108.0 million at June 30, 2003.

The Bank continues to emphasize commercial and real estate lending. At June 30, 2004, 26.8% of the loans held for investment were commercial loans and 72.5% were real estate and construction loans, compared to 28.8% and 70.3% respectively at December 31, 2003. The Bank has continued to grow its commercial and commercial real estate portfolio through its reputation as an experienced business and real estate lender which facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-70% loan-to-value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand, a worsening of economic conditions or a natural disaster could potentially have an adverse impact on the value of collateral, on the loan portfolio, and on the financial condition of the Bank.

Construction loans increased to $32.0 million at June 30, 2004 from $26.3 million at December 31, 2003 due to the improved demand caused by general economic conditions. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area.
The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.

The Bank offers residential mortgages on a limited basis. The Bank has a small portfolio of consumer loans which equaled 0.7% of the total loan portfolio at June 30, 2004 and 0.8% of the total loan portfolio at December 31, 2003



Allowance for Loan Losses

The allowance for loan losses equaled $7,719,000 at June 30, 2004, compared to $7,299,000 at December 31, 2003 At June 30, 2004, the allowance for loan losses equaled 1.1% of loans (net of the guaranteed portion of SBA loans). The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At June 30, 2004, there were five borrowers on non-accrual totaling $720,000 with $690,000 of that amount collateralized by real estate and $61,000 of it also guaranteed by the SBA. There was one loan past due 90 days or more totaling $153,000 and still accruing interest. Loans past due 30 to 89 days totaled $3,152,000, with $2,750,000 of that amount collateralized by real estate and $709,000 guaranteed by the SBA. At December 31, 2003, the Bank had $1,274,000 in non-accrual loans and no loans past due 90 or more days and still accruing interest. Past due 30 to 89 days totaled $1,950,000 at December 31, 2003.

During the second quarter of 2004, there were no loans charged off and $2,000 in loan recoveries. The Bank continues to have a low charge off experience compared to industry standards but there can be no assurances that this will continue or that the Bank will not experience loan losses. The following is an analysis of the activity in the allowance for loan losses during the second quarter and the first six months of 2004:



                                     Three months ended   Six months ended
(in thousands)                          June 30, 2004      June 30, 2004
                                     ------------------   ----------------
Balance - Beginning of period                    $7,392             $7,299
  Provision for loan losses                         325                550
  Charge offs                                         -                135
  Recoveries                                          2                  5
                                                 ------             ------
Balance - End of period                          $7,719             $7,719
                                                 ======             ======



Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At June 30, 2003, the Bank was considered "well capitalized." The total risk-based capital ratios were 11.5% for the Bank and 12.1% for the Corporation.

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

Interest rate risk is the risk of loss in value due to changes in interest rates. Since virtually all of the Corporation's interest rate risk exposure lies at the Bank level, this risk is addressed by the Bank's Asset Liability Committee "ALCO", which includes members of the Board of Directors and senior officers of the Bank. ALCO attempts to manage the various components of the Corporation's balance sheet to minimize the impact of sudden and sustained changes in interest rates on portfolio values and net interest income.

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



        Change in              Estimated           Estimated Change in
      Interest Rate       Net Interest Income      Net Interest Income
     (basis points)         (in thousands)            (in thousands)
     --------------       -------------------      -------------------
         +200                  $37,141                      $496
         +100                   37,027                       382
     Base Scenario              36,645                         0
         (100)                  36,521                      (124)
         (200)                  36,140                      (505)

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

The following schedule represents interest rate sensitivity profile as of June 30, 2004 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.


                                                       Over 3 months    Over 1 year     Non rate
          Balance Sheet              Through 3            through         through 5    Sensitive or   Total
         (in thousands)               months              1 year            years      Over 5 years
                                     ---------         -------------    ----------    ------------   ------
Assets

Fed funds sold & certificates of
 deposit                             $ 85,849                                                        $ 85,849
Investment securities                                                     $  1,080       $  7,534       8,614
Loans (net of discounts)              387,500             $209,913         151,110         83,546     832,069
Non interest-earning assets
(net of allowance for loan losses)                                                         33,239      33,239
                                     --------             --------        --------       --------    --------
                                     $473,349             $209,913        $152,190       $124,319    $959,771
                                     ========             ========        ========       ========    ========
Liabilities & Shareholders( Equity

Time Deposits $100,000 and over     $ 39,692             $146,280         $ 18,689                   $204,661
All other interest-bearing
 liabilities                         238,715              324,060           42,480      $    197      605,452
Non interest bearing liabilities                                                          66,966       66,966
Other Liabilities & Shareholders'
 Equity                                                                                   82,692       82,692
                                   --------              --------         --------      --------     --------
                                   $278,407              $470,340         $ 61,169      $149,855     $959,771
                                   ========              ========         ========      ========     ========
Interest Rate Sensitivity (1)      $194,942             ($260,427)        $ 91,021       $25,536
Cumulative Interest Rate
 Sensitivity                       $194,942              ($65,485)        $ 25,536            $0

     (1)Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.



ITEM 4.   Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures, as defined in Securities Exchange Act Rule 15d-14 (e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Corporation which is required to be included in the Corporation's periodic Securities and Exchange Commission filings. No change in internal control over financial reporting, as defined in Securities and Exchange Act Rule 15d-15(f), occurred during the fiscal quarter ended June 30, 2004 that has materially affected or is reasonably likely to materially affect the Corporation's internal control over financial reporting.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None other than in the ordinary course of business.

Item 2. Changes in securities, use of proceeds and issue of purchases of equity securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders
         The Annual Meeting of Shareholders of the Corporation was held on May 18, 2004. The following candidates received the votes indicated.


                                              Withheld/Abstained/
                                     For        Broker Non-Votes
                                  ---------   -------------------
         Clement C. Carinalli     8,223,074          115,935
         Patrick R. Gallaher      8,219,920          119,089
         William E. Geary         8,222,520          116,489
         James B. Keegan, Jr.     8,223,074          115,935
         Dennis R. Hunter         8,223,074          115,935
         Robert V. Pauley         8,206,366          132,643


         All candidates were re-elected, constituting the full board of directors of the Corporation.

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

(31)Rule 13 a - 14 (a)/ 15d - 14(a) Certifications

(32)Section 1350 Certification

(b) Reports on Form 8-K

       Form 8-K, filed on July 15, 2004, reporting, under Items 7 and 12, second quarter of 2004 results.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NORTHERN EMPIRE BANCSHARES


Date:   August 2, 2004


/s/Deborah A. Meekins                       /s/Jane M. Baker
-------------------------------------       ----------------------------
Deborah A. Meekins                          Jane M. Baker
President and Chief Executive Officer       Chief Financial Officer