Form 10-Q
period 2004-09-30
NORTHERN EMPIRE BANCSHARES
filed 2004-11-05
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

Title of class: Common Stock, no par value. Outstanding shares as of October 15, 2004: 9,882,567


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
(dollars in thousands)

ASSETS                           September 30, 2004    December 31, 2003
                                 ------------------    -----------------
Cash and equivalents:
  Cash and due from banks                $   25,744             $ 20,078
  Federal funds sold                        106,683               74,496
                                         ----------            ---------
Total cash and equivalents                  132,427               94,574
Investment securities
 available-for-sale                           1,089                  632
Federal Home Loan Bank (FHLB)
 stock, at cost                               7,894                5,961
Federal Reserve Bank stock, at cost             192                  165
Loans receivable, net of discounts
  and allowance for loan losses             870,084              733,857
Leasehold improvements and
 equipment, net                               2,756                1,586
Accrued interest receivable
 and other assets                            13,662               11,451
                                         ----------            ---------
Total assets                             $1,028,104             $848,226
                                         ==========            =========



LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                               $  777,875             $658,320
  Accrued interest payable and
   other liabilities                          5,652                3,162
  FHLB Advances                             161,921              119,211
                                         ----------            ---------
Total liabilities                           945,448              780,693

Shareholders' equity:
  Common stock, no par value;
   authorized, 40,000,000 shares;
   shares issued and outstanding,
   9,882,567 at September 30, 2004
   and 9,491,422 at December 31, 2003
   (retroactively stated for 5% stock
   dividend)                                 47,461               34,653
  Additional paid-in-capital                  3,775                1,702
  Accumulated other comprehensive
  (loss)/income                                  (6)                   2

Retained earnings                            31,426               31,176
                                         ----------            ---------
Total shareholders' equity                   82,656               67,533

Total liabilities and
 shareholders' equity                    $1,028,104             $848,226
                                         ==========            =========



     See Notes to Consolidated Financial Statements

             NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                for the three and nine months ended
                    September 30, 2004 and 2003
                           (Unaudited)


                                 Three Months Ended     Nine Months Ended
                                    September 30,          September 30,
(dollars in thousands,
 except per share data)
                                     2004      2003       2004       2003
                                   ------    ------    -------    -------
Interest income:
  Loans                           $13,480   $11,096    $38,391    $32,299
  Federal funds sold and
   investment securities              424       296        971        770
                                   ------    ------    -------    -------
    Total interest income          13,904    11,392     39,362     33,069
Interest expense                    3,924     3,423     10,731     10,612
                                   ------    ------    -------    -------

    Net interest income before
     provision for loan losses      9,980     7,969     28,631     22,457

Provision for loan losses             475       150      1,025        750
                                   ------    ------    -------    -------

    Net interest income after
     provision for loan losses      9,505     7,819     27,606     21,707
                                   ------    ------    -------    -------

Other income:
  Service charges on deposits          96       138        348        447
  Gain on sale of loans               594       352      1,294      1,052
  Other                               275       268        905        678
                                   ------    ------    -------    -------
    Total other income                965       758      2,547      2,177
                                   ------    ------    -------    -------

Other expenses:
  Salaries and employee benefits    2,711     2,289      7,486      6,350
  Occupancy                           364       312      1,008        921
  Equipment                           266       208        682        562
  Advertising and business
   development                        168       155        471        427
  Outside customer services           100        89        273        255
  Director and shareholder expenses   127       100        290        308
  Deposit and other insurance         121        93        345        276
  Professional fees                   161        62        354        279
  Other                               338       304        938        904
                                   ------    ------    -------    -------
    Total other expenses            4,356     3,612     11,847     10,282
                                   ------    ------    -------    -------

    Income before provision
     for income taxes               6,114     4,965     18,306     13,602

Provision for income taxes          2,503     1,945      7,465      5,391
                                   ------    ------    -------    -------
Net income                         $3,611    $3,020    $10,841    $ 8,211
                                   ======    ======    =======    =======
Basic earnings per common share    $ 0.37    $ 0.33    $  1.11    $  0.89
                                   ======    ======    =======    =======
Diluted earnings per common share  $ 0.32    $ 0.29    $  0.97    $  0.78
                                   ======    ======    =======    =======

     See notes to Consolidated Financial Statements

                  NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                      Nine months ended
                                                        September 30,
(dollars in thousands)                                 2004         2003
                                                   --------     --------
Cash flows from operating activities:
  Net income                                       $ 10,841     $  8,211
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Provision for loan losses                          1,025          750
   Depreciation and amortization                        448          385
   FHLB Stock dividends                                (191)        (118)
   Tax benefit from stock option exercised            2,073            -
   Gain on sale of loans                             (1,294)      (1,052)
   Change in deferred income taxes                     (573)        (104)
  Change in operating assets and liabilities:
   Change in deferred loan fees and discounts           134         (494)
   Change in interest receivable and other assets    (1,637)        (363)
   Change in accrued interest payable and
    other liabilities                                 2,490          669
                                                   --------     --------
Net cash provided by operating activities            13,316        7,884
                                                   --------     --------

Cash flows from investing activities:
  Purchases of investment securities                 (1,096)           -
  Proceeds from the sale of investment securities       631           10
  Purchase of restricted stock                       (1,770)      (1,145)
  Net decrease in interest bearing deposits               -          198
  Net increase in loans receivable                 (136,092)     (80,863)
  Purchase of leasehold improvements and
   equipment, net                                    (1,618)        (587)
                                                   --------     --------
Net cash used by investing activities              (139,945)     (82,387)
                                                   --------     --------
Cash flows from financing activities:
  Net increase in deposits                          119,555       54,192
  Net increase in FHLB advances                      42,709       24,443
  Cash paid for fractional shares                        (6)          (7)
  Stock options exercised                             2,223          116
                                                   --------     --------
Net cash provided by financing activities           164,481       78,744
                                                   --------     --------
Net change in cash and cash equivalents              37,852        4,241
Cash and cash equivalents, at beginning of year      94,575       87,463
                                                   --------     --------
Cash and cash equivalents, at end of period        $132,427     $ 91,704
                                                   ========     ========
Supplemental cash-flows information from:
  Interest paid                                    $ 10,370     $ 10,737
  Income taxes paid                                   4,231        5,402

      See Notes to Consolidated Financial Statements


                 Northern Empire Bancshares and Subsidiary
                 Notes to Consolidated Financial Statements
                              September 30, 2004



Note 1 - Basis of Presentation

The unaudited financial information contained in this report reflects all adjustments which, in the opinion of Management, are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at September 30, 2004 and the results of operations for the three and nine months then ended. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results to be anticipated for the year ended December 31, 2004.

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


                                   For the three months ended           For the three months ended
                                       September 30, 2004                   September 30, 2003
                               Income/       Shares/   Per Share      Income/       Shares/  Per Share
                             Numerator   Denominator      Amount    Numerator   Denominator     Amount
                            ----------   -----------   ---------   ----------   -----------  ---------
Net Income                  $3,611,000                             $3,020,000
                            ==========                             ==========
EPS -Income available
 to common stockholders     $3,611,000    9,880,219        $0.37   $3,020,000     9,229,765      $0.33
                            =========                              ==========
Effect of dilutive
 Securities-Stock Options                 1,409,845                               1,256,809
                                         ----------                              ----------
EPS assuming dilution-
 Income available to common
 stockholders plus
 assumed conversion         $3,611,000   11,290,064        $0.32   $3,020,000    10,486,574      $0.29
                            ==========   ==========        =====   ==========    ==========      =====



                                     For the nine months ended             For the nine months ended
                                          September 30, 2004                September 30, 2003
                               Income/       Shares/   Per Share      Income/       Shares/  Per Share
                             Numerator   Denominator      Amount    Numerator   Denominator     Amount
                            ----------   -----------   ---------   ----------   -----------  ---------
Net Income                 $10,841,000                             $8,211,000
                            ==========                             ==========
EPS-Income available
 to common stockholders    $10,841,000    9,746,190        $1.11   $8,211,000    9,229,221       $0.89
                            ==========                             ==========
Effect of dilutive
 Securities-Stock Options                 1,397,232                               1,284,148
                                         ----------                              ----------
EPS assuming dilution-
 Income available to common
 stockholders plus
 assumed conversion        $10,841,000   11,143,422        $0.97   $8,211,000    10,513,369      $0.78
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


                                  For the three            For the nine
                                   months ended            months ended
                                   September 30,           September 30,
                                  2004       2003         2004       2003
                                  ----       ----         ----       ----
Net income for the period   $3,611,000 $3,020,000  $10,841,000  $8,211,000
Compensation expense,
net of tax effect               18,000     38,000       55,000     113,000
                            ---------- ----------  -----------  ----------
Pro-forma net income        $3,593,000 $2,982,000  $10,786,000  $8,098,000
                            ========== ==========  ===========  ==========
Pro-forma earnings
 per common share                $0.36      $0.32        $1.11       $0.89
Pro-forma earnings per
 common share, assuming
 dilution                        $0.32      $0.28        $0.97       $0.78



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
Expected life                     3 years


Note 4 - Comprehensive Income

The Corporation's total comprehensive earnings presentation is as follows:


(in thousands)
                              For the three months    For the nine months
                               ended September 30,     ended September 30,
                                       2004     2003         2004    2003
                                       ----     ----         ----    ----
Net Income                           $3,611   $3,020      $10,841  $8,211
Other Comprehensive income (loss):
  Change in unrealized holding gain
  (losses) during the period               9      (4)         (14)     (8)
Income tax benefit (expense)              (4)      2            5       3
                                      ------  ------      -------  ------
                                           5      (2)          (9)     (5)
                                      ------  ------      -------  ------
Comprehensive income                  $3,616  $3,018      $10,832  $8,206
                                      ======  ======      ======= =======


Note 5 - Subsequent Event

The Board of Directors reviewed the status of option grants for non-officer directors. While the Board believes these grants have served their purpose of aligning the directors' interests with those of the Company's other shareholders, the strong performance of the Company's stock since 2001 (the last time options were granted to directors) has resulted in options having a higher dilutive impact than originally anticipated. Accordingly, as of November 5,2004, each non-officer director has determined to cancel those options he held as of January 1, 2004, and any non-officer director who exercised options earlier in 2004 is either unwinding the exercise or contributing additional capital by paying the market price at the time for the shares he received. The Board unanimously decided that this action would benefit all shareholders and would best position the Company to take advantage of the opportunities that lie ahead. Although he is no longer a board member, William Gallaher, who resigned as a director on October 13, 2003, has also participated in this action by paying the market price at the time the options were exercised. The Board intends to engage a consultant to help design a compensation package for the outside directors.

The effect of these actions will be to (1) reduce the number of fully diluted shares of the Company and thereby increase our fully diluted earnings per share and (2) increase our shareholders' equity by $3.7 million as the net result of unwinding option exercises which occurred earlier in 2004 offset by payments of the market price differential.

Had these events occurred prior to October 1, 2004, the pro forma effect of these actions on our earnings per common share assuming dilution would have been as follows:




                               Three months ended        Nine months ended
                                  September 30,             September 30,
                                   2004        2003        2004        2003
                                   ----        ----        ----        ----
Shares including dilutive
 securities (as reported)    11,290,064  10,486,574  11,143,422  10,513,369
Shares including dilutive
 securities (pro-forma)      10,258,669   9,505,237  10,120,796   9,511,583
Earnings per common
 share assuming
 dilution (as reported)           $0.32       $0.29       $0.97       $0.78
Earnings per common
 share assuming
 dilution (pro forma)             $0.35       $0.32       $1.07       $0.86



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

The Allowance for Loan Losses represents management's estimate of probable losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is reviewed monthly and is based on allocations for each loan category (e.g. Real Estate, Commercial) plus an allocation for any outstanding loans which have been classified and are on the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition to the allocated component there is an unallocated component. The unallocated component incorporates management's judgment of the inherent risks in the portfolio based on: historical loan loss experience, loan concentrations, evaluations made by regulatory agencies and our outside consultants, and assessment of economic conditions. The allocated and unallocated components represent the total allowance for loan losses that management estimates is adequate to cover losses inherent in the loan portfolio.

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

* Changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission (SEC) or other standard-setting bodies.

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

* Changes in Federal Home Loan Bank (FHLB) borrowing policies.

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

Summary of Financial Results

Total consolidated assets equaled $1,028.1million at September 30, 2004 compared to $848.2 million at December 31, 2003. Net loans increased $136.2 million since year-end with $45.7 million occurring in the third quarter. Cash and equivalents increased $21.0 million during the third quarter. Deposits increased $57.0 million and FHLB advances increased $5.7 million during the third quarter.

The net income after tax for the first nine months of 2004 equaled $10,841,000 compared to $8,211,000 for the comparable period of 2003, an increase of 32.3%. The net income for the third quarter of $3,611,000 increased 19.6% over the third quarter of 2003 when net income equaled $3,020,000. Increased profit resulted from growth in net interest income due to loan growth and the lower cost of funds resulting from the decision to borrow on its credit line with the Federal Home Loan Bank.

Net Interest Income

Net interest income (before the provision for loan losses) of $9,980,000 for the third quarter of 2004 increased 25.2% from $7,969,000 for the comparable period last year. This increase in net interest income resulted primarily from volume increases of $213.2 million in average earning assets for the current quarter compared to the third quarter of 2003. The Bank experienced a $194.3 million increase in average loans outstanding, which have the highest yields. Average investments, interest-bearing cash balances and Fed Funds investments increased $18.9 million. Average interest bearing deposits for the third quarter increased $78.1 million over the same period last year and average borrowings with the Federal Home Loan Bank increased $66.7 million.

The net interest margin equaled 4.14% during the third quarter of 2004 compared to an average margin for the third quarter of 2003 of 4.24% and 4.25% for the year ended December 31, 2003. The yield on average loans equaled 6.29% in the third quarter compared to 6.69% for the same period last year, while the Bank(s cost of funds decreased to 1.99% for the third quarter of 2004 from 2.12% for the third quarter of 2003.

Several factors impact the Bank(s interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loan and earning assets, non-accrual loan balances and mix of deposits and other funding sources.

* Changes in Market Interest Rates

Changes in economic conditions and actions of the Federal Reserve Board to reduce the Fed Funds and Discount rates have a direct impact on the Bank(s net interest margin since prime rate generally moves with Federal Reserve Board changes. During 2003 prime rate equaled 4.25% until June 30, 2003 when it declined to 4.00%, a 40 year low, where it remained until June 30, 2004. Prime rate increased three times since then to 4.75% at the end of the current quarter. Until recently, the prime rate had remained fairly stable following 2001 when Fed Funds and Prime rates declined 11 times with Prime declining from 9.50% to 4.00%. The majority of the Bank's SBA loans is tied to prime rate and reprice on a quarterly basis, based on the published prime rate on the last day of the preceding calendar quarter. The 25 basis point increase in prime rate on June 30, 2004 impacted SBA 7(a) loans on July 1, 2004 with the additional increase in prime of 50 basis points impacting the SBA loans effective October 1, 2004. Other loan indexes generally move with, precede or lag changes in prime rate. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The Bank is considered asset sensitive, meaning more assets are immediately adjustable than liabilities. The Bank's net interest margin tends to increase when interest rates increase and tends to decrease in a declining rate environment.

The full impact of rate changes on the Bank's earnings are not realized for several months, since not all loans or deposits reprice immediately. As of September 30, 2004, the Bank has $211.8 million in SBA 7(a) loans which reprice based upon the prime rate on the first day of the calendar quarter. The Bank also has $253.3 million in adjustable rate loans, mainly commercial real estate loans, which are tied to the Eleventh District Cost of Funds Index (COFI) which adjust at a slower pace. The COFI index was 1.875% for August 2004 (latest available) and 1.90% for December 2003 compared to 2.38% for December 2002. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise and benefits net interest margin as rates decline. The rate of loan prepayments continues at an increased rate as borrowers refinance to indexes which bear lower rates than loans tied to COFI which are at floors or fixed rates.

Of the Bank's loan portfolio totaling $879.3 million at September 30, 2004, $392.5 million or 44.6% of total loans are adjustable rate loans which have not reached a floor or ceiling rate. Of that total approximately $275.8 million are prime-based loans, of which $64.0 million reprice immediately and $211.8 million reprice on a quarterly basis.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. The current low rates offered on deposits make them less attractive to depositors. The Bank continues to experience a moderately high level of loan payoffs with borrowers refinancing to loans tied to indexes which bear lower rates than loans tied to COFI or loans at floors or fixed rates and to taking advantage of equity in the market values of the underlying collateral.

Interest rates offered on certificates of deposits have increased with the recent increase in market rates, yet they remain at low levels, historically. The Bank has $130.0 million in Sonoma Investor Reserve accounts (money market rate deposit accounts). The cost of these deposits equaled 1.08% during both the third quarter of 2004 and the third quarter of 2003.

The Bank has $518.9 million in time certificates of deposits. These accounts reprice at a slower pace. The cost of time deposits equaled 2.48% for the third quarter of 2004 compared to 2.79% in the third quarter of the preceding year. With the increase in market rates the cost of time deposits will increase when they mature and are renewed at the higher market rates offered on their maturity dates. The Bank continues to offer competitive market rates for deposits when compared to financial institutions in our area.

* Level of Loans Relative to Deposits

The Bank's ratio of loans-to-deposits increased to an average of 114% in the third quarter of 2004 compared to 105% for the same period last year. An increase in the loan-to-deposit ratio generally results in an increase in net interest margin.

* Mix of Loan and Earning Assets

Changes in the mix of loans also impact the Bank's net interest margin.
The largest loan growth occurred in real estate mortgage loans growing to $605.0 million at this quarter end from $495.5 million at December 31, 2003. This category has a lower yield than other types of loans. The Bank has developed new loan products tied to US Treasury and LIBOR index with other favorable terms to attract new loan volume. Loan volume has increased as a result of these new products and the Bank's competitive rate structure. Total COFI loans have declined; however, they remain a popular index in our market especially in a rising rate environment, since the index lags from other indexes like prime rate and LIBOR.

Construction loans increased to $38.8 million at the end of this quarter from $26.3 million at year end. Construction loans generally have higher yields than other real estate loans. General economic conditions greatly influence the demand for construction loans and the Bank has experienced an increase in activity during this quarter.

SBA loans, which generally are secured by real estate, are classified as commercial loans. Commercial loans totaled $229.4 million at September 30, 2004 compared to $214.0 million at December 31, 2003, of which $211.8 million and $162.7 million, respectively, were 7(a) SBA loans. SBA loans continue to be a popular loan product; however, the SBA loan program was impacted by federal government budgetary issues during the first quarter of 2004. On April 5, 2004 government funding was restored for the SBA's 2004 fiscal year, the loan cap was lifted and the program was increased to allow for guaranteed loans up to $2 million which provides a better loan product for borrowers. Additional government actions may further alter the SBA program, could have a negative impact on the Bank's profits.

Economic conditions and competition have impacted the mix of loans. Refinancing of COFI loans due to the higher floor rate than current rates has reduced loan yields. The Bank is currently offering loan products tied to prime rate, U.S. Treasury rates or LIBOR which have lower interest rates but reprice at a faster rate than COFI loans. Construction loans have some seasonality and generally rise when economic conditions improve. The Bank continues to experience strong competition for loans, which has resulted in lower loan pricing in the market place, which impacts the Bank(s offering rates on new loans and negatively impacts the Bank(s net interest margin.

* Non-Accrual Loan Balances

Loans which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of September 30, 2004 the Bank had $520,000 in non-accrual loans compared to $1,274,000 million at December 31, 2003. When a non-accrual loan pays off or is reinstated to accrual status the interest income is reinstated to income which has a positive effect on loan yields. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

* Mix of Deposits and Other Funding Sources

The mix of funding sources determines the cost of funds for the Bank. Certificates of deposit reprice at the time the certificate matures which delays the impact of changes in interest rates. Sonoma Investor Reserve accounts can be repriced weekly; and therefore, the benefit of falling interest rates and the negative impact of rising rates are more immediate. Competition also is a factor in the repricing of certain deposit products. While prime rate changes have a more immediate impact on loans it may take longer for the impact in repricing market rate deposits due to competition for these deposits in our market area.

The Bank also has a borrowing line with the Federal Home Loan Bank (FHLB) which has been used as a source of liquidity. Based on the present terms and conditions of the FHLB line of credit, the borrowing rates are below rates offered on certificates of deposits and the Bank has increased the use of this line as a way to reduce our cost of funds. As of September 30, 2004 the Bank had increased borrowed funds from the FHLB to $161.9 million as compared to $79.2 million at September 30, 2003, an increase of $82.7 million. The cost of borrowing was consistently more than 50 basis points below the current offering rate on deposits of similar term.

Interest expense increased to $3,924,000 in the third quarter of 2004 from $3,423,000 in the third quarter of 2003. The major factor was the increase in deposits and FHLB advances. The average cost of interest bearing liabilities declined to 1.99% from 2.12% when comparing the third quarter of this year to the third quarter of last year, which had a positive impact on interest expense during the quarter. The increase in the funds borrowed from the FHLB to fund loan growth at an average rate of 1.58% also had a positive impact rather than attracting new deposits at market rates.

The following are analyses of the net interest margin:




                          Three months ended         Three months ended
                          September 30, 2004         September 30, 2003
(dollars in thousands)

                         Average                   Average
                         Balance  Interest  Yield  Balance  Interest Yield
                        --------  --------  -----  -------- -------- -----
Earning assets (1)      $958,783  $13,904   5.77%  $745,590 $11,391  6.06%
Interest bearing
 liabilities             785,862    3,924   1.99%  641,090    3,423  2.12%
                                  -------                   -------
Net interest income               $ 9,980                   $ 7,969
                                  =======                   =======
Net Interest income
 to earning assets                          4.14%                    4.24%
                                            ====                     ====

(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.



                          Nine months ended          Nine months ended
                          September 30, 2004        September 30, 2003

(dollars in thousands)
                         Average                   Average
                         Balance  Interest  Yield  Balance  Interest Yield
                        --------  --------  -----  -------- -------- -----

Earning assets (1)      $904,800   $39,363  5.81%  $706,112  $33,069 6.26%

Interest bearing
 liabilities             785,891    10,732  1.82%   608,044   10,612 2.33%
                                   -------                   -------
Net interest income                $28,631                   $22,457
                                   =======                   =======
Net Interest income
 to earning assets                          4.23%                    4.25%
                                            ====                     ====

(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

The following tables sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 2004 and 2003. Changes not solely attributable to rate or volume have been allocated to rate.





                     For the three months ended September30, 2004
                                  over September 30, 2003

(dollars in thousands)

                                            Volume   Yield/Rate     Total
                                           -------     -------    -------

Increase (decrease) in interest income:
  Portfolio loans                          $10,050     ($7,666)    $2,384
  Other earning assets                         256        (128)       128
Total increase (decrease)                   10,306      (7,794)     2,512
                                           -------     -------    -------
Increase (decrease) in interest expense:
  Interest-bearing transaction accounts        (10)         11          1
  Time deposits                              1,558      (1,407)       151
  Other borrowings                             731        (382)       349
                                           -------     -------    -------
Total increase (decrease)                    2,279      (1,778)       501
                                           -------     -------    -------
Increase (decrease) in net
 interest income                            $8,027     ($6,016)    $2,011
                                           =======     =======    =======

                     For the nine months ended September 30, 2004
                             over September 30, 2003

(dollars in thousands)

                                           Volume    Yield/Rate     Total
                                           -------     -------    -------

Increase (decrease) in interest income:
  Portfolio loans                          $12,677     ($6,585)    $6,092
  Other earning assets                         328        (126)       202
                                           -------     -------    -------

Total increase (decrease)                   13,005      (6,711)     6,294
                                           -------     -------    -------
Increase (decrease) in interest expense:
  Interest-bearing transaction accounts         62        (181)      (119)
  Time deposits                              2,862      (3,310)      (448)
Other borrowings                             1,123        (436)       687
                                           -------     -------    -------
Total increase (decrease)                    4,047      (3,927)       120
                                           -------     -------    -------

Increase (decrease)
 in net interest income                     $8,958     ($2,784)    $6,174
                                           =======     =======    =======

Provision for Loan Losses

The provision for loan losses equaled $475,000 for the three months ended September 30, 2004 and $1,025,000 for the first nine months of 2004 compared to $150,000 and $750,000 for the same periods in 2003. The provision was based upon the overall growth in loans at the end of the current quarter. For further discussion see Allowance for Loan Losses.

Other Income

Other income is derived primarily from service charges, SBA loan sales, SBA loan servicing and sales of other real estate owned. Other income increased to $965,000 from $758,000 when comparing the third quarter of 2004 to the same period last year primarily as a result of a higher volume of SBA loan sales this quarter. Year to date income increased to $2,547,000 from $2,177,000 due to the increase in gains on SBA loans sales during 2004.

* Service Charges

Service charges on deposit accounts equaled $96,000 in the third quarter of 2004 compared to $138,000 for the same period last year. The decrease is partially the result of the higher earnings credit rate of 2.50% on analysis accounts which went into effect in September of 2003 and has remained rather than declining as the market rates declined. This rate was to assist in attracting new analysis customers during a period of low rates. Analysis customers earn less on their average balances to cover the cost of services provided to them. If the earnings credits earned do not cover the cost of services, the customer is charged a service fee.
Analysis customers can increase their average balances to reduce the charges or alter the services provided to reduce their service charges. The Bank also receives fees for safe deposit, merchant credit cards, and other services.

* SBA Loan Sales and Loan Participations

In the third quarter of this year, the Bank sold the guaranteed portion of SBA loans totaling $5.3 million with no loan participations and recognized gains on those sales of $594,000. During the third quarter of last year, the Bank sold the guaranteed portion of SBA loans totaling $3.5 million with no participations and recognized gains on those sales of $352,000. The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The average percentage gain on loan sales received in the third quarter of 2004 remained strong equaling 11.3% compared to 10.1% in the third quarter of 2003. Premiums on loan sales are market driven based upon factors such as rate of prepayments of SBA loans experienced throughout the country and there is no guarantee that premiums will continue at the current level.

* SBA Loan Servicing

SBA servicing fees totaled $114,000 during the third quarter of 2004, compared to fees of $98,000 recorded in the third quarter of last year. The income varies since the fee income is calculated based upon the payments received during the period and the size of the portfolio serviced. The serviced portfolio equaled $55.4 million at September 30, 2004 compared to $47.5 million at September 30, 2003.

* Sales of Other Real Estate Owned

There were no sales of other real estate owned (OREO) during the third quarter of 2004 and there was a gain of $183,000 recorded on the sale of foreclosed property during the first quarter of 2004. There were no sales of OREO during the first nine months of 2003.

Non-Interest Expenses

The Bank(s non-interest expenses totaling $4,356,000 in the third quarter of 2004 increased 20.6% from $3,612,000 for the third quarter of last year. It was expected that non-interest expenses would increase in the third quarter of 2004 as a result of the new branch in San Rafael, expansion of the Bank's operations center and the relocation of the lending functions to
larger premises.   Non-interest expenses for the nine months ended
September 30, 2004 increased to $11,847,000 from $10,282,000 for the same period in 2003. This increase results from growth throughout the Bank which has impacted most expense categories especially personnel costs associated with increased staffing and occupancy costs due to additions to Bank facilities.

* Salaries and Employee Benefits

The Bank's largest expense category is salaries and benefits which increased 18.4% to $2,711,000 in the third quarter of 2004 from $2,289,000 during the third quarter of 2003. The Bank(s full time equivalent (FTE) staff level has increased to 151 in September 2004 compared to 129 in September 2003. Increased staff included a branch staff for San Rafael office, new regional loan officer in Sacramento, and additional staff in the Credit , Loan Servicing, Branch Administration, Finance, Internal Audit and Compliance. Personnel costs are also affected by annual salary increases, incentives based upon production goals and changes in benefit costs. Incentive payments remained high due to the increased level of loan production during the third quarter of 2004.

* Occupancy and Equipment

Occupancy expenses increased to $364,000 in the third quarter of 2004 from $312,000 in the third quarter of 2003. This increase results from several changes in premises. The Loan Department and several administrative functions were relocated to Fountaingrove Business Center in northern Santa Rosa in the second quarter. This space was designed to provide operational efficiencies and to provide for expansion. The operations center also completed its expansion and the new San Rafael Branch opened on July 28. Many of the occupancy costs associated with this expansion commenced during the third quarter of this year. It is expected that occupancy expenses will continue to increase as and if the Bank continues to expand. Equipment costs of $266,000 increased 27.9% over $208,000 in the third quarter last year. The Bank has upgraded the mainframe and added imaging equipment to meet the needs of our customers and continues to replace obsolete equipment and upgrade equipment where appropriate. It is expected that equipment costs will continue to increase as the Bank expands.

* Deposit and Other Insurance

Deposit and other insurance of $121,000 increased $28,000 over the third quarter of last year. Regulatory assessments and FDIC insurance cost grew due to the increase in deposits. There is no assurance that regulatory assessments will continue at the current low level. The cost of other insurance also increased when three year policies expired and renewed with higher rates and increased insurance coverage.

* Professional Services

Professional fees of $161,000 increased from $62,000 for the third quarter of 2003. Included in this category are legal, accounting and consulting fees which tend to vary depending upon the timing and need for services. There continues to be increased legal, consulting and accounting costs in connection with SEC reporting and the new regulations resulting from the Sarbanes Oxley Act. Legal activity varies with the third quarter charges higher than normal due to a review of the Company's stock options. Legal costs associated with problem loans were minimal during this quarter due to the low level of problem loans (see discussion on Allowance for Loan Losses). Audit or review services are contracted by the Audit Committee and are performed on a varying schedule with a significant amount of activity during this quarter to perform the review of internal controls mandated by new SEC regulations. It is expected that Consulting and Audit fees will continue to increase as a result of SEC changes which include new requirements on internal controls. The Bank hired an independent consultant to assist in performing an evaluation and test the Bank's system of internal controls and operating procedures as called for under the new rules.

* Advertising and Business Development

Advertising and business development costs, which vary depending on loan and deposit promotions, increased to $168,000 from $155,000 in the third quarter of 2003. These costs are expected to increase due to the geographic markets that the new branches are entering.

* Outside Customer Services

Outside customer services were $100,000 as compared to $89,000 in the third quarter of 2003. The Bank pays for certain direct costs (i.e.: payroll services, escrow fees, etc.) which are expensed. These costs are based upon depositor's use of the analysis system. The analysis customer receives earnings credits based upon their deposit account balances which can be used to offset these charges. The customer is charged a bank service fee if their earnings credits do not cover the costs. There has been some growth in analysis customers which is reflected in the increased expense.

* Shareholder and Director Expenses

Third quarter expenses for shareholder and director expenses equaled $127,000 compared to $100,000 for the third quarter of last year. Included in this category are directors' fees for attending Board, Loan Committee, ALCO, Executive Committee, Audit and special director meetings. There have been changes to the Board of Directors with the resignation of one director who served on several committees. Two directors were added to the Board and fees increased as a result. The activity of the Audit Committee has also increased as a result of new SEC regulations. The cost of the Corporation(s annual report, transfer agent fees and other costs of communicating with shareholders is also included in this expense category and these costs have also increased and are expected to continue to increase.

* Other Expenses

Other expenses, which include stationery and supplies, telephone, postage, armored car and courier costs, loan expenses, dues and subscriptions and automobile costs increased to $338,000 from $304,000 in the third quarter of 2003. Many of these expenses vary depending upon the current activity. Miscellaneous loan expenses can vary significantly depending on the level of problem loans or the need to outsource inspections. It is expected that these costs will increase as a result of the Bank's growth.

Income Taxes

The effective tax rate was 40.9% for the third quarter of 2004. The provision for the third quarter of 2004 was $2,503,000 versus $1,945,000 for the same period last year. This increase resulted from increases in pre-tax income during the comparable quarters. The effective tax rate is affected by several factors which include apportionment ratios between states, the enterprise zone deduction and applicable tax rates.

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

Operating activities provided cash totaling $13.3 million during the nine months ended September 30, 2004. The Bank invested $136.1 million in loans during the nine months ended September 30, 2004. The Bank increased funds through deposits by $119.6 million and borrowed $42.7 million from the Federal Home Loan Bank during the nine months ended September 30, 2004.

Cash and due from banks, federal funds sold and certificates of deposit totaled $132.4 million or 12.9% of total assets at September 30, 2004, compared to $94.6 million or 11.1% of total assets at December 31, 2003. The Bank sold $5.3 million in SBA loans during the third quarter of 2004 which increased the Bank(s liquidity. The Bank also increased borrowings from the Federal Home Loan Bank by $5.7 million during the third quarter of 2004. Bank deposits increased $57.0 million during the third quarter of 2004 as a result of deposit promotions. The funds provided by all of these actions were used to fund loan growth.

The Bank considers the unsold guaranteed portion of 7(a) SBA loans as a secondary source of liquidity. There is an established market for these loans and a sale can be completed within a few weeks. As of September 30, 2004, the Bank held $142.6 million in SBA guaranteed loans which could be sold for additional liquidity.

At September 30, 2004, the Bank had unused federal funds lines of credit totaling $26,000,000. The Bank also has a credit line with the Federal Home Loan Bank (FHLB) which is based upon the value of collateral (investments and loans). As of September 30, 2004 the Bank has collateral pledged which would allow the Bank to borrow up to $243.1 million from the FHLB. The Bank could borrow an amount equal to 35% of our assets, assuming that collateral values would support that level of borrowings. At September 30, 2004, the Bank had borrowed $161.9 million with $81.2 million still available to borrow with the FHLB. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency. At September 30, 2004, the Corporation had non-interest and interest bearing cash balances of $4.1 million, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the third quarter of 2004, deposits increased to $777.9 million compared to $658.3 million at the end of the year.

Money market deposits totaling $130.0 million decreased $11.2 million from $141.2 million at December 31, 2003 . This is a limited transaction account with a discretionary rate which is set by management. The rate offered on this account has been relatively unchanged during this quarter even though there is strong competition in our market area for these types of funds. The Bank(s customers continue to hold funds in this deposit product rather than locking into a specific maturity during this time of low interest rates. These funds are also more volatile and fluctuate during various business cycles.

Certificates of deposits totaling $518.9 million at September 30, 2004 increased 28.4% from $404.0 million at December 31, 2003. The Bank offered time deposit promotions during this quarter which were successful in attracting new depositors. The new branch in San Rafael has also been successful in recording new time deposits.

As of September 30, 2004, non-interest bearing deposits equaled $82.7 million compared to $61.4 million at December 31, 2003. The Bank(s transaction accounts have significant changes in daily balances, mainly due to deposits held by large businesses' accounts.

The interest rate environment and the increased competition from the financial services industry has made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $870.1 million at September 30, 2004 compared to $733.9 million at December 31, 2003, increasing 18.6% over year end and 30.2% over the September 30, 2003 balance of $668.1 million. The following is an analysis of the loan portfolio.

Type of Loan (in thousands)        September 30,    December 31,
                                           2004            2003
                                           ----            ----
Real estate-mortgage                   $604,981        $495,538
Real estate- construction                38,774          26,271
Commercial                              229,448         214,000
Consumer installment                      6,047           6,185
                                       --------         -------
                                        879,250         741,994
Deferred loan fees and discounts           (972)           (838)
Allowance for loan losses                (8,194)         (7,299)
                                       --------        --------
Total                                  $870,084        $733,857
                                       ========        ========

The SBA loan program continues to be a popular program; however, competition remains very strong in our market areas. At September 30, 2004, total SBA (7a) loans equaled $211.8 million, net of $55.4 million in SBA loans sold and being serviced by the Bank. The majority of the Bank(s SBA loans are secured by real estate; however, they are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank(s other loans, except they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The SBA loan program remains subject to budget considerations at the Federal government level. Major changes to the federal government program could affect the Bank(s profitability and future SBA loan growth. The guaranteed portion of SBA loans which could be sold in the secondary market was $142.6 million at September 30, 2004 compared to $117.5 million at September 30, 2003.

The Bank continues to emphasize commercial and real estate lending. At September 30, 2004, 26.1% of the loans held for investment were commercial loans and 73.2% were real estate and construction loans, compared to 28.8% and 70.3% respectively at December 31, 2003. The Bank has continued to grow its commercial and commercial real estate portfolio through its reputation as an experienced business and real estate lender which facilitates the successful negotiation of complex commercial loans. Most of our real estate loans have 60-75% loan-to-value ratios at the time that they are originated by the Bank. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand, a worsening of economic conditions or a natural disaster could potentially have an adverse impact on the value of collateral, on the loan portfolio, and on the financial condition of the Bank.

Construction loans increased to $38.8 million at September 30, 2004 from $26.3 million at December 31, 2003 due to the improved demand caused by general economic conditions. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank(s market area. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.

The Bank offers residential mortgages on a limited basis. The Bank has a small portfolio of consumer loans which equaled 0.7% of the total loan portfolio at September 30, 2004 and 0.8% of the total loan portfolio at December 31, 2003

Allowance for Loan Losses

The allowance for loan losses equaled $8,194,000 at September 30, 2004, compared to $7,299,000 at December 31, 2003. At September 30, 2004, the allowance for loan losses equaled 1.1% of loans (net of the guaranteed portion of SBA loans). The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At September 30, 2004, there were three borrowers on non-accrual totaling $520,000 with all, of that amount collateralized by real estate and $198,000 of it also guaranteed by the SBA. There were no loans past due 90 days or more and still accruing interest. Loans past due 30 to 89 days totaled $5,407,000, with $5,394,000 of that amount collateralized by real estate. At December 31, 2003, the Bank had $1,274,000 in non-accrual loans and no loans past due 90 or more days and still accruing interest. Past due 30 to 89 days totaled $1,950,000 at December 31, 2003.

During the third quarter of 2004, there were no loans charged off and less than $500 in loan recoveries. The Bank continues to have a low charge off experience compared to industry standards but there can be no assurances that this will continue or that the Bank will not experience loan losses. The following is an analysis of the activity in the allowance for loan losses during the third quarter and the first nine months of 2004:

(in thousands)
                              Three months ended     Nine months ended
                              September 30, 2004    September 30, 2004
                              ------------------    ------------------
Balance- Beginning of period              $7,719                $7,299
   Provision for loan losses                 475                 1,025
   Charge offs                                 -                   135
   Recoveries                                  -                     5
                                          ------                ------

Balance- End of period                    $8,194                $8,194
                                          ======                ======

Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At September 30, 2003, the Bank was considered "well capitalized." The total risk-based capital ratios were 11.3% for the Bank and 11.8% for the Corporation.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Bank's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Bank utilizes no derivatives to mitigate its credit risk, relying instead on loan review and adequate loan loss reserves. See Allowance for Loan Losses.

Interest rate risk is the risk of loss in value due to changes in interest rates. Since virtually all of the Corporation's interest rate risk exposure lies at the Bank level, this risk is addressed by the Bank's Asset Liability Committee ("ALCO"), which includes members of the Board of Directors and senior officers of the Bank. ALCO attempts to manage the various components of the Corporation(s balance sheet to minimize the impact of sudden and sustained changes in interest rates on portfolio values and net interest income.

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

Management expects that, in a declining rate environment, the Bank(s net interest margin would tend to decline, and, in an increasing rate environment, the Bank's net interest margin would tend to increase. On a monthly basis, management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in general interest rates of 100 and 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income and the value of the Bank's equity is calculated by discounting cash flows associated with the Bank(s assets and liabilities. The following table summarizes the simulated change in Net Interest Income based on the next twelve months, given a change in general interest rates of 100 and 200 basis points up or down.




Change in             Estimated            Estimated Change in
Interest Rate    Net Interest Income       Net Interest Income
(basis points)     (in thousands)              (in thousands)

         +200           $39,530                         $970
         +100            39,408                          424
Base Scenario            38,984                            0
         -100            38,791                         (193)
         -200            38,609                         (375)

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

The following schedule represents interest rate sensitivity profile as of September 30, 2004 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.


Balance Sheet
(in thousands)

Assets

                                     Over 3        Over     Non-rate
                          Through    months       1 year   Sensitive
                             3       through     through    or Over
                           months    1 year      5 years    5 years        Total
                          -------   -------      -------    ------        ------
Fed funds sold &
 certificates of deposit  $106,683                                      $106,683
Investment securities                   $1,089     $8,086                  9,175
Loans (net of discounts)   414,448    $193,531     261,345     8,954     878,278
Non interest-earning
 assets (net of allowance
 for loan losses)                                             33,968      33,968
                         --------     --------    --------   -------  ----------
                         $521,131     $193,531    $262,434   $51,008  $1,028,104
                         ========     ========    ========   =======  ==========
Liabilities &
 Shareholders' Equity
Time Deposits $100,000
  and over                $39,946     $181,050     $13,592              $234,588
All other interest-
 bearing liabilities      381,605      216,694      22,326    $1,921     622,546
Non interest
 bearing liabilities                                          82,662      82,662
Other Liabilities &
 Shareholders' Equity                                         88,308      88,308
                         --------     --------    --------   -------  ----------
                         $421,551     $397,744     $35,918  $172,891  $1,028,104
                         ========     ========    ========   =======  ==========
Interest Rate
 Sensitivity (1)          $99,580    ($204,213)   $226,516  $121,883
Cumulative Interest
 Rate Sensitivity         $99,580    ($104,633)   $121,883        $0


(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.

ITEM 4.   Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures, as defined in Securities Exchange Act Rule 15d-14 (e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Corporation which is required to be included in the Corporation's periodic Securities and Exchange Commission filings. No change in internal control over financial reporting, as defined in Securities and Exchange Act Rule 15d-15(f), occurred during the fiscal quarter ended September 30, 2004 that has materially affected or is reasonably likely to materially affect the Corporation's internal control over financial reporting.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None other than in the ordinary course of business.

Item 2. Changes in securities, use of proceeds and issuer of purchases of equity securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

     (3)(a)  Articles of Incorporation of the Corporation (filed as
             Exhibit 3.1 to the Corporation's S-1 Registration Statement, filed May 18,1984 and incorporated herein by this reference).

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

        (e) Secretary(s certificate of Amendment to the Bylaws of the Corporation and revised Bylaws (filed as Exhibit (3)(e) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1997 and incorporated herein by this reference).

(31)      Rule 13 a  14 (a)/ 15d  14(a) Certifications

(32) Section 1350 Certification

(b) Reports on Form 8-K

     Form 8-K, filed on July 15, 2004, reporting, under Items 7 and 12, second quarter of 2004 results.

     Form 8-K, filed on October 18, 2004, reporting, under Items 7 and 12, third quarter of 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NORTHERN EMPIRE BANCSHARES


Date: November 5, 2004
      -----------------

/S/ Deborah A. Meekins                        /s/ Jane M. Baker
------------------------------               ---------------------------
Deborah A. Meekins                            Jane M. Baker
President and Chief Executive Officer         Chief Financial Officer

Exhibit 31

Rule 13a - 14(a)/15d - 14(a) Certification

I, Deborah A. Meekins, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northern Empire Bancshares;

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


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) for the registrant and have:

   a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

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


Date:  November 5, 2004        Signature        /s/ Deborah A. Meekins
                              ------------------------------------------
                              Deborah A. Meekins, President and
                               Chief Executive Officer




Rule 13a  - 14(a)/15d - 14(a) Certification

I, Jane M. Baker, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Northern Empire Bancshares;

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


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) for the registrant and have:

   a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

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


Date:  November 5, 2004      Signature /S/ Jane M. Baker
                                       ------------------------------
                                   Jane M. Baker, Chief Financial Officer











Exhibit 32
SECTION 1350 CERTIFICATION



The undersigned each certify that:

1. They are the duly appointed Chief Executive Officer and Chief Financial Officer, respectively, of Northern Empire Bancshares, a California Corporation ("the Company"); and

2. To their best knowledge and belief, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and to which the Certification is attached as Exhibit 32, fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Northern Empire Bancshares.



Date:     November 5, 2004


/s/ Deborah A. Meekins              /s/ Jane M. Baker
-----------------------             ---------------------------
 Deborah A. Meekins                 Jane M. Baker
President and Chief                Chief Financial Officer
Executive Officer