Form 10-K
period 2004-12-31
NORTHERN EMPIRE BANCSHARES
filed 2005-03-15
CIK 746253

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-K

     [X]  ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2004

     [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from___________to__________

     Commission File Number 2-91196(1)

                   NORTHERN EMPIRE BANCSHARES
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

       CALIFORNIA                             94-2830529
-------------------------------     ------------------------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
X    No_____.
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
      Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  Yes   X    No ___
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $173,209,000 as of June 30, 2004. Shares held by directors and executive officers have been excluded from the foregoing calculation in that such persons may be deemed to be "affiliates". Such determination of affiliate status is not necessarily a conclusive determination for other purposes.
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 9,854,067 shares, as of February 15, 2005.

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

Item 1.   Business

Item 2.   Properties

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

                  Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities

Item 6.   Selected Financial Data

Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operation

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Item 8.   Financial Statements and Supplementary Data

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

Item 9 A. Controls and Procedures

Item 9 B. Other Information

                  Part III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

Item 13.  Certain Relationships and Related Transactions

Item 14.  Principal Accounting Fees and Services

                  Part IV

Item 15.  Exhibits, Financial Statement Schedules

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

* Declines in the national or regional economy. A worsening of economic conditions could reduce the demand for loans, cause credit quality deterioration and/or result in a decline in the value of real estate collateral securing a substantially all of the Bank's loans. Any of these factors could have an adverse impact on the Bank's financial condition.

* Changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission (SEC) or other standard-setting bodies. Such changes could affect the manner in which the Corporation and the Bank are required to account for and report income, expenses, reserves, or a merger or acquisition, if any and could materially affect the Corporation's business and financial statements

* Changes in the U.S. Small Business Administration (SBA) program. The Bank makes a significant portion of its commercial loans through the U.S. Small Business Administration program, which guarantees a portion of such loans, and the Bank generates income through the sale of such loans. Changes in the Small Business Administration program could have an adverse effect on the Bank's business, such changes are a possibility because of current budget constraints at the SBA.

* Changes in Federal Home Loan Bank (FHLB) borrowing policies. The Bank relies upon the FHLB for a large portion of the funding which is collateralized by loan assets. Based upon the current policies of the FHLB we believe the advances are renewable. Changes in the requirements of the FHLB could materially affect the Bank's business and financial statements, and changes in the rates or duration of advances could make them less advantageous to the Bank.

* Uncertainty regarding the economic outlook resulting from the continuing war on terrorism and foreign hostilities, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism.

* Investors are cautioned to consider these and other risks and uncertainties. The Corporation specifically disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements in this report to reflect future events or developments.

* Operational risks including data processing system failures or fraud.



ITEM 1.        Business

* Available Information

The Corporation electronically files the following reports with the SEC:
Form 10-K (annual report), Form 10-Q (quarterly report), and Form 8-K (current report). The Corporation may also file additional reports and/or forms with the SEC. The SEC maintains an internet website, www.sec.gov., at which all electronic filings can be accessed. Information regarding the Corporation and the Bank may be found at the Bank's website, www.snbank.com. A direct link to Northern Empire Bancshares' reports filed with the SEC is located under "Investor Info" section on the website. Paper copies of the reports filed with the SEC may also be obtained free of charge by contacting Jane M. Baker at the Corporation at 3558 Round Barn Blvd., Suite 300, Santa Rosa, California 95403 or by telephone (707) 591-9000.

* History and General

Northern Empire Bancshares (the "Corporation") was incorporated as a California corporation on June 8, 1982 for the purpose of becoming a bank holding company of Sonoma National Bank (the "Bank"). On April 27, 2000, the Corporation made an election to become a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999. The Corporation's executive offices are located at 3558 Round Barn Blvd., Santa Rosa, California, and its telephone number is (707) 591-9000.

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

The Bank was organized as a national banking association on March 27, 1984 and commenced operations on January 25, 1985. It currently has the following eight banking offices operating in Sonoma and Marin Counties,
California:

1. Main Office located at 801 Fourth Street, in the central business district of Santa Rosa, California,
2. Oakmont Branch located in the Oakmont area of Santa Rosa, approximately 7 miles east of the main office,
3. West College Branch office in west Santa Rosa, approximately 2 miles west of the main office
4. Windsor Branch located in Windsor, approximately 10 miles north of the main office,
5. Sebastopol Branch office located in Sebastopol, approximately 8 miles west of the main office,
6. Petaluma Branch located in Petaluma, approximately 16 miles south of the main office,
7. Sonoma Branch located in Sonoma, approximately 20 miles east of the main office, and
8. San Rafael Branch located in San Rafael, approximately 38 miles south of the main office.

In the spring of 2005, the Bank will open branches in downtown Walnut Creek, approximately 70 miles from the main office, and in downtown Petaluma, approximately 17 miles from the main office. Another branch is planned to open this summer in Concord approximately 65 miles from the main office.

The Bank also has loan production offices in the following locations:

1. Santa Rosa Loan Center located at 3558 Round Barn Blvd., Suite 300, Santa Rosa, California,
2. Sacramento Office located at 1851 Heritage Lane, Suite 128,
    Sacramento, California,
3. San Rafael Office located at 1447 Fourth Street, San Rafael,
    California,
4. Walnut Creek Office located at 2910 Camino Diablo, Suite 215C, Walnut Creek, California, and
5. Phoenix Office located in the Biltmore Financial Center at 2398 East Camelback Road, Suite 615, Phoenix, Arizona.

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

* Market Area

The Bank's primary market area and source of most of its loan business is Sonoma County and the greater Bay Area in California and Arizona (mainly in the surrounding area of Phoenix). The Bank has expanded its lending territory for construction loans, commercial real estate loans and loans made under the programs of the SBA. The Bank has loan production facilities in Phoenix, Arizona and San Rafael, Sacramento, and Walnut Creek, California. The primary market area for deposit business is Sonoma County, and there has been recent expansion into Marin County.

* Competition

The banking business in California generally, and specifically in the market area served by the Bank, is highly competitive with respect to both loans and deposits, and is dominated by major banks which have offices operating throughout California. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. In addition, many of the major banks operating in the Bank's service area offer specialized services, such as trust and international banking services, which the Bank does not offer directly. By virtue of their greater total capitalization, the major banks also have substantially higher lending limits than the Bank has. The Bank competes for loans and deposits with these major banks, as well as with other independent banks, savings and loan associations, credit unions, mortgage companies, insurance companies and other lending institutions. There are approximately nine independent banks with operations in Sonoma County. The entry of other independent banks or the expansion of major banks in the Bank's service area may adversely affect the Bank's ability to compete.

Savings and loans, credit unions and money market funds have provided significant competition for banks with respect to deposits. Other entities, both governmental and private, seeking to raise capital through the issuance and sale of debt or equity securities, also provide competition for the Bank in the acquisition of deposits. The trend of federal and state legislation has significantly increased competition between banks and other financial institutions for both loans and deposits and is expected to continue to do so in the future. In particular, the Gramm-Leach-Bliley Act enacted in 1999 authorizes affiliations among banks, insurance companies and securities firms and has increased competition among financial institutions with respect to all types of financial products and services.


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

At present, there are approximately 136 banking offices and offices of savings and loan associations in the Sonoma County market area and a substantially greater number of such offices in the greater Bay Area, including offices of major chain banks, of smaller independent banks and savings and loan associations. The Bank attempts to compete by offering personalized and specialized services to its customers. In the Sonoma County market area, the Bank's promotional activities emphasize the advantages of doing business with a locally owned, independent institution attuned to the particular needs of the community.

The Bank experiences strong competition from major banks and local community banks in making SBA loans, especially in California. Most of our local SBA competitors also have Preferred Lender status from the SBA, and they often offer more attractive rates on SBA loans than the Bank can. We expect this trend to continue. There can be no assurance that the Bank will continue to increase its SBA loan portfolio or continue to make a significant number of SBA loans.

Further information, including certain statistical information, concerning the Bank and the Corporation is provided at "Item
7-Management's Discussion and Analysis of Financial Condition and
Results of Operation".

Employees

At December 31, 2004 the Bank had 127 full-time and 34 part-time employees.

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

(a) Sarbanes-Oxley Act of 2002. President Bush signed the Sarbanes-Oxley Act of 2002 into law on July 30, 2002. This new legislation establishes a comprehensive framework that affects the corporate governance and reporting requirements of companies that file reports with the Securities and Exchange Commission and provides accounting oversight of the accounting firms that audit them. Among other things, the Sarbanes-Oxley Act

* limits the scope of consulting services that auditors can offer their reporting company audit clients;
* imposes a range of new criminal penalties for fraud and other wrongful acts and extends the period during which certain types of lawsuits can be brought against a company or its insiders;
* expands certain disclosure requirements for reporting companies and requires the maintenance of internal controls and procedures and disclosures regarding those controls and procedures;
* requires officer certifications of a reporting company's financial statements in quarterly, annual and other reports to the Securities and Exchange Commission; and
* creates an accounting oversight board that is empowered to set auditing quality control and ethics standards.

The Sarbanes-Oxley Act requires the Securities and Exchange Commission to adopt regulations to implement certain of its requirements. Numerous regulations have been adopted to date and others are expected to be adopted in the future.

(b) USA Patriot Act of 2001. The USA Patriot Act of 2001 contains new anti-money laundering and financial transparency laws, in addition to the laws and regulations theretofore in effect. The USA Patriot Act requires, among other things, certain additional due diligence and record keeping practices for financial institutions that administer or maintain private bank accounts for non-U.S. persons and imposes standards for verifying customer identification at account opening. The statutory requirements are implemented by regulations issued by the U.S. Department of the Treasury.

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

The Federal banking regulatory agencies have substantial enforcement powers over the depository institutions that they regulate. Civil and criminal penalties may be imposed on such institutions and persons associated with those institutions for violations of any law or regulation. The amount of the penalty depends on whether the violation is part of a pattern or causes a loss to the financial institution. Enforcement powers also include the power to enjoin "unsafe or unsound practices," the issuance of a cease-and-desist order that can be judicially enforced, the issuance of directives to increase capital and the issuance of formal and informal agreements.

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

Based on its capital position at December 31, 2004, the Bank is considered well capitalized.

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

The capital totals of the Corporation and the Bank, as of December 31, 2004, exceeded the amounts of capital required under the regulatory guidelines to be well capitalized as shown in Footnote 13 to the Financial Statements, entitled Regulatory Capital Requirements, Item 8.

Under the risk-based capital rules, when the agencies assess the capital adequacy of a bank, they must take into account the effect on that bank's capital that would occur if interest rates moved up or down. The purpose of this requirement is to ensure that banks with high levels of interest rate risk have enough capital to cover the loss exposure.

The risk-based guidelines and the leverage ratio do not have a significant effect on the Corporation and the Bank at this time because both the Corporation and the Bank meet their respective required ratios. The effect the requirements may have in the future is uncertain. The risk-based capital guidelines may affect the allocation of the Bank's assets between various types of loans and investments. If the Bank continues to grow with its present asset composition, it may be required to raise additional capital.

The required capital ratios have increased in significance under FDICIA, as described above. The ratios now affect a bank's ability to utilize brokered deposits and its deposit insurance premium rates, and they can result in regulatory enforcement action. See, above, "The Bank."

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

The Commercial, Construction and SBA Lending, Loan Administration and Executive offices are located in north Santa Rosa at 3558 Round Barn Blvd., Suite 300. The Bank leases 17,061 square feet at that location

The Bank's data processing, client services and personnel departments are located at 1650 Northpoint Parkway, Santa Rosa. The Bank currently occupies 12,334 square feet at that location.

The Bank leases facilities for its eight branch offices and the new branches which are in process of completion (both stand alone offices and supermarket branches) in Sonoma, Marin and Contra Costa Counties under various leases which expire under various dates, including options to renew, through the year 2044.

The Bank also leases other properties for its loan production offices in California and Arizona.

Management believes that the Bank's existing facilities will accommodate current operations and planned growth in the lending and operations areas of the Bank for the next few years. Additional facilities may be needed depending upon the rate of Bank growth.

The Bank has invested in loans secured by real property collateral. The Bank's policies with respect to such loans are described under the caption "Loan Portfolio" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.


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


ITEM 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of shareholders during the fourth quarter of 2004.

     Part II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On December 31, 2004, the Corporation had 9,854,067 shares of common stock outstanding, held by approximately 252 shareholders of record.

At December 31, 2004, the directors and executive officers of the Corporation and the Bank beneficially held 1,864,853 shares, or 18.9% of the outstanding shares. These shares do not include shares that may be acquired upon the exercise of outstanding stock options. See "Item 12, Security Ownership of Certain Beneficial Owners and Management," herein. Under SEC rules, the directors and officers are restricted in the amount of securities they may sell without registration under the Securities Act of 1933, as amended. In general, directors and officers each may offer up to 98,540 shares in any three month period without such registration.

As of December 31, 2004, the directors, officers and staff have the right to acquire 742,891 additional shares upon the exercise of options granted pursuant to the Corporation's Stock Option Plan. Should several directors and officers choose to exercise options and sell their shares on the market, such that a large number of shares are offered at one time, the price of the common stock could be adversely affected.

The Corporation's common stock is not listed on any securities exchange or on the National Association of Securities Dealers Automated
Quotations (NASDAQ) System. The firms SmithBarney and Brookstreet
Securities, located in Santa Rosa, and Hoefer & Arnett, located in San Francisco, are presently making a market in the stock. The Corporation's trading symbol is NREB.

On February 25, 2005, the board of directors announced its intent to file an application for the listing of the Corporation's common shares on NASDAQ by the end of March 2005. According to NASDAQ, processing the application and reaching a final determination as to whether the Corporation meets all the requirements for listing can take up to eight weeks. There is no guarantee that NASDAQ will approve the listing application or, if approved, any assurance as to the effect, if any, that listing the common shares on NASDAQ may have on the volume of trading in the shares or on the price at which the shares are traded.

The following chart shows the high and low bid quotations and the volume of transactions in the Corporation's stock for the periods indicated. The price and volume information set forth below does not reflect privately-negotiated transactions, if any. The trading volume was obtained from the OTC bulletin board web site. The prices were obtained from the business section of the Press Democrat (the local newspaper in Santa Rosa, California). The bid prices and numbers of shares in this table have been adjusted for the impact of the stock dividends issued during 2004 and 2003 and the two for one stock split in December 2003.











          Bid Quotations for the Corporation's Common Stock
                                           Approximate
Quarter Ended            High       Low    Trading Volume
-------------            ----        --    ---------------
March 31, 2003         $12.70    $11.36      270,591
June 30, 2003           12.24     11.36      244,951
September 30, 2003      13.38     11.14      742,447
December 31, 2003       17.62     13.33      486,621
March 31, 2004          20.52     16.28      226,041
June 30, 2004           21.90     19.75      202,727
September 30, 2004      22.25     19.55      313,661
December 31, 2004       23.25     20.25      439,400

Due to the lack of any significant trading and no established public market, the prices indicated above should not be considered an indication of the market value of the shares. There is no assurance that any significant trading market for the shares will develop in the future and there are no assurances as to the price at which shares may be traded in the future. The bid and asked prices of the Corporation's common stock were $22.35 and $22.40, respectively, on December 31, 2004.

Dividends and Stock Split

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

The approval of the Comptroller is required if the total of all dividends declared by a bank in any calendar year will exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock which may be outstanding. Moreover, the Comptroller may prohibit the payment of dividends which would constitute an unsafe and unsound banking practice. As of December 31, 2004, $35,060,000 of retained earnings of the Bank was available for the payment of dividends to the parent company under this requirement.

Securities Authorized for Issuance under Equity Compensation Plans

The Corporation's 1997 Stock Option Plan ("1997 Plan") was approved by the Corporation's shareholders at the May 19, 1998 annual shareholders' meeting. The 1997 Plan was adopted by the Board of Directors to replace the Corporation's earlier stock option plan (the "1984 Plan") which was approved by the Corporation's shareholders on June 4, 1995 and expired by its terms on February 26, 1994. No options to purchase shares are still outstanding under the 1984 Plan since the final options were exercised in January 2004 and no new options may be granted under the 1984 Plan. Other than options outstanding under its 1997 stock option plan, the Corporation does not have any outstanding rights or warrants to purchase shares of its common stock.

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

The Plan provides for the grant of both non-statutory options and options which are intended to qualify as "incentive stock options" as defined in Section 422 of the Internal Revenue Code (the "Code"). Shares for which options have been granted under the Plan may be purchased at a price not less than the fair market value of the shares on the date the option was granted. Options vest immediately up to a maximum of five years and expire not more than ten years from the date of grant.

The following table shows the number of shares that may be issued upon the exercise of options outstanding as of December 31, 2004, the weighted average exercise price of such options and the number of shares remaining for option grants under the 1997 Plan. The numbers of shares and the exercise prices have been adjusted, pursuant to the terms of the 1997 Plan, for stock dividends and the 2003 two-for-one stock split.

Equity Compensation Plan Information

                                                                 Number of securities
                                                                 remaining available
                                                                 for future issuance
                       Number of securities   Weighted-average   under equity
                       to be issued upon      exercise price     compensation plans
                       exercise of            of outstanding     (excluding securities
                       outstanding options,   options, warrants  reflected in
                       warrants and rights    and rights         column (a)
                       -------------------    -----------------  ---------------------
Equity compensation
 plans approved by
 security holders                  742,891               $10.60              1,647,604
Equity compensation
 plans not approved
 by security holders                     0                    0                      0
                       -------------------    -----------------  ---------------------
Total                              742,891               $10.60              1,647,604
                       ===================    =================  =====================





Purchases of Equity Securities by the Issuer

In 2004 the Board of Directors reviewed the status of option grants for non-officer directors. While the Board believes these grants have served their purpose of aligning the directors' interests with those of the Company's other shareholders, the strong performance of the Company's stock since 2001 (the last time options were granted to directors) has resulted in options having a higher dilutive impact than originally anticipated. As of November 5, 2004, each non-officer director canceled their outstanding options totaling 1,371,624 and non-officer directors who exercised options earlier in 2004 either rescinded the exercise or contributed additional capital by paying the difference between the market price at the time the options were exercised and the exercise price. As a part of this transaction 29,500 shares were repurchased at the exercise price that the director had paid for the shares when issued. For additional information see discussion under the caption "Stock Option Plan" in Item 11, Executive Compensation.




                                      (c) Total
                                      Number of
                                      Shares      (d) Maximum Number
                                      (or Units)   (or Approximate
                                      Purchased     Dollar Value)
              (a) Total               as Part of    of Shares
              number of   (b) Average Publicly     (or Units) that
              Shares      Price Paid  Announced     May Yet Be
              (or units)  per Share   Plans or      Purchased Under the
 Period       purchased   (or unit)   Programs      Plans or Programs
-------       ---------   ---------   ---------     ------------------
November 2004    29,500       5.57      None              None

Total            29,500       5.57      None              None





ITEM 6.        Selected Financial Data

(Dollars in thousands)

Year ended December 31:        2004        2003        2002        2001       2000
                         ----------  ----------  ----------  ----------   ---------
Interest income             $54,402     $44,732     $41,456     $44,345    $39,894
Interest expense             15,286      13,924      15,841      20,803     19,495
Net interest income          39,116      30,808      25,615      23,542     20,399
Provision for loan losses     1,550         900         840         960        960
Non-interest income           2,862       2,894       2,334       1,677      1,456
Non-interest expense         16,640      14,165      11,678      10,521      9,530
Income before income taxes   23,788      18,637      15,431      13,738     11,365
Provision for income taxes    9,468       7,366       6,096       5,651      4,513
Net Income                   14,320      11,271       9,335       8,087      6,852
Earnings per share:
  Basic*                      $1.46       $1.22       $1.01       $0.88      $0.75
  Diluted*                    $1.30       $1.06       $0.89       $0.81      $0.72
Per Share:
  Cash Dividends paid         $0.00       $0.00       $0.00       $0.00      $0.00
  Book value at
   December 31*:              $9.12       $7.12       $5.83       $5.06      $4.35
Average common
 shares outstanding*      9,777,906   9,253,526   9,206,997   9,183,333   9,141,167
Average diluted common
 shares outstanding*     11,049,306  10,586,680  10,461,931  10,006,114   9,519,459
Shares outstanding at
 December 31 (Actual)     9,854,067   9,491,423   9,218,915   8,761,045   8,304,872

At December 31
Loans, net                  938,104     733,857     586,461     466,529     432,446
Total assets              1,080,924     848,226     689,380     561,004     494,390
Total deposits              791,025     658,320     577,585     502,137     453,437
Borrowed funds              191,912     119,211      54,776      11,802       1,828
Shareholders' equity         89,878      67,533      53,738      44,297      36,103

* Prior years have been adjusted for stock split and stock dividends issued.

Financial Ratios:              2004        2003        2002        2001        2000
                         ----------  ----------  ----------  ----------   ---------
For the year:
  Return on average assets    1.49%       1.52%       1.50%       1.54%       1.54%
  Return on average equity   18.16%      18.80%      18.86%      19.83%      20.87%
  Net interest margin         4.20%       4.25%       4.23%       4.61%       4.71%
  Net loan losses to
   average loans              0.03%       0.00%       0.01%       0.01%       0.02%
  Efficiency ratio (1)       39.64%      42.03%      41.78%      41.72%      43.60%
At December 31:
  Equity to assets            8.31%       7.80%       7.80%       7.90%       7.30%
  Total capital to
   risk adjusted assets      12.13%      11.74%      11.56%      12.14%      10.69%
  Nonperforming assets to
  total loans & OREO          0.11%       0.17%       0.51%       0.45%       0.51%
  Nonperforming assets to
   total assets               0.10%       0.15%       0.44%       0.38%       0.46%
  Allowance for loan losses
   to total loans             0.92%       0.98%       1.07%       1.18%       1.06%
  Allowance for loan losses
   to non-performing assets  700.5%      572.9%      210.5%     260.48%     207.58%

(1) Efficiency ratio is the percentage of noninterest expenses to the sum of net interest income plus noninterest income.

In 2004 the Board of Directors reviewed the status of option grants for non-officer directors. While the Board believes these grants have served their purpose of aligning the directors' interests with those of the Company's other shareholders, the strong performance of the Company's stock since 2001 (the last time options were granted to directors) has resulted in options having a higher dilutive impact than originally anticipated. As of November 5, 2004, each non-officer director canceled their outstanding options totaling 1,371,624 and non-officer directors who exercised options earlier in 2004 either rescinded the exercise or contributed additional capital by paying the difference between the market price at the time the options were exercised and the exercise price. The Board unanimously decided that this action would benefit all shareholders and would best position the Company to take advantage of the opportunities that lie ahead. Although he is no longer a board member, William Gallaher, who resigned as a director on October 13, 2003, has also participated in this action by paying the difference between the market price at the time the options were exercised and the option price. The effect of these actions was to
(1)reduce the number of fully diluted shares of the Company used to calculate diluted earnings per share and (2)increase our shareholders' equity by $6.0 million ($6.9 million in cash payments less the tax impact of $872,000) as the result of the payment of the market price differential net of the repayment for shares returned to the Company and the tax impact. Per share book value and shareholders equity increased significantly during 2004 due to this nonrecurring event concerning outside director stock options. See discussion in Section III, Item 11 Executive Compensation - Stock Option Plan and Compensation of Outside Directors. See also discussion in Item 5, Purchases of Equity Securities by the Issuer.


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

The Allowance for Loan Losses represents management's estimate of probable losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is reviewed monthly and is based on allocations for each loan category (e.g. Real Estate, Commercial), plus an allocation for any outstanding loans which have been classified and are on the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition to the allocated component there is an unallocated component. The unallocated component incorporates management's judgment of the inherent risks in the portfolio based on: historical loan loss experience, loan concentrations, evaluations made by regulatory agencies and other consultants, and assessment of economic conditions. The allocated and unallocated components represent the total allowance for loan losses which management believes is adequate to cover losses inherent in the loan portfolio.

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

Balance Sheet - Summary

The Corporation's sole subsidiary is the Bank, and its primary activities are the commercial banking activities engaged in through the Bank. The following discussion of financial condition as of December 31, 2004 and 2003 and results of operations for the years ended December 31, 2004, 2003 and 2002 focuses primarily on the Bank.

During 2004, total consolidated assets grew 27.4% to $1,080,924,000 at December 31, 2004. Total consolidated assets grew 23.0% during 2003 to $848,226,000 at December 31, 2003. The growth in 2004 results from continued strong loan demand. During the year the Bank developed new loan products which better served the market, has seasoned group of loan officers with substantial connections within their community and expanded broker network and has a higher lending limit which all contributed to the loan growth. See "Loan Portfolio."

Total deposits increased 20.2% to $791,025,000 when comparing December 31, 2004 to December 31, 2003. For the year ended December 31, 2003, total deposits increased 14.0% to $658,320,000. Deposits and FHLB advances increased to fund the loan growth mentioned above. See "Deposits."

Federal Home Loan Bank Advance increased very substantially to
$191,912,000 at December 31, 2004 from $119,211,000 at December 31,
2003. Advances increased to fund loan growth at a lower cost than term deposits. See "Mix of Deposits and Other Funding Sources" and "FHLB Advances."

Results of Operations - Summary

The Corporation's consolidated net income for the year ended December 31, 2004 was $14,320,000 as compared to $11,271,000 for the year ended December 31, 2003, an increase of 27.1%. The Corporation's consolidated net income for the year ended December 31, 2003, increased 20.7% over the year ended December 31, 2002.

Net interest income before provision for loan losses increased $8,308,000 or 27.0%, when comparing the year of 2004 to 2003. This increase results from the growth in the volume of loans on which the Bank earns a net interest margin and the lower cost of advances from FHLB versus term deposits. The interest margin for 2004 equaled 4.20% compared to 4.25% in 2003 and 4.23% in 2002. See, "Net Interest Income."

The provision for loan losses of $1,550,000 in 2004 compared to $900,000 in 2003. See, "Allowance for Loan Losses." Non-interest income decreased $32,000 primarily due to the reduced volume of SBA loan sales, less loan referral fee income and reduced charges on deposit accounts. See, "Non-Interest Income." Operating expenses increased by $2,475,000 primarily because of growth of the Bank. It was the first full year of operation of the Bank's new branch office in San Rafael, California and costs increased due to the consolidation of the Loan Department and certain administrative functions into a larger office facility and the expansion of the existing operations center.

When comparing 2003 to 2002 the provision for loan losses was increased to $900,000 in 2003 from $840,000 in 2002 and other income increased $560,000 to $2,894,000 in 2003 from $2,334,000 in 2002. Operating expenses increased $2,487,000 during 2003 primarily due to increases in personnel costs, resulting from a new Sonoma Branch.

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


For the year ended December 31, 2004, net interest income before the provision for loan losses totaled $39,116,000 as compared to $30,808,000 for the year ended December 31, 2003, representing an increase of 27.0%. The majority of this increase results from the net interest margin earned on growth in the loan portfolio, largely as a result of the increase in real estate loans as discussed above. See, "Loan Portfolio." During 2003, net interest income before the provision for loan losses totaled $30,808,000 as compared to $25,615,000 in 2002 representing an increase of 20.3%. The majority of this increase resulted from the net interest margin earned on growth in the loan portfolio.

The Bank's net interest margin (expressed as a percentage, the interest income less interest expense divided by average interest earning assets) equaled 4.20% in 2004 compared to 4.25% in 2003 and 4.23% in 2002.
Several factors impact the Bank's net interest margin. These include changes in market interest rates, the level of loans relative to deposits, the mix of loans and earning assets, non-accrual loan balances and the mix of deposits and other funding sources.

* Changes in Market Interest Rates

Changes in economic conditions and the actions of the Federal Reserve Board to increase or decrease the Fed Funds and Discount rates have a direct impact on the Bank's net interest margin since prime rate and other market interest rates and indices generally move in response to Federal Reserve Board actions. During 2004 prime rate increased to 5.25% at year end, an increase of 125 basis points from its low of 4.00%. During 2003 prime rate equaled 4.25% until June when it declined to 4.00% where it remained until June 2004. During 2002 prime rate equaled 4.75% until November 7 when it declined to 4.25%. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The full impact of market-interest rate changes on the Bank's earnings are not realized immediately, since not all loans or deposits reprice immediately. The majority of SBA loans is tied to the prime rate and reprice on a calendar quarter basis. The Bank also has adjustable rate loans, mainly commercial real estate loans, which are tied to a variety of loan indices including the Eleventh District Cost of Funds Index
(COFI), LIBOR, the six-month constant maturity Treasury (CMT) and the five-year CMT. Each of these indices react to changes in market interest rates at different speeds and magnitudes. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise and benefits net interest margin as rates decline.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. The current low rates offered on deposits make them less attractive to depositors. The Bank continued to experience a steady rate of loan payoffs as borrowers have refinanced to other loans at fixed rates or tied to indexes which bear lower rates.


* Level of Loans Relative to Deposits

The net interest margin is also affected by the level of loans relative to deposits. The Bank's ratio of loans-to-deposits increased during 2004, when it averaged 114.5%, as compared to 107.5% in 2003 and 99.6% in 2002. An increase in the loan-to-deposit ratio generally results in an increase in net interest margin.


* Mix of Loan and Earning Assets

Changes in the mix of loans also impact the Bank's net interest margin. The Bank grew average loans by $185.9 million in 2004 and $112.8 million in 2003. In both those years, the majority of the growth in average loans occurred in commercial real estate loans. There were increases of $149.4 million and $89.1 million in average real estate loans, respectively, which bear a lower average interest yield of 6.55% in 2004 and 7.21% in 2003 and 8.03% in 2002. The majority of commercial real estate loan rates is tied to COFI and generally adjusts every six months. There is a significant lag in the repricing of these loans since first the COFI index needs to reflect the change in the cost of funds for the 11th District before it is factored into the repricing rate on the COFI loans. The COFI index moved to 2.12% for December 2004 from 1.90% for December 2003 and 2.38% for December 2002. In a declining rate environment, COFI based loans help interest margin; however, in an increasing rate environment they lag other indexes and have a negative impact on net interest margin.

Average commercial loan yields (the majority of these loans are SBA loans) for 2004 increased 6 basis points and decreased 63 basis points in 2003. Most of these loans reprice to prime rate on a quarterly repricing schedule. This average increase was impacted by the quarterly repricing of SBA loans to reflect the increase in prime rate of 25 basis points to 4.25% on July 1, 2004 and 50 basis points to 4.75% on October 1, 2004. In 2003 the SBA rates were 4.25% through June and then declined to 4.00% on July 1 through the end of the year. In 2002 the SBA rate was unchanged at 4.75% until November 2002 when it declined to 4.25%.

Average construction loans increased $3.9 million during 2004. The average yield was 7.83% during 2004 compared to 8.50% in 2003. These loans have short maturity dates (approximately one year). Economic conditions and rate competition for construction loans have a direct impact on the volume in construction loans and the Bank experienced a higher volume of construction loans during 2004. The Bank has been in this market for several years and is well recognized by the broker network as providing high quality construction loan products and good service which has resulted in more referrals and larger volume.

Interest income increased to $54.4 million in 2004 from $44.7 million in 2003 and $41.5 million in 2002. The increases in 2004 and 2003 resulted primarily from increases in the average balance of loans outstanding
during those years.    Average loans increased to $834.5 million in 2004
from $648.7 million in 2003 and $535.9 million in 2002. The yield on loans equaled 6.34% in 2004, 6.74% in 2003 and 7.52% in 2002. The 40
basis point decline during 2004 resulted primarily from the impact of rate changes, the indexes used, the timing of rate adjustments and the Bank's competitive loan pricing. The lag in repricing COFI loans and the volume of COFI loans at floor rates offset the benefit of the increasing market rates.

Economic conditions and competition have impacted the mix of loans.
COFI loans were less attractive to borrowers when rates were rapidly declining since loan products tied to prime rate, U.S. Treasury rates or LIBOR had lower interest rates. As a result many COFI loans were refinanced resulting in higher loan prepayments. Construction loans generally increase when economic conditions improve and the Bank did experience higher demand for construction loans during 2004. The Bank continues to experience significant competition for loans, which has resulted in pricing pressure for new loan originations.


Overall loan portfolio yields are affected by deferred loan fees and discounts on loans which equaled $853,000 at December 31, 2004 and $838,000 at December 31, 2003. This balance is netted against total loans in the balance sheet. These fees and discounts are amortized to income over the life, or estimated life, of the loan with which they are associated and serve to increase loan portfolio yields. Interest income on loans includes loan fee income and income from amortization of discounts of $1,179,000 for the year ended December 31, 2004, $1,346,000 for the year ended December 31, 2003 and $1,537,000 for the year ended December 31, 2002. This fee income and amortization of discounts increased yields on average loans by 14 basis points in 2004, as compared to 18 basis points in 2003 and 22 basis points in 2002. Deferred loan fees are a product of origination and commitment fees net of certain direct loan origination costs. The asset balance of net deferred fee amounts equaled $400,000 at December 31, 2004 and $293,000 at December 31, 2003. The decline in fee income and the deferred fee balance in 2004 results from loan pricing on some products which did not include charging fees ("par pricing") due to competition in the area. SBA 7(a) loans do not have loan fees; however, cost recovery is recorded on all loans. Discounts on the unguaranteed portion of SBA loans are recorded when the guaranteed portion of the SBA loan is sold. These discounts are amortized as an adjustment to the loan yields over the estimated life of the SBA loan. As of December 31, 2004, $1,253,000 was recorded as discounts compared to $1,414,000 at December 31, 2003. The decrease results from lower volume of loan sales during 2004 and the structure of the loans sales, which includes premium and servicing values.

* Non-Accrual Loan Balances

Loans carried as non-accrual reduce the portfolio yield, since the balance of a non-accrual loan is maintained in the loan total but no interest is accrued. Non-accrual loans are included in the loan amounts in the average balance sheets below. Interest foregone on non-accrual loans equaled $18,000 during 2004 compared to $154,000 during 2003 and $228,000 during 2002 which had a negative impact on net interest margin. The allowance for loan losses has no direct effect on yield. For further discussion see "Allowance for Loan Losses."

* Mix of Deposits and Other Funding Sources

In 2004, interest expense increased to $15.3 million compared to $13.9 million in 2003 and $15.8 million in 2002. The increase in interest expense in 2004 was a result of an increase in interest bearing deposits, offset by a decrease in the average interest rates paid for deposits. Average interest bearing deposits increased $111.6 million during 2004; however, the average cost of interest paid on interest bearing deposits for the year ended December 31, 2004 was 1.97% versus 2.34% for the year ended December 31, 2003 and 3.14% for the year ended December 31, 2002. Deposit costs decreased 37 basis points during 2004 and 80 basis points during 2003.

The Bank's money market rate account, the Sonoma Investors Reserve Account, declined during 2004 as a result of increased competition for money market accounts. Balances held in Sonoma Investors Reserve accounts equaled $ 115.5 at December 31, 2004 moving from $142.6 million at December 31, 2003. Average balances for savings and money market accounts at the Bank were $149.6 million for 2004, $145.7 million for 2003 and $138.1 million for 2002. In September 2004, the Bank increased the rates on savings accounts to a highly competitive rate and heavily advertised the savings rate. The savings account was very popular since the funds are immediately available and as a result of the savings account balances increased to $55.4 million at December 31, 2004 from $8.4 million at December 31, 2003. The rate offered on the Sonoma Investors Reserve account and the savings account reprices on a weekly basis. The rates on Savings and Sonoma Investor Reserve accounts are discretionary which provides management with flexibility in controlling interest costs and reacting to changes in market rates. Due to the weekly repricing, changes in rates on the Sonoma Investors Reserve Account and Savings accounts have a more immediate impact on the Bank's cost of funds than changes in offering rates on time certificates. The cost of funds on savings and money market accounts equaled 1.14% in 2004, 1.17% in 2003 compared to 1.75% in 2002.

Time deposits reprice at a slower pace, since certificates of deposits usually do not reprice until their maturity dates, which generally range from six to twenty-four months. Time deposits have increased to $507.9 million at December 31, 2004 from $404.0 million at December 31, 2003. During both 2004 and 2003, the Bank ran several time deposit campaigns at rates slightly higher than its local competitors. These higher priced deposits were used to fund loan growth. The cost of time deposits averaged 2.35% in 2004 and 2.94% in 2003 compared to savings and money market rate accounts which averaged 1.14% in 2004 and 1.17% in 2003. Growth in time deposits which bear the highest cost, has a negative impact on the Bank's cost of funds and net interest margin.


Average non-interest bearing deposits increased to $69.5 million in 2004 compared to $56.7 million in 2003. Growth in non-interest bearing deposits has a positive impact on the interest margin.

The majority of the Bank's growth was funded by time certificates, savings accounts and advances from the Federal Home Loan Bank (FHLB).
The Bank has the ability to borrow from the FHLB at a cost and/or terms that may be more favorable than deposits accounts. During 2004, the FHLB increased the Bank's maximum financing availability, with acceptable collateral, to 35 percent of assets from 25 percent of assets. During 2004, the Bank increased the funds borrowed to $191.9 million compared to $119.2 million at December 31, 2003. The borrowings during 2004 are generally for a term of one year and are at fixed or variable rates. Previously, the Bank has also borrowed from the FHLB at terms which match longer term loans totaling $1.9 million. The Bank has used this line as a both a contingency source of funds and a source of funds for future loan growth. At December 31, 2004, the Bank had pledged loan collateral to the FHLB totaling $434.2 million which increased our borrowing capacity to $269.7 million, and had borrowed $191.9 million against that line. FHLB advances are offered in a wide variety of costs, terms and structures, which can be less expensive than raising new deposits through the Bank's branch systems, having a positive impact on net interest margins. However, changes in the terms and conditions of FHLB advances may affect the Bank's ability to borrow from the FHLB and/or the advantages to the Bank from such borrowings.

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



                      AVERAGE  BALANCE  SHEET
                             Year Ended
                         December 31, 2004
(dollars in thousands)
                                                  Interest    Average
                                        Average    Income/      Yield
                                        Balance    Expense      /Rate
                                       --------    -------     ------
Interest bearing deposits
  with other banks                         $456         $4      0.93%
Investments                               8,842        360      4.25%
Federal funds sold                       88,028      1,120      1.27%
Loans:
  Commercial (including
   SBA loans)                           233,241     13,211      5.66%
  Installment loans
   to individuals                         6,181        330      5.36%
  Real estate -Construction              32,053      2,504      7.83%
  Real estate -Other                    563,050     36,873      6.55%
                                       --------    -------     ------
  Total Loans                           834,525     52,918      6.34%
                                       --------    -------     ------
Total earning assets                    931,851     54,402      5.84%
                                                   -------
Non-earning assets:
  Allowance for loan losses              (7,772)
  Deferred Loan Fees & Discounts           (860)
  Cash and due from banks                21,607
  Other assets                           14,245
                                       --------
TOTAL ASSETS                           $959,071
                                       ========
Deposits:
  Demand - interest bearing             $34,893       $119      0.34%
  Savings & money market                149,611      1,712      1.14%
  Time certificates                     473,740     11,153      2.35%
                                       --------    -------     ------
  Total interest
   bearing deposits                     658,244     12,984      1.97%
Other Interest bearing
 liabilities                            147,197      2,302      1.56%
                                       --------    -------     ------
Total Interest bearing deposits
 & liabilities                          805,441     15,286      1.90%
                                                   -------
Non-interest bearing liabilities:
  Non-interest bearing deposits          69,456
  Other liabilities                       5,314
  Shareholders' equity                   78,860
                                       --------
TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY              $959,071
                                       ========
Net interest income                                $39,116
                                                   =======
Net interest margin                                  4.25%
                                                   =======





                      AVERAGE  BALANCE  SHEET
                             Year Ended
                         December 31, 2003
(dollars in thousands)
                                                  Interest    Average
                                        Average    Income/      Yield
                                        Balance    Expense      /Rate
                                       --------    -------     ------
Certificates of deposit
  with other banks                         $546         $7      1.28%
Investments                               4,704        196      4.18%
Federal funds sold                       70,564        779      1.10%
Loans:
  Commercial (including
   SBA loans)                           200,518     11,172      5.57%
  Installment loans
   to individuals                         6,330        341      5.38%
  Real estate -Construction              28,135      2,392      8.50%

  Real estate -Other                    413,667     29,845      7.21%
                                       --------    -------     ------
  Total Loans                           648,650     43,750      6.74%
                                       --------    -------     ------
Total earning assets                    724,464     44,732      6.17%
                                                   -------
Non-earning assets:
  Allowance for loan losses              (6,894)
  Deferred Loan Fees & Discounts         (1,142)
  Cash and due from banks                15,789
  Other assets                           11,850
                                       --------
TOTAL ASSETS                           $744,067
                                       ========
Deposits:
  Demand -interest bearing              $27,377       $105      0.38%
  Savings & money market                145,717      1,699      1.17%
  Time certificates                     373,546     10,983      2.94%
                                       --------    -------     ------
  Total interest bearing deposits       546,640     12,787      2.34%
Other Interest bearing liabilities       76,720      1,137      1.48%
                                       --------    -------     ------
Total Interest bearing
 deposits & liabilities                 623,360     13,924      2.23%
                                                   -------
Non-interest bearing liabilities:
  Non-interest bearing deposits          56,708
  Other liabilities                       4,051
  Shareholders' equity                   59,948
                                       --------
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY             $744,067
                                       ========
Net interest income                                $30,808
                                                   =======
Net interest margin                                  4.25%
                                                   =======









                      AVERAGE  BALANCE  SHEET
                             Year Ended
                         December 31, 2002
(dollars in thousands)
                                                  Interest    Average
                                        Average    Income/      Yield
                                        Balance    Expense      /Rate
                                       --------    -------     ------

Certificates of deposit
  with other banks                         $849        $17      2.01%
Investments                               2,475         95      3.84%
Federal funds sold                       65,926      1,029      1.56%
Loans:
  Commercial (including
   SBA loans)                           167,841     10,403      6.20%
  Installment loans to individuals        3,341        229      6.85%
  Real estate -Construction              40,117      3,615      9.01%
  Real estate -Other                    324,595     26,068      8.03%
                                       --------    -------     ------
  Total Loans                           535,894     40,315      7.52%
                                       --------    -------     ------
Total earning assets                    605,144     41,456      6.85%
                                                   -------
Non-earning assets:
  Allowance for loan losses              (5,913)
  Deferred Loan Fees & Discounts         (1,688)
  Cash and due from banks                15,028
                                       --------
  Other assets                           10,175
                                       --------
TOTAL ASSETS                           $622,746
                                       ========
Deposits:
  Demand -interest bearing              $21,979       $130      0.59%
  Savings & money market                138,105      2,414      1.75%
  Time certificates                     320,333     12,557      3.92%
                                       --------    -------     ------
  Total interest bearing deposits       480,417     15,101      3.14%
Other Interest bearing liabilities       31,906        740      2.32%
                                       --------    -------     ------
Total Interest bearing
  deposits & liabilities                512,323     15,841      3.09%
                                                   -------
Non-interest bearing liabilities:
  Non-interest bearing deposits          57,642
  Other liabilities                       3,280
  Shareholders' equity                   49,501
                                       --------
TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY            $622,746
                                       ========
Net interest income                                $25,615
                                                   =======
Net interest margin                                  4.23%
                                                   =======





The following tables set forth the changes in net interest income due to changes in interest rates and the volume of assets and liabilities between years. Variances attributable to simultaneous rate and volume changes are all allocated to volume change amount.


                ANALYSIS OF VOLUME AND RATE CHANGES
                ON NET INTEREST INCOME AND EXPENSE
                        2004 OVER 2003
(dollars in thousands)                                  Yield
                                             Volume     /Rate    Total
                                            -------    ------   ------
Increase/(decrease) in interest income:
Interest bearing deposit
 with other banks                               $(1)      $(2)     $(3)
Investments                                     172        (8)     164
Federal funds sold                              193       148      341
Loans:
  Commercial (incl. SBA loans)                1,823       216    2,039
  Installment loans to individuals               (8)       (3)     (11)
  Real estate -Construction                     333      (221)     112
  Real estate -Other                         10,778    (3,750)   7,028
                                            -------    ------   ------
  Total                                      13,290    (3,620)   9,670
                                            -------    ------   ------
Increase/(decrease) in interest expense:
Deposits & other interest
 bearing liabilities:
  Demand -interest bearing                       29       (15)      14
  Savings & money market                         45       (32)      13
  Time certificates                           2,946    (2,776)     170
  Other interest bearing liabilities          1,045       120    1,165
                                            -------    ------   ------
  Total                                       4,065    (2,703)   1,362
                                            -------    ------   ------
Increase/(decrease) in net interest income   $9,225     $(917)   8,308
                                            =======    ======   ======




                ANALYSIS OF VOLUME AND RATE CHANGES
                ON NET INTEREST INCOME AND EXPENSE
                        2003 OVER 2002
(dollars in thousands)                                  Yield
                                             Volume     /Rate    Total
                                            -------    ------   ------
Increase/(decrease) in interest income:
Certificates of deposit with other banks        $(6)      $(4)    $(10)
Investments                                      86        15      101
Federal funds sold                               72      (322)    (250)
Loans:
  Commercial (incl. SBA loans)                2,025    (1,256)     769
  Installment loans to individuals              205       (93)     112
  Real estate -Construction                  (1,080)     (143)  (1,223)
  Real estate -Other                          7,153    (3,376)   3,777
                                            -------    ------   ------
  Total                                       8,455    (5,179)   3,276
                                            -------    ------   ------
Increase/(decrease) in interest expense:
Deposits & other interest
 bearing liabilities:
  Demand -interest bearing                       32       (57)     (25)
  Savings & money market                        133      (848)    (715)
  Time certificates                           2,086    (3,660)  (1,574)
  Other interest bearing liabilities          1,039      (642)     397
                                            -------    ------   ------
  Total                                       3,290    (5,207)  (1,917)
                                            -------    ------   ------
Increase/(decrease) in net interest income   $5,165       $28   $5,193
                                            =======    ======   ======


Provision for Loan Losses

The provision for loan losses was $1,550,000 for 2004, compared to $900,000 for 2003 and $840,000 for 2002. The provision reflects continued growth in loans and the level of non-accrual and watch list loans during this year, and current economic conditions. For further discussion see "Allowance for Loan Losses."

Non-Interest Income

The following table sets forth non-interest income by category for the years indicated.


                                                           Percentage
                               Year ended December 31,       Change
                               -----------------------      -----------
                                                            2004/  2003/
(in thousands)                   2004      2003     2002    2003   2002
                                 ----      ----     ----    ----   ----
Gain on loan sales             $1,294    $1,387   $1,015    (6.7)% 36.7%
Service charges on deposits       471       556      546   (15.3)   1.8
Loan servicing fees               384       326      298    17.8    9.4
Merchant and other service fees   213       184      189    15.8   (2.6)
Referral fees                     112       227       72   (50.7) 315.3
Income on insurance policies      116       133      119   (12.8)  11.8
Gain on OREO sales                183         0       36     -      -
Other                              89        81       59     9.9   37.3
                               ------    ------   ------
  Total Other Income           $2,862    $2,894   $2,334    (1.1)% 24.0%
                               ======    ======   ======

The decrease in gains on the sale of the guaranteed portion of SBA loans resulted from lower volume of loan sales of $11.3 million in 2004 compared to $14.1 million sold in 2003 and $14,790,000 sold in 2002. The Bank's income from gains on sales averaged 11.4% in 2004 compared to 9.9% in 2003 and 6.6% in 2002. The Bank experienced higher premiums and lower prepayment rates on SBA 7(a) loans. The SBA implemented a prepayment penalty on SBA 7(a) loans in 2000 which has also had a positive impact on the rate of prepayments which is a part of the premium determination.

Loan servicing fees are based on loan payments and payoffs received on the sold portion of SBA loans, and therefore, vary from year to year. During 2004, the Bank's average SBA loan portfolio serviced was $51.7 million versus $43.9 million in 2003 and $35.2 million in 2002. The serviced portfolio reflects SBA loan payoffs and volume of new sales during the period.

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

Service Charges on Deposits vary depending upon the type of account. Fees charged to "analysis customers'" vary depending upon the customers' use of various Bank services. Analysis customers' charges are reduced by an earnings credit which is calculated by applying an interest rate (earnings credit rate) to the average balance maintained by the customer. In 2004 the earnings credit rate was increased to make the analysis product more marketable. The result was that more of the analysis charges were covered by earnings credit and the analysis income was lower. Before this rate change account holders' earnings were lower, and therefore, service charges were higher. While the earnings credit rate does impact the service charges, our business account holders continue to manage their accounts activity to minimize their service charges. With the higher earnings credit rate, the Bank had a more competitive deposit product in this market and was able to attract new business accounts.

A Gain on Other Real Estate Owned (OREO) Sale resulted from the sale of property that the Bank took possession of during the first quarter as a result of a loan foreclosure. This property was sold at a gain of $183,000 during the first quarter of 2004. The Bank did not have any other real estate owned during 2003. In 2002 there was one OREO sold for a gain of $36,000 on the only OREO property held by the Bank during the year. See, "Other Real Estate Owned."

When comparing the year ended December 31, 2003 to December 31, 2002, non-interest income increased 24.0% which primarily resulted from higher volume of SBA loan sales and increased loan referral fees.

Non-Interest Expense

Non-interest expenses include salaries and employee benefits, occupancy, equipment and the general expenses required for the operation of the Corporation and the Bank. For the year ended December 31, 2004, non-interest expenses totaled $16,640,000, an increase of 17.5% over the previous year. The following table outlines the components of non-interest expense for the periods indicated:

                                                           Percentage
                               Year ended December 31,       Change
                               -----------------------      -----------
(in thousands)                                              2004/  2003/
Expense Item                     2004      2003     2002    2003   2002
                                 ----      ----     ----    ----   ----
Salaries & Employee Benefits  $10,464    $8,837   $6,981    18.4%  26.6%
Occupancy                       1,422     1,223    1,114    16.3    9.8
Equipment                         948       760      606    24.7   25.4
Advertising/Business
 Development/Donations            706       619      519    14.1   19.3
Outside Customer Services         368       342      399     7.6  (14.3)
Director & Shareholder expenses   380       382      360    (0.5)   6.1
Deposit and Other Insurance       467       352      329    32.7    7.0
Postage & courier expenses        331       304      271     8.9   11.1
Professional Fees                 582       394      360    47.7    9.4
Stationery & Supplies             304       248      228    22.6    8.8
Telephone expense                 200       184      158     8.7   16.5
Loan expenses                      69       168       93   (58.9)  80.6
Other                             399       352      260    13.4   35.4
                              -------   -------  -------
TOTAL                         $16,640   $14,165  $11,678    17.5%  21.3%
                              =======   =======  =======

The increase in salaries and employee benefits results primarily from an increase in staff with the Bank's full time equivalent (FTE) staff positions averaging 147 in 2004, 130 in 2003 and 114 in 2002, increases for performance and promotions, higher incentives due to higher level of production and increases in the of cost of group insurance and other benefits. The majority of the increase in staff resulted from the new branch office in San Rafael and new support staff to process the increased loan and deposit volume. It is expected that staff will continue to increase in 2005 due to the projected opening of the new branches in Walnut Creek, Petaluma and Concord and additional support staff to manage the growth within the Bank.

The increase in occupancy was planned due to the consolidated the Loan Department and other administrative functions in a larger building which would accommodate the current staff and provide for additional expansion. The Bank also added approximately 5,000 square feet to the operations center and added a new branch office in San Rafael. The majority of existing properties has annual increases as called for in the lease agreements. Occupancy expenses are expected to increase in 2005 with a full year of operation in the new facilities and the addition of the three branches planned to opening in 2005. For further discussion see Item 2 "Properties."

Equipment expenses increased as a result of the expansion of facilities and staff additions. During 2004, the Bank continued to upgrade and expand our technology. The Bank's central processing system which was replaced with new equipment in 2003 increased the depreciation expenses this year. The relocation to new facilities resulted in upgrading outdated furniture and equipment and enhancing systems. Equipment costs are expected to continue to increase during 2005 with the planned expansion referred to above.

Included in Deposit and Other Insurance are regulatory assessments which have been increasing over the last several years due to asset and deposit growth. See, "Description of Business-Supervision and Regulation." In addition the Bank had a significant increase in liability insurance which resulted from the expiration of three year policies in January 2004 and replacing them with premiums at current market rates.

Professional fees increased in 2004 as a result of additional costs associated with consulting and audit fees to perform the review of internal control reporting and audit requirements of Section 404 of the Sarbanes-Oxley Act. Due to the low level of problem loans during 2004, legal costs on problem loans were at a low level. Fees for reviews of data processing functions, intrusion testing, loan review services, SBA audit and other consulting services are also included in this category.

Loan expenses vary depending upon the level of problem loans and the use of contracted loan services to assist staff during periods of high loan production. The Bank generally charges for direct costs associated with loan originations. Broker fees are included as a part of cost recovery and recorded in deferred fees on loans and amortized as an adjustment to interest income in accordance with generally accepted accounting principles. Due to the low level of problem loans during 2004 these costs were minimal. The Bank contracts loan inspections and appraisal review services during peaks in loan activity.

When comparing 2003 to 2002, the increase in total non-interest expenses of 21.3% was due primarily to increased salary expenses resulting from increases in branch, lending and other staff additions throughout the Bank, salary increases and staff incentives associated with increased volume of loan and deposit activity. In addition, costs associated with occupancy and equipment also increased due to branch expansion. Most expense categories were higher as a result of the loan and deposit growth and the new facilities.


Loan Portfolio

In 2004 the Bank's real estate loans continued to experience strong loan demand. This growth results from many factors which includes the following. The Bank continued to respond to the rapidly changing needs of our borrowers by offering new products and/or pricing options. An example of one new product is the 40 year amortization on certain commercial real estate loans. The Bank also has more experienced loan officers than in past years with an established referral network which results in more loan applications. The Bank's lending limit has also increased which allows the Bank to process larger loans than in the past. Competition also impacts loan volume and the announcement of the merger of a local community bank competitor had a positive impact on loan volume during the year. The Bank does not anticipate that the past rate of growth will continue.

The following table shows the composition of the loan portfolio, by type of loan, as of the dates indicated.

(In thousands)                                     December 31,
                                2004       2003       2002       2001      2000
                                ----       ----       ----       ----      ----
Type of Loan
Real Estate -Mortgage       $663,620   $495,538   $382,134   $284,782   $273,298
Real Estate -Construction     41,145     26,271     32,412     49,604     46,244
Commercial                   236,718    214,000    173,325    137,711    118,134
Consumer Installment           6,193      6,185      6,445      2,052      2,412
                            --------   --------   --------   --------   --------
Total, gross                 947,676    741,994    594,316    474,149    440,088
Deferred fees and
  discounts, net                (853)      (838)    (1,466)    (2,004)    (2,961)
                            --------   --------   --------   --------   --------
Total loans net of deferred
 fees and discounts          946,823    741,156    592,850    472,145    437,127
Allowance for loan losses     (8,719)    (7,299)    (6,389)    (5,616)    (4,681)
                            --------   --------   --------   --------   --------
TOTAL LOANS, NET            $938,104   $733,857   $586,461   $466,529   $432,446
                            ========   ========   ========   ========   ========



The table above illustrates the Bank's emphasis on commercial and real estate lending. At December 31, 2004 and 2003 commercial loans comprised 25.0% and 28.8%, respectively, of the Bank's total loan portfolio. Construction and other real estate loans (combined) comprised 74.4% and 70.3% on those same dates. Management is aware of the risk factors in making commercial and real estate loans and is continuously monitoring the local marketplace as well as performing annual reviews of this portfolio.

Commercial real estate mortgage and construction lending contains potential risks which are not inherent in other types of portfolio loans. With respect to construction lending, the potential risks include declines in market values of underlying real property collateral and delays or cost overruns, which could expose the Bank to loss. Risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties and vacancy rates. Management attempts to mitigate lending risks through established underwriting procedures as discussed below, periodic reviews of the underlying collateral and monitoring real estate values and vacancy rates in our market areas. A decline in general economic conditions or real estate values within the Company's market area could have a negative impact on the performance of the loan portfolio or value of the collateral.

The Bank makes commercial loans primarily to small and medium sized businesses and to professionals located within Northern California and Arizona. While the Bank emphasizes commercial lending, management does not believe that there is any significant concentration of commercial loans to any specific type of business or industry.

At December 31, 2004, 98.0% or $928.3 million of the Bank's loans, including real estate loans and a majority of the Bank's SBA loans, were secured by real estate as the principal source of collateral. A worsening of economic conditions, a decline of real estate values and/or rising interest rates could have an effect on the value of real estate securing these loans and could have an adverse impact on the financial condition of the Bank.

Most of the real estate collateral for the Bank's loans is located in the Northern California and Arizona where the loan is generated. A significant natural disaster impacting those locations, such as a severe earthquake or widespread flooding, could disrupt the business of these borrowers and impair the security for the Bank's loans. Although some of the Bank's borrowers carry insurance to cover some of the losses that might arise from such an event, the Bank does not require all its borrowers to carry earthquake insurance coverage since such insurance typically provides a large deductible amount. If a large earthquake occurs in the Bank's market area, the Bank would probably have to restructure some of its loans and may suffer loan losses related to the earthquake.

The Bank originates loans guaranteed in large part by the U.S. Small Business Administration ("SBA"). The guaranteed portion of each loan may be sold to outside investors, usually at a price in excess of par. SBA 7(a) loans typically have SBA guarantees ranging from 75% to 85% with a maximum guarantee amount. During the first quarter of 2004 the SBA program was impacted by federal government budgetary issues and a lower loan cap was imposed. On April 5, 2004 government funding was restored for the SBA's 2004 fiscal year, the loan cap was lifted and the program was increased to allow for guaranteed loans up to $2 million (previously $1,333,000) which provided a better loan product for borrowers. Additional governmental actions may further alter the SBA program, which could have a negative impact on the Bank's profits.

During the first quarter the Bank converted the SBA loan requests which exceeded the temporary $750,000 loan cap to loans under the SBA's 504 program. Under the 504 program 55% of the loan is funded by the Bank compared to 100% of the loan amount under the 7(a) program. The 504 loans carry additional risks since the Bank's loan amount is not guaranteed by the SBA; however, this is mitigated by the lower loan-to-collateral value ratio of approximately 50%. There is an established market to sell the guaranteed portion of 7(a) loans, whereas 504 loans are also saleable but generally at less favorable terms. The Bank has sold some 504 loans, but has generally held the majority of the 504 loans in the Bank's loan portfolio.

The SBA requires a prepayment penalty, which is remitted to the SBA, of 5% in the first year, 3% in the second year and 1% in the third year, on all 7(a) loans. The impact of the prepayment penalty has been to slow the rate of payoff on SBA loans. The Bank follows the same internal credit approval process when approving an SBA loan as when approving other loans. The majority of the Bank's SBA loans are secured by real estate. All SBA loans are reported in the chart above as Commercial Loans.

While SBA loans generally have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have a higher loan-to-value ratio than the Bank typically accepts. This risk is mitigated by the majority of the loans being secured by real estate. If a default on a SBA loan occurs the Bank shares proportionally in the collateral supporting the loan with the SBA which guarantees the loan. At December 31, 2004, the Bank held $217.7 million in 7(a) loans of which $148.1 million was guaranteed by the SBA. At December 31, 2003, the Bank held $192.4 million in 7(a) loans of which $129.4 was guaranteed by the SBA. At December 31, 2004 there no SBA loans were past due 90 days and still accruing interest. There was one SBA loan totaling $264,000 of which $198,000 was guaranteed by the SBA, on non-accrual status. At December 31, 2003 there was one SBA guaranteed loans totaling $96,000, of which $72,000 was guaranteed by the SBA, on non-accrual status. There were no charge offs on SBA loans during 2004 and 2003, and two charge offs totaling $26,000 on SBA guaranteed loans in 2002.

The category entitled "Real Estate-Other" includes loans which are secured by real estate and not classified as construction or commercial loans. The majority of these loans are secured by commercial real estate. The Bank offers residential mortgage loans on a limited basis. Home equity lines of credit, included in Real Estate - Other, equaled 1.1% of the total loan portfolio at December 31, 2004 compared to 1.0% at December 31, 2003. These loans are secured primarily by second trust deeds on single family residences. The Bank typically requires a loan-to-value ratio of no more than 80% for home equity loans. The rates are adjustable monthly based on the Bank's internal reference rate, and terms do not exceed ten years.

Real estate construction loans increased to $41,145,000 from $26,271,000 in 2003 and $32,412,000 in 2002. The Bank construction loan group focuses on construction loans primarily for single family residences valued at under $4,000,000 located in Northern California. Construction loans are made to "owner/occupied" and "owner/users" of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. Loan-to-value ratios on construction loans depend upon the nature of the property. The Bank's policy is to require that the loan-to-value ratio ranges from 65% to 80% and that the borrower have a cash equity interest in the land ranging from 25%-50% or alternative collateral. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio, and on the earnings and financial condition of the Bank.

The Bank has a small portfolio of consumer loans, equaling 0.7% of the total loan portfolio at December 31, 2004. Personal lines of credit and overdraft protection are offered to customers. Regular underwriting procedures are followed depending upon the type of loans. Revolving lines are reviewed every two years. It is the Bank's policy to collateralize all loans unless, in management's estimation, the credit worthiness, cash flow and character of the borrower justify extension of credit on an unsecured basis. Management recognizes the inherent risk in making unsecured loans, but in management's judgment, such unsecured loans are justified based on the credit worthiness and financial strength of the borrowers. Management believes that its secured loans are adequately collateralized to minimize loss in the event of default in payment of interest or principal or decline in collateral values. In making collateralized loans, the Bank's policy establishes a maximum loan-to-collateral value ratio of from 50% to 100%, depending on the type of collateral and the other factors supporting the loan.

The following table summarizes the Bank's loan maturities, by loan type, at December 31, 2004. Loans are categorized by the maturity of the final installment.

(In thousands)
                     Real          Real
                   Estate        Estate
                   -Other  Construction Commercial Installment   Total
                   ------  ------------ ---------- -----------   ------
Loans Maturing in:
One Year or less:
 Fixed rate       $24,477       $27,013       $685          34  $52,209
 Variable rate      2,915        11,340      6,090       5,844   26,189
One to five years:
 Fixed rate        11,781         1,740      1,357         168   15,046
 Variable rate     16,808         1,052      7,212           0   25,072
After five years:
 Fixed rate           405             0          0         147      552
 Variable rate    607,234             0    221,374           0  828,608
                 --------       -------   --------      ------ --------
TOTAL            $663,620       $41,145   $236,718      $6,193 $947,676
                 ========       =======   ========      ====== ========

Interest Rate Sensitivity

The Bank attempts to lend at competitive interest rates and to reduce exposure to interest rate fluctuations by making most of its loans at adjustable interest rates.

The following table summarizes the Bank's loan portfolio by contractual repricing frequency and by loan type, at December 31, 2004. SBA loans are considered commercial loans for this analysis. Most of the SBA loans are secured by real estate. The Bank has approximately $398.4 million in adjustable loans which are priced at floor rate and are considered fixed rate loans, deemed to reprice at their maturity date for the purpose of this analysis.










                                 Over 3       Over
                        3        Months     1 Year
                      Months    through    through    Over 5
(In thousands)       or less     1 Year    5 Years     Years     Total
                     -------    -------    -------    ------     -----
Real Estate -
  Other             $181,487   $192,325   $243,789   $46,019   $663,620
Real Estate -
  Construction        22,562     16,842      1,741         0     41,145
Commercial           230,407      1,350      4,797       164    236,718
Installment Loans      5,863         15        139       176      6,193
                    --------   --------   --------   -------   --------
TOTAL               $440,319   $210,532   $250,466   $46,359   $947,676
                    ========   ========   ========   =======   ========

Interest rate risk is reduced through the practice of making variable interest rate loans which are tied to an outside rate index. These loans "float", or adjust their rate as the interest rate environment changes. As of December 31, 2004 and 2003 approximately 50.7% and 46.6%, respectively, of the Bank's loan portfolio was comprised of loans with adjustable rates (excluding those which had reached their floors).

Allowance for Loan Losses

In accordance with its policy, the Bank maintains an allowance for loan losses to provide for losses in the loan portfolio. The allowance for loan losses is reviewed monthly and is based on an allocation for each loan category (e.g. Real Estate, Commercial), plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition, management considers such factors as known loan problems, historical loan loss experience, loan concentrations, experience of loan losses in the banking industry, evaluations made by bank regulatory agencies, assessment of economic conditions and other appropriate data to identify risks in the loan portfolio. Based upon this analysis of the allowance for loan losses (which incorporates the growth in the loan portfolio during the year), the Bank has, as of December 31, 2004, increased the allowance by 19.5% to $8,719,000 compared to $7,299,000 at December 31, 2003. The provision for loan losses for the year ended December 31, 2004 was $1,550,000. The increase in the allowance was based upon the growth in the loan portfolio during the year, the level of non-accrual loans and watch list loans and current economic conditions. The ratio of allowance to total loans outstanding (net of SBA loan guarantees) equaled 1.1% at December 31, 2004 and 1.2% at December 31, 2003.

Depending on future evaluations of the allowance in connection with regulatory examinations, any changes in the factors management reviews, as described above, and the amount of any loan losses that may be incurred, further increases may be made in accordance with the Bank's policy, and such increases will have an adverse effect on earnings.

The following table sets forth the changes in the allowance for loan losses over the last five years and the relationship to loans outstanding, net of the SBA guaranteed portion, at the end of those periods.


(dollars in thousands)

                                       Year Ended December 31,
ALLOWANCE FOR
 LOAN LOSSES:               2004      2003      2002      2001      2000
                        --------  --------  --------  --------  --------
Balance at Beginning
 of Period                $7,299    $6,389    $5,616    $4,681    $3,787

Provision for Loan
 Losses Charged
 to Expense                1,550       900       840       960       960

Less Charge-Offs:
 Commercial                    0         0        26         0         0
 Real Estate-Other           135         0         0        25        66
 Real Estate-
  Construction                 0         0        18         0         0
 Consumer Installment          0         0        26         0         0
                        --------  --------  --------  --------  --------
Total Charge-offs            135         0        70        25        66
                        --------  --------  --------  --------  --------

Recoveries:
 Commercial                    0         0         0         0         0
 Real Estate-Other             0         0         0         0         0
 Real Estate-
  Construction                 5        10         3         0         0
 Consumer Installment          0         0         0         0         0
                        --------  --------  --------  --------  --------
Total Recoveries               5        10         3         0         0

Net Charge-offs/
 (Recoveries)                130       (10)       67        25        66
                        --------  --------  --------  --------  --------

Balance at the End
 of the Period            $8,719    $7,299    $6,389    $5,616    $4,681
                        ========  ========  ========  ========  ========

Total Loans Outstanding
 at End of Period-Net
 of SBA Guarantees      $799,620  $612,596  $493,305  $397,693  $378,141
                        --------  --------  --------  --------  --------

Ratio of Ending Allowance
 to Ending Loans
 Outstanding-Net of SBA
 Loan Guarantees            1.1%      1.2%      1.3%      1.4%     1.2%
                        --------  --------  --------  --------  --------

AVERAGE TOTAL LOANS     $834,525  $705,617  $535,894  $463,530  $399,170
                        --------  --------  --------  --------  --------

Ratio of Net Charge-offs/
 (Recoveries) to Average
 Loans Outstanding
 during the Period      (0.000)%  (0.001)%    0.013%    0.005%    0.017%
                        --------  --------  --------  --------  --------

During 2004 there was one loan charged off for $135,000 and $5,000 was recovered on a loan charge-off from 2002. During 2003 there were no charge-offs on loans and $10,000 was recovered on a loan charge-off from the previous year.

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


(dollars in thousands)
                   December 31,       December 31,      December 31,
                       2004                 2003              2002
                  -------------     ---------------    ---------------
                           % of                % of               % of
Category          Amount   Loans    Amount    Loans    Amount    Loans
--------          ------   -----    ------    -----    ------    -----
Commercial        $1,989   25.0%    $2,089    28.9%    $1,681    29.2%
Real Estate-
 Construction      1,043    4.3        760     3.5      1,148     5.4
Real Estate-
 Other             5,622   70.0      4,389    66.8      3,491    64.3
Consumer
 Installment          65    0.7         61     0.8         69     1.1
                  ------  -----     ------   -----     ------   -----
TOTAL             $8,719  100.0%    $7,299   100.0%    $6,389   100.0%
                  ======  =====     ======   =====     ======   =====

(dollars in thousands)

                         December 31, 2001         December 31, 2000
Category             Amount      % of Loans      Amount    % of Loans
Commercial           $1,832         29.0%        $1,194        26.8%
Real Estate-
 Construction         1,216         10.5          1,057        10.5
Real Estate-
 Other                2,533         60.1          2,383        62.1
Consumer
 Installment             35          0.4             47         0.6
                     ------        -----         ------       -----
TOTAL                $5,616        100.0%        $4,681       100.0%
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

The following table sets forth information regarding nonperforming assets at the dates indicated.


December 31,                   2004     2003     2002     2001     2000
                             ------   ------   ------   ------   ------
(In thousands)
Nonperforming loans:
Non-accrual loans              $312   $1,274   $3,035   $2,156   $2,097
Accruing loans past
 due 90 days                    777        0        0        0      158
Restructured loans                0        0        0        0        0
                             ------   ------   ------   ------   ------
Total nonperforming loans     1,089    1,274    3,035    2,156    2,255
                             ------   ------   ------   ------   ------
Other real estate owed            0        0        0        0        0
Total nonperforming/
 impaired assets             $1,089   $1,274   $3,035   $2,156   $2,255
                             ======   ======   ======   ======   ======

Nonperforming assets to
 total loans and other
 real estate owned            0.11%    0.17%    0.51%    0.45%    0.51%

Nonperforming assets
 to total assets              0.08%    0.15%    0.44%    0.38%    0.46%

The following table sets forth the classified loans at the end of each of the last five years.


(In thousands)                 2004     2003     2002     2001     2000
                             ------   ------   ------   ------   ------
Substandard                  $6,842   $7,224   $8,460   $2,269   $3,071
Doubtful                         47        0    1,043      705        0
Loss                              0        0        0        0        0
Other real estate owned           0        0        0        0        0
                             ------   ------   ------   ------   ------
Total classified assets      $6,889   $7,224   $9,503   $2,974   $3,071

Classified to total loans and
  other real estate owned      0.7%     1.0%     1.6%     0.6%     0.7%

Allowance for loan losses to
  total classified           126.6%   101.0%    67.2%   188.8%   152.4%

The amount of interest foregone on the loans on non-accrual at December 31, 2004 totaled approximately $18,000 in 2004 and $11,000 in interest was earned on those loans (prior to those loans being placed on non-accrual) during the year. The amount of interest foregone on loans on non-accrual at December 31, 2003 was $154,000 for 2003 and $70,000 in interest was earned on those loans (prior to those loans being placed on non-accrual) during the year.

On December 31, 2004, the Bank had $312,000 in non-accrual loans, of which $264,000 was collateralized by real estate and $198,000 was guaranteed by the SBA. As of December 31, 2003, the Bank had $1,274,000 in non-accrual loans, of which $1,244,000 was collateralized by real estate and $72,000 was guaranteed by the SBA.

Potential non-performing loans are identified by management as part of its ongoing evaluation and review of the loan portfolio. Based on such reviews as of December 31, 2004, management has no knowledge or information about any loan which has not been included in the preceding tables which causes management to have doubts about the borrowers' ability to comply with present repayment terms, such that the loan might subsequently be classified as non-performing.

Other Real Estate Owned

In January 2004 the Bank took possession of a motel located in Arizona through a foreclosure proceeding. This OREO was valued at $676,000 and a charge-off of $135,000 was recorded against the allowance for loan losses. This property was sold during the first quarter and a gain of $183,000 was recorded. During 2003, the Bank did not hold any property as Other Real Estate Owned (OREO).

Deposits

The Bank obtains deposits primarily from local businesses, loan customers, shareholders and personal contacts by its business development staff, officers and directors. The Bank does not have any brokered deposits. At December 31, 2004, deposits totaled $791,025,000, which was an increase of 20.2% from $658,320,000 at December 31, 2003.

Non-interest bearing demand deposits totaled $72,156,000 at December 31, 2004 as compared to $61,436,000 at December 31, 2003. Although these deposits do not bear interest, some of the account holders utilize the Bank's analysis system which gives earnings credits for their collected
average balances based on an internal index.   The customer may then use
those earnings credits towards various account services such as escrow accounting fees, courier services, payroll, and check printing paid to third party vendors. The balances in this type of account tend to vary since many of the accounts are business accounts with large dollar transactions. The average balance for demand deposits increased to $69,456,000 during 2004 from $59,311,000 during 2003.

Time deposits increased by $103.9 million or 25.7% in 2004. During 2004 and 2003, the Bank continued to offer highly competitive rates on time deposits in order to fund growth in loans. Time deposits increased to $507,910,000 at December 31, 2004 from $404,010,000 at December 31, 2003 and $352,073000 at December 31, 2002. Time deposits bear a higher interest rate than other types of deposits and increase the Bank's overall cost of funds. See, "Net Interest Income."

Money market deposits decreased by $27.1 million or 19.0% in 2004. The balances maintained in these accounts also tend to vary. The Bank's Sonoma Investor Reserve account is tied to a discretionary index which reprices on a weekly basis. The Sonoma Investors Reserve accounts generally offer rates which are competitive, and therefore, this account has been very popular with depositors. However, due to the lower interest rate environment, competition for this type of deposit has increased and our balances have declined

Savings deposits increased by $46.9 million to $55,361,000 at December 31, 2004 due to the aggressive pricing on this product during the last quarter of 2004. These deposits are liquid accounts but do not allow for withdrawal by checks. Competitor's pricing was less competitive and the savings account was very popular.

Management attempts to reduce risks from fluctuating interest rates by limiting the maturities on certificates of deposit. The following table sets forth, by time remaining to maturity, the Bank's time certificates of deposit as of December 31, 2004.




(dollars in thousands)   $100,000 and Over      Less than $100,000
                         Amount        Pct      Amount          Pct
Three Months or Less    $72,294       31.6%     $78,188       28.1%
3 to 6 months            71,789       31.4       83,671       30.0
6 months to 1 year       75,527       33.0       99,582       35.7
Over 1 year               9,228        4.0       17,631        6.2
                       --------      -----     --------      -----
Total                  $228,838      100.0%    $279,072      100.0%
                       ========      =====     ========      =====

At December 31, 2004 certificates of deposit of $100,000 or more constituted approximately 28.9% of total deposits. The holders of these deposits are primarily local customers of the Bank; however, during 2004 and 2003 the Bank did utilize an internet rate listing service for financial institutions and did attract new funds to the Bank at rates which approximated local consumer rates. At December 31, 2004 the deposits obtained through the rate listing service totaled $49.5million compared to $28.6 million at December 31, 2003.

While time deposits are rate sensitive, the Bank believes they are relatively stable deposits, as they are obtained primarily from customers with other banking relationships with the Bank.

Investment Portfolio

The following table shows the fair market value of the Bank's investment portfolio at December 31, 2004, 2003 and 2002.


December 31,                            2004        2003        2002
------------                            ----        ----        ----
(In thousands)
Other Securities                        $100          $0          $0
U.S. Government-Sponsored Agencies       982         632         652
Federal Home Loan Bank Stock           9,020       5,961       2,740
Federal Reserve Stock                    254         165         165


                                     -------      ------      ------
Total                                $10,356      $6,758      $3,557
                                     =======      ======      ======
Securities Pledged                    $1,000        $625        $625




The following table shows the yield of investments (at amortized cost) by maturity ranges as of December 31, 2004. Federal Home Loan Bank and Federal Reserve stock are excluded from this table.


(In thousands)                     Amount       Yield
--------------                     ------       -----
One year or less                       $0       0.00%
Over one year through 5 years       1,100       3.05
Over 5 years through 10 years           0       0.00
Over 10 years                           0       0.00
                                   ------       ----
Total                              $1,100       3.05%
                                   ======       ====

The yield on average investments (including Federal Home Loan Bank and Federal Reserve Bank stock) equaled 4.25% during 2004 compared to 4.18% in 2003. See, "Net Interest Income."

The Bank is required to own Federal Home Loan Bank ("FHLB") stock to maintain its borrowing relationship. See, "Liquidity." The Bank receives stock dividends quarterly based upon the earnings of the Federal Home Loan Bank Stock. The Bank received an annualized yield of 4.33% during 2004 and 4.21% during 2003. The Federal Reserve Bank stock had a yield of 6.00% during 2004.

Investments are carried at amortized cost or market value, depending on whether they are held to maturity or available for sale. At December 31, 2004, $1,082,000 was classified as available for sale per accounting definitions. At December 31, 2003, $632,000 was classified as available for sale. The market value of securities equaled $1,082,000 and $632,000 at December 31, 2004 and December 31, 2003, respectively.

Federal Home Loan Bank Advances

The Bank has a borrowing agreement with the Federal Home Loan Bank
(FHLB). The terms and conditions of the advances are negotiated at the time of the advance. The majority of the advances have been for a term of one year at rates tied to Prime. The FHLB will permit the Bank to borrow up to 35% of the Bank's total assets provided that adequate collateral has been pledge to the FHLB. The borrowing rates on FHLB advances have been below the cost of attracting term deposits of similar maturities; therefore, the Bank has borrowed from the FHLB to fund a large portion of the loan growth during 2004. At December 31, 2004 the Bank had pledged loans with an outstanding principal balance of $434.2 million which results in a borrowing capacity of $269.7 million. As of December 31, 2004 the balance of advances from FHLB equaled $191.9 million up from $119.2 million at December 31, 2003. The Bank expects to continue to use the line at the FHLB to fund growth in the future. However, changes in the terms and conditions of FHLB advances may affect the Bank's ability to borrow from the FHLB and/or the advantages to the Bank from such borrowings.

Contractual Obligations

The following table shows the Company's significant fixed and determinable contractual obligations as of December 31, 2004 by payment date:



Payments due by period in thousands


                                       Less                        More
                                       than     1 to      3 to     than
                           Total     1 year  3 years   5 years  5 years
                           -----     ------  -------   -------  -------
Contractual Obligation
----------------------
Certificates of
 Deposit Note 5*        $507,910   $481,051   $26,811      $48        0
Federal Home Loan
  Bank Note 6*           191,912    165,000    25,000    1,717      195
Capital Lease
 Obligations                   0          0         0        0        0
Operating Lease
 Obligations Note 12*     11,731      1,360     2,596    2,524    5,251

Other Long term
 Liabilities                   0          0         0        0        0
                        --------   --------   -------   ------   ------
                        $711,553   $647,411   $54,407   $4,289   $5,446
                        ========   ========   =======   ======   ======
*  See notes to Financial Statements

Off-Balance Sheet Commitments

As of December 31, 2004 commitments to extend credit were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, etc. Loan commitments increased to $69.4 million at December 31, 2004 from $56.5 million at December 31, 2003.

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




Amount of Commitment Expiration Per Period

(in thousands)

                                        Less
                                        than  1 to 3  3 to 5
                               Total  1 year  years   years  Thereafter
Commitments to
 extend credit               $69,431 $35,970 $33,461     $0          $0
Commercial and standby
 letters of credit               633     333     300      0           0
                             ------- ------- -------      -          --
                             $70,064 $36,303 $33,761     $0          $0
                             ======= ======= =======     ==          ==

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

The consolidated cash flows can be divided into three distinct areas: operating, investing and financing. For the year ended December 31, 2004, the Company received $17.2 million from operating activities. Investing activities used $209.6 million of which $204.5 million was invested in loans. Financing activities provided $214,315,000 in funds. The growth of the Bank was financed through short-term borrowings with the Federal Home Loan Bank which provided $72.7 million and deposit growth which provided $132.7 million in new funds.

Option exercises by directors and employees totaled $2.2 million in 2004. Additional-paid-in capital due to the payment by certain directors of the difference between the option prices and the market value on date of exercise of director options provided $6.9 million (not including the tax effect of this transaction $872,000) in liquid funds during 2004. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statement and Item 11, Executive Compensation, Stock Option Plan for additional details.

Cash and due from banks, interest bearing deposits in banks and federal funds sold totaled $116,504,000 or 10.8% of total assets at December 31, 2004 compared to $94,574,000 or 11.1% of total assets at December 31, 2003.

At December 31, 2004 and 2003, the Bank's ratio of loans-to-deposits was 114.5% and 112.7% respectively which were in compliance with its internal guideline of 125%. This ratio is higher than peers. The large portfolio of SBA 7(a) loans, which is readily saleable within a two week period, allows the Bank to maintain a higher loan-to-deposit ratio.

The Bank has two federal funds lines of credit totaling $26,000,000 with two financial institutions. These lines are available on a short term basis to meet cash demands that may arise. The Bank also has a borrowing relationship with the Federal Home Loan Bank, which has provided a source of funds for loan growth and liquidity purposes. For further discussion see "Federal Home Loan Bank".

The Bank funded loan growth during 2004 and 2003 through increased interest-bearing deposits (mainly time deposits) and borrowing from the Federal Home Loan Bank. A portion of the FHLB line has been set aside as a contingency source of liquidity and is not available for normal operations. Deposits increased during 2004 and 2003 largely due to deposit campaigns which offered higher rates to attract new time deposits. This trend is expected to continue, although there can be no assurance that deposits will continue to grow at the current rate in the existing market areas.

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

At December 31, 2004, the Corporation had non-interest and interest bearing cash balances of $10,698,000, which management believes is adequate to meet the Corporation's foreseeable operational expenses.

Return on Equity and Assets

The following table shows key financial ratios for the years ended December 31, 2004 and 2003.



                                      Year Ended December 31,
                                       2004             2003
Return on Average Assets                1.5%             1.5%
Return on Average
 Shareholders' Equity                  18.2%            18.8%
Average Shareholders' Equity
as a Percent of Average Assets          8.2%             8.1%
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

The Bank and the Corporation are considered "Well-Capitalized" under the "risk-based" capital methodology. The Bank's leverage capital ratio was 7.6% of its total assets at December 31, 2004. The Bank's total risk-based capital ratio was 10.8% at December 31, 2004; the minimum acceptable level at December 31, 2003 was 8.0%. The Corporation's leverage capital ratio was 8.6%, with total risk-based capital equaling 12.1%, at December 31, 2004.

Income Taxes

The 2004 provision for income tax equaled $9,468,000 versus $7,366,000 in 2003 and $6,096,000 in 2002. The increase in taxes results from higher pretax income and an application of a higher Federal tax rate associated with the income level. The overall effective tax rate was 39.8% during 2004 compared to 39.5% in 2003 and 39.5% in 2002. See,
"Item 8, Consolidated Financial Statements, Note 7."


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

On a monthly basis, management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in general interest rates of 100 and 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income, and the value of the Bank's equity is calculated by discounting cash flows associated with the Bank's assets and liabilities. The following table summarizes the simulated change in net interest income based on the twelve months ending December 31, 2004, given a change in general interest rates of 100 and 200 basis points up or down.


Change in                  Estimated            Estimated Change in
Interest Rate         Net Interest Income       Net Interest Income
(basis points)               (000)                     (000)

+200                        $40,324                   $(564)

+100                         40,776                    (112)

Base Scenario                40,888                       0

-100                         41,024                     136

-200                         41,440                     552



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

The following table represents the Corporation's interest rate sensitivity profile as of December 31, 2004. Assets, liabilities and shareholders' equity are classified by the earliest possible repricing opportunity or maturity date, whichever first occurs.


Balance Sheet
                                       Over 3       Over     Non-rate
                                       months     1 year    sensitive
                           Through    through    through      or over
(in thousands)            3 months     1 year    5 years      5 years       Total
                          --------    -------    -------      -------      ------
Assets

Fed Funds sold             $95,498                                        $95,498
Investment securities                             $1,082       $9,274      10,356
Loans                      440,319   $210,532    250,466       45,506     946,823
Non-interest-earning
 assets (net of allowance
 for loan losses                                               28,247      28,247
                          --------   --------   --------      -------  ----------
                          $535,817   $210,532   $251,548      $83,027  $1,080,924
                          --------   --------   --------      -------  ----------
Liabilities &
 Shareholders' Equity

Time deposits $100,000
  and over                 $72,294   $147,316     $9,228                 $228,838
Other interest-bearing
 deposits and liabilities  454,147    183,253     44,300         $243     681,943
Non-interest bearing
 liabilities                                                   72,156      72,156
Other Liabilities &
 Shareholders' Equity                                          97,987      97,987
                          --------   --------   --------      -------  ----------
                          $526,441   $330,569    $53,528     $170,386  $1,080,924
                          --------   --------   --------      -------  ----------
Interest Rate
 Sensitivity (1)            $9,376  $(120,037)  $198,020     $(87,359)

Cumulative Interest
 Rate Sensitivity           $9,376  $(110,661)   $87,359            0


 (1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.


Management believes that the Bank is fairly well balanced in terms of repricing schedule. Prime based loans approximate money market accounts with both repricing relatively quickly. Time deposits and loans tied to COFI reprice on a similar schedule with approximately the same balances repricing. In the past the Bank was more asset sensitive; however, with the increase in variable rate advances from the FHLB the Bank has become more liability sensitive in the short term. When a Bank is considered asset sensitive it means that in a declining interest rate environment there usually is an immediate negative impact on the Bank's net interest margin, since assets reprice to lower rates more quickly than liabilities. In a raising interest rate environment, the earnings are positively affected immediately and the converse is true of a liability sensitive Bank. The Bank continually monitors its interest rate sensitivity as part of the Bank's planning process.

The Corporation and the Bank do not at this time engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

ITEM 8.   Financial Statements and Supplementary Data



               NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY

                    CONSOLIDATED FINANCIAL STATEMENT
                    DECEMBER 31, 2004, 2003 and 2002

                                   AND

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(in thousands, except share amounts)


                                                       2004         2003
                                                   ------------  ---------
ASSETS
 Cash and cash equivalents
   Cash and due from banks                         $    21,006   $  20,078
   Federal funds sold                                   95,498      74,496
                                                   ------------  ---------
                                                       116,504      94,574

 Investment securities available-for-sale                1,082         632
 Federal Home Loan Bank (FHLB) stock, at cost            9,020       5,961
 Federal Reserve Bank stock, at cost                       254         165
 Loans, net                                            938,104     733,857
 Premises and equipment                                  2,709       1,586
 Accrued interest receivable and other assets           13,251      11,451
                                                   ------------  ---------
      Total assets                                 $ 1,080,924   $ 848,226
                                                   ============  =========


LIABILITIES
 Deposits                                          $   791,025   $ 658,320
 FHLB advances                                         191,912     119,211
 Accrued interest payable and other liabilities          8,109       3,162
                                                   ------------  ---------
      Total liabilities                                991,046     780,693
                                                   ------------  ---------


STOCKHOLDERS' EQUITY
 Preferred stock, no par value; 10,000,000
   shares authorized; none issued or outstanding             -           -
 Common stock, no par value; 40,000,000 shares
   authorized;9,854,067 and 9,039,450 shares issued
   and outstanding in 2004 and 2003                     47,302      34,653
 Additional paid-in capital                              7,681       1,702
 Accumulated other comprehensive (loss) income             (10)          2
 Retained earnings                                      34,905      31,176
                                                   -----------   ---------
      Total stockholders' equity                        89,878      67,533
                                                   -----------   ---------
      Total liabilities and stockholders' equity   $ 1,080,924   $ 848,226
                                                   ===========   =========


See accompanying notes.



NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002
(in thousands, except earnings per share)

                                                2004      2003      2002
                                              --------  --------  --------
INTEREST INCOME
  Loans                                       $ 52,918  $ 43,750  $ 40,315
  Federal funds sold and investment
    securities                                   1,484       982     1,141
                                              --------  --------  --------
      Total interest income                     54,402    44,732    41,456
                                              --------  --------  --------
INTEREST EXPENSE
  Interest on deposits                          12,984    12,787    15,101
  Interest on borrowings                         2,302     1,137       740
                                              --------  --------  --------
      Total interest expense                    15,286    13,924    15,841
                                              --------  --------  --------
NET INTEREST INCOME                             39,116    30,808    25,615
PROVISION FOR LOAN LOSSES                        1,550       900       840
                                              --------  --------  --------
      Net interest income after provision
        for loan losses                         37,566    29,908    24,775
                                              --------  --------  --------
NONINTEREST INCOME
  Service charges on deposits                      471       556       546
  Gain on sale of loans                          1,294     1,387     1,015
  Gain on sale of OREO                             183         -         -
  Other                                            914       951       773
                                              --------  --------  --------
      Total noninterest income                   2,862     2,894     2,334
                                              --------  --------  --------
NONINTEREST EXPENSES
  Salaries and benefits                         10,464     8,837     6,981
  Occupancy                                      1,422     1,223     1,114
  Equipment                                        948       760       606
  Outside customer services                        368       342       399
  Deposit and other insurance                      467       352       329
  Professional fees                                582       394       360
  Advertising                                      342       296       268
  Other administrative                           2,047     1,961     1,621
                                              --------  --------  --------
      Total noninterest expenses                16,640    14,165    11,678
                                              --------  --------  --------
INCOME BEFORE PROVISION FOR INCOME TAXES        23,788    18,637    15,431
PROVISION FOR INCOME TAXES                       9,468     7,366     6,096
                                              --------  --------  --------
NET INCOME                                    $ 14,320  $ 11,271  $  9,335
                                              ========  ========  ========

EARNINGS PER COMMON SHARE                     $   1.46  $   1.22  $   1.01
                                              ========  ========  ========
EARNINGS PER COMMON SHARE, ASSUMING DILUTION  $   1.30  $   1.06  $   0.89
                                              ========  ========  ========
See accompanying notes.




NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2004, 2003 and 2002
(in thousands, except share amounts)




                                                               Accumulated
                                 Common Stock     Additional     Other
                             -------------------   Paid-in    Comprehensive  Retained              Comprehensive
                              Shares     Amount    Capital    Income (Loss)  Earnings    Total       Income
                            ---------   -------   ----------  -------------  --------   -------    -------------
Balance, December 31, 2001  3,973,263   $21,946   $      786  $         (1)  $ 21,566   $44,297
Net income                          -         -            -             -      9,335     9,335    $      9,335
Unrealized holding gains
  (losses) arising during
  period                            -         -            -            18          -        18              18
Income tax impact on
  Unrealized holding
  gains (losses)                    -         -            -            (7)         -        (7)             (7)
5% stock dividend             198,447     5,482            -             -     (5,482)        -               -
Stock options exercised         9,204       101            -             -          -       101               -
Payout of fractional
  Shares                            -         -            -             -         (6)       (6)              -
                            ---------   -------   ----------  ------------   --------   -------    ------------
Balance, December 31, 2002  4,180,914   $27,529   $      786  $         10   $ 25,413   $53,738   $       9,346
                            ---------   -------   ----------  ------------   --------   -------   =============
Net income                          -         -            -             -     11,271    11,271   $      11,271
Unrealized holding gains
  (losses) arising during
  period                            -         -            -           (12)         -       (12)            (12)
Income tax impact on
  Unrealized holding
  gains (losses)                    -         -            -             4          -         4               4
5% stock dividend             208,781     5,501            -             -     (5,501)        -               -
Stock options exercised
  including related tax
  benefit                     247,922     1,623          916             -          -     2,539               -
Payout of fractional shares         -         -            -             -         (7)       (7)              -
Effect of two for one
  stock split               4,401,833         -            -             -          -         -               -
                            ---------   -------   ----------  ------------   --------   -------    ------------
Balance, December 31, 2003  9,039,450   $34,653   $    1,702  $          2   $ 31,176   $67,533    $     11,263
                            ---------   -------   ----------  ------------   --------   -------    ============
Net income                          -         -            -             -     14,320    14,320    $     14,320
Unrealized holding gains
  (losses) arising during
  period                            -         -            -           (22)         -       (22)            (22)
Income tax impact on
  Unrealized holding gains
  (losses)                          -         -            -            10          -        10              10
5% stock dividend             468,759    10,585            -             -    (10,585)        -               -
Stock options exercised       375,358     2,228            -             -          -     2,228               -
Additional capital
  contributed by
  non-officer directors,
  net of tax impact                 -         -        5,979             -          -     5,979               -
Shares repurchased and
  cancelled                   (29,500)     (164)           -             -          -      (164)              -
Payout of fractional
  shares                            -         -            -             -          -        (6)             (6)
                            ---------   -------   ----------  ------------   --------   -------    ------------
Balance, December 31, 2004  9,854,067   $47,302   $    7,681  $        (10)  $ 34,905   $89,878    $     14,308
                            =========   =======   ==========  ============   ========   =======    ============

See accompanying notes.




NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002 in thousands)

                                         2004         2003         2002
                                      ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                          $  14,320    $  11,271    $   9,335
  Adjustments to reconcile net
   income to net cash from
   operating activities:
     Depreciation and
       amortization                         643          524          437
     FHLB stock dividend                   (317)        (165)         (64)
     Change in deferred income taxes       (197)        (476)        (152)
     Provision for loan losses            1,550          900          840
     Gain on sales of loans              (1,294)      (1,387)      (1,015)
     Tax impact from stock options
       exercised                           (872)         916            -
Changes in operating assets and
  liabilities:
     Net change in deferred loan
       fees and discounts                    15         (626)        (538)
     Change in interest receivable
       and other assets                  (1,603)        (635)      (1,050)
     Change in accrued interest
       payable and other liabilities      4,947         (120)         513
                                      ---------    ---------    ---------
         Net cash from operating
           activities                    17,192       10,202        8,306
                                      ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of
    available-for-sale securities           631           13        1,000
  Net change in interest bearing
    deposits                                  -          198          100
  Net increase in loans                (204,518)    (146,282)    (119,219)
  Purchase of leasehold improvements
    and equipment, net                   (1,766)        (750)        (765)
  Purchase of Federal Reserve
    Bank stock                              (89)           -           (2)
  Purchases of FHLB stock                (2,742)      (3,057)      (2,077)
  Purchase of available-for-sale
    securities                           (1,093)           -         (639)
                                      ---------    ---------    ---------
         Net cash from investing
           activities                  (209,577)    (149,878)    (121,602)
                                      ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                132,705       80,736       75,448
  Net change in FHLB advances            72,701       64,435       42,974
  Payout of fractional shares                (6)          (7)          (6)
  Repurchase of common stock               (164)           -            -
  Contributed capital                     6,851            -            -
  Proceeds from exercise of stock
    options                               2,228        1,623          101
                                      ---------    ---------    ---------
         Net cash from financing
           activities                   214,315      146,787      118,517
                                      ---------    ---------    ---------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS                            21,930        7,111        5,221
CASH AND CASH EQUIVALENTS,
  beginning of year                      94,574       87,463       82,242
                                      ---------    ---------    ---------
CASH AND CASH EQUIVALENTS,
  end of year                         $ 116,504    $  94,574    $  87,463
                                      =========    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                          $  14,754    $  13,984    $  15,806
    Income taxes                      $   6,580    $   7,438    $   6,190


See accompanying notes.




NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

Description of operations - Northern Empire Bancshares (the Company) is a bank holding company that conducts its business through its wholly-owned subsidiary, Sonoma National Bank (the Bank). The Bank is headquartered in Santa Rosa, California, and operates eight branches in communities located in Sonoma and Marin Counties in California. Its primary source of revenues is derived from providing commercial and real estate loans to predominantly small and middle-market businesses located in Northern California and Arizona. The Bank is a Preferred Lender under the Small Business Administration's (SBA) Loan Guarantee Program.

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

Cash and cash equivalents - For purposes of reporting cash flows, cash and cash equivalents consist of cash on hand, amounts due from banks and federal funds sold with. Generally, federal funds are sold overnight. Substantially all cash and cash equivalents held in other financial institutions exceed existing deposit insurance coverage.

Investment securities - Unrealized losses on individual available-for-sale securities that are deemed to be other than temporary are recorded in earnings as realized losses. There have been no investments that have been other than temporary impaired during the last three years. The Bank classifies and accounts for debt and equity securities as follows:

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

Premises and equipment - Premises and equipment are stated at cost and depreciated or amortized using the straight-line method over the shorter of the estimated useful lives of the assets, which are three to seven years, or the term of the applicable lease. Depreciation and amortization expenses for the years ended December 31, 2004, 2003 and 2002, were $643,000, $524,000 and $437,000.

Advertising - Advertising costs are charged to expense during the year in which they are incurred.

Stock-based compensation - The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under APB No. 25, compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock. SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use APB No. 25 to account for stock-based compensation to employees, but pro forma disclosures of net income and earnings per share must be made as if SFAS No. 123 had been adopted in its entirety.Stock options issued to non-employees are valued under the provisions of SFAS No. 123.

Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No. 123, the Company's net income and income per share would have been as follows:

(dollars in thousands, except per             2004       2003       2002
 share amounts)                             --------   --------   --------
Net income for the year                     $ 14,320   $ 11,271   $  9,335
Compensation expense, net of tax effect        1,347        698      1,052
                                            --------   --------   --------
Pro forma net income                        $ 12,973   $ 10,573   $  8,283
                                            ========   ========   ========

Earnings per share as reported              $   1.46   $   1.22   $   1.01
Pro forma earnings per common share         $   1.33   $   1.14   $   0.90
Earnings per share, assuming dilution
  as reported                               $   1.30   $   1.06   $   0.89
Pro forma earnings per common share,
  assuming dilution                         $   1.17   $   1.00   $   0.79

The fair value of each option is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (no options were granted in 2003):


                                              2004                  2002
                                         -------------           ---------
Dividends                                           0%                  0%
Expected volatility                    26.82% - 38.21%              16.51%
Risk-free interest rate                 2.57% -  4.31%               4.94%
Expected life                             3 - 10 years            10 years


Income taxes - The Company and the Bank file consolidated federal income tax returns and combined state tax returns for California and Arizona. Income taxes are recognized under the asset and liability method using enacted tax rates and are composed of taxes on financial accounting income that is adjusted for requirements of current tax law and deferred taxes. Deferred taxes are the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities.

Recent accounting pronouncements - In December 2004, the Financial Accounting Standard Board ("FASB") issued "Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Accounting for
Stock Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). SFAS 123R requires the Company to adopt the new accounting provisions beginning in the third quarter of 2005. Management estimates that the effect of adopting this Statement can not be determined at this time.

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

Sales and servicing of Small Business Administration (SBA) loans - The Bank originates loans to customers under SBA's 7(a) and 504 programs. The 7(a) program generally provide for SBA guarantees of 75% to 85% of each loan and the Bank has the option to sell the guaranteed portion of each loan and retain the unguaranteed portion in its own portfolio. Under the 504 program the bank funds approximately 55% of the loan.

Periodically a few SBA 7(a) loans are sold in the secondary market. Gains on these sales are earned through the sale of the guaranteed portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. The Bank allocates the carrying value of such loans between the portion sold, the portion retained and a value assigned to the right to service the loan. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a method that approximates the interest method.

Servicing assets are recognized as separate assets when rights are acquired through sale of loans. The amount assigned to the right to service the loan is based on its fair value. Fair value is determined by a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimated future net servicing income, such as the cost to service, a discount rate, an earnings rate, ancillary income and prepayment speeds. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Management periodically evaluates the servicing assets for impairment and does not believe any impairment exists at December 31, 2004 and 2003.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Allowance for loan losses - The allowance for loan losses is established as losses are estimated through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either: doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Earnings per share - Earnings per share (EPS) are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed by adjusting the common shares outstanding for the assumed conversion of all potentially dilutive stock options under the treasury stock method. The computation of basic and dilutive earnings per share is retroactively adjusted for all periods presented to reflect the change in the capital structure resulting from a two for one stock split and stock dividends.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations dollars in thousands, except share date:

(dollars in thousands, except              Year Ended December 31,
 share data)                       ---------------------------------------
                                      2004          2003          2002
                                   -----------   -----------   -----------
Basic:
Net income                         $    14,320   $    11,271   $     9,335
                                   ===========   ===========   ===========
Weighted average common shares
  outstanding                        9,777,906     9,253,526     9,206,997
                                   ===========   ===========   ===========
Earnings per common share          $      1.46   $      1.22   $      1.01
                                   ===========   ===========   ===========
Assuming dilution:
Weighted average common shares
  outstanding                        9,777,906     9,253,526     9,206,997
Stock options                        1,271,400     1,333,153     1,254,934
                                   -----------   -----------   -----------
                                    11,049,306    10,586,679    10,461,931
                                   ===========   ===========   ===========
Diluted earnings per common share  $      1.30   $      1.06   $      0.89
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

Federal Home Loan Bank system - As a member of the Federal Home Loan Bank
(FHLB), the Company is required to maintain an investment in the FHLB's capital stock. The investment is carried at cost. Interest rates on the advances from the FHLB currently range from 2.31% to 5.63% and mature through 2033. To collateralize these advances, the Bank has pledged loans to FHLB with outstanding principal balances of $423,437,000, which results in a borrowing capacity of $269,729,000.

Significant Group Concentration of Credit Risk - Most of the Company's activities are with customers located in Northern California and Arizona.
Note 2 discusses the types of securities that the Company invests in. Note 3 discusses the types of lending the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

Derivatives and hedging - The Bank's investment policy does not allow derivatives, interest swaps, caps, collars, or hedging investments.

Off-Balance Sheet Credit Related Financial Instruments - In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Reclassifications - Certain reclassifications were made to prior year's presentations to conform to the current year.


NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE

As required by law, investment securities with a par value of $1,000,000 were pledged to secure deposits and borrowings. The securities held at December 31, 2004, mature in 2007.

                                                Gross Unrealized    Market
(dollars in thousands)                 Cost      (Losses)/Gains     Value
                                      -------   ----------------   -------
At December 31, 2004:
  Other Securities                    $   100              -       $   100
  U.S. Government Agency Securities     1,000            (18)          982
                                      -------        -------       -------
Total Investment Securities
  - December 31, 2004                 $ 1,100        $   (18)      $ 1,082
                                      =======        =======       =======
At December 31, 2003:
  U.S. Government Agency Securities   $   628        $     4       $   632
                                      =======        =======       =======

There were no securities with unrealized losses for twelve consecutive months or more at December 31, 2004.


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank's lending activities are concentrated primarily in Northern California and in Arizona. There were no industry or borrower group concentrations at December 31, 2004 and 2003.

(dollars in thousands)                                2004         2003
                                                   ---------    ---------
Real estate loans - mortgage                       $ 663,620    $ 495,538
Real estate loans - construction                      41,145       26,271
Commercial loans                                     236,718      214,000
Consumer installment loans including overdrafts        6,193        6,185
                                                   ---------    ---------
                                                     947,676      741,994
Deferred loan fees and discount                         (853)        (838)
Allowance for loan losses                             (8,719)      (7,299)
                                                   ---------    ---------
                                                   $ 938,104    $ 733,857
                                                   =========    =========

A summary of activity in the allowance for loan losses is as follows:

(dollars in thousands)                        2004       2003       2002
                                            -------    -------    -------
Balance, beginning of year                  $ 7,299    $ 6,389    $ 5,616
Provision for loan losses                     1,550        900        840
Recoveries of previously charged-off loans        5         10          -
Loans charged-off                              (135)         -        (67)
                                            -------    -------    -------
                                            $ 8,719    $ 7,299    $ 6,389
                                            =======    =======    =======


At December 31, 2004, there were two loans totaling $311,000 in nonaccrual status, and there were nine loans totaling $1,274,000 in nonaccrual status at December 31, 2003. The averaged recoded investment in impaired loans was $511,000, $1,152,000 and $1,755,000 for the years ended December 31,
2004, 2003 and 2002. Interest foregone on these loans totaled $18,000, $154,000 and $228,000, respectively. Interest income recognized on impaired loans was $11,000, $5,000 and $65,000 for the years ended December 31, 2004, 2002 and 2001, respectively. That portion of the allowance for loan losses associated with these nonaccrual loans was $46,000 and $64,000, respectively. At December 31, 2004 there was one loan of $777,000 past due 90 days and still accruing interest. This loan was guaranteed by the SBA and was paid in full subsequent to year end. There were no loans past due 90 or more days and still accruing interest at December 31, 2003.

The Bank has the option to sell to outside investors the guaranteed portion of SBA loans while retaining the unguaranteed portion in its loan portfolio. The SBA guarantee is transferred to the buyer and the Bank retains the loan's servicing function. Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of SBA loans serviced for others were $52,469,000 and $49,505,000 guaranteed by the SBA at December 31, 2004 and 2003, of which the Bank's retained interests in those loans ranged from 10% to 54%. The balance of capitalized servicing rights included in other assets at December 31, 2004 and 2003, was $1,406,000 and $1,255,000. The fair value of these rights was determined using discount rates of 6.0% to 6.50% in 2004 and 6.5% to 7% in 2003, and prepayment speeds ranging from 6% to 15% depending upon the stratification of the specific right. The amortized servicing rights for the years ended December 31, 2004, 2003 and 2002, totaled $380,000, $159,000 and $77,000. Losses on these loans are shared between the Bank and the SBA on a pro rata basis. SBA guaranteed loans that could be sold in the future totaled $148,057,000 at December 31, 2004.

The Bank serviced non-SBA loans for others totaling $20,769,000 and $22,703,000 in unpaid principal balances at December 31, 2004 and 2003. These loans are not included in the accompanying consolidated balance sheet, and there are no servicing assets associated with these loans.


NOTE 4 - PREMISES AND EQUIPMENT
(dollars in thousands)                                  2004        2003
                                                     ---------   ---------
Leasehold improvements                               $   2,080   $   1,590
Furniture and equipment                                  4,524       3,422
                                                     ---------   ---------
                                                         6,604       5,012
Less accumulated depreciation and amortization           3,895       3,426
                                                     ---------   ---------
                                                     $   2,709   $   1,586
                                                     =========   =========


NOTE 5 - DEPOSITS

Certificates of deposit with balances of $100,000 or more totaled
$228,838,000 and $172,555,000 at December 31, 2004 and 2003. Deposits in
thousands of dollars consist of the following:

(dollars in thousands)                                  2004        2003
                                                     ---------   ---------
Noninterest-bearing                                  $  72,156   $  61,436
Interest-bearing:
  Money market                                         115,505     142,611
  Savings                                               55,361       8,428
  Demand                                                40,093      41,835
  Certificates of deposit                              507,910     404,010
                                                     ---------   ---------
                                                     $ 791,025   $ 658,320
                                                     =========   =========







Certificates of deposit are scheduled to mature as follows:
(dollars in thousands)
                          Year Ending December 31,
                          ------------------------
                                    2005            $481,051
                                    2006              26,450
                                    2007                 361
                                    2008                   -
                                    2009                   -
                                 Thereafter               48
                                                    --------
                                                    $507,910
                                                    ========


NOTE 6 - FEDERAL HOME LOAN BANK (FHLB) ADVANCES

Contractual maturities and balances outstanding of FHLB advances are reflected in the following schedules. Advances from the FHLB are collateralized by qualifying first mortgage loans and government agency securities. FHLB advances at variable rates were $165,000,000 and $60,000,000, in 2004 and 2003, respectively.

(dollars in thousands)
                                   2004                      2003
                          ----------------------    ----------------------
                                       Interest                  Interest
Maturities                  Amount      Rates         Amount       Rates
----------                ---------   ----------    ---------   ----------
Within one year           $ 165,000   2.31-2.43%    $  87,266   1.18-1.36%
Two years                    25,000      3.06%         30,000   1.18-1.22%
Five years                    1,717   5.56-5.63%        1,747   5.56-5.63%
Over five years                 195      4.67%            198      4.67%
                          ---------                 ---------
                          $ 191,912                 $ 119,211
                          =========                 =========

                                                       2004         2003
                                                    ---------    ---------
Maximum balance outstanding at any month end        $ 191,912    $ 119,211
Average outstanding balance                           147,197       76,680
Weighted average interest rate                          1.56%        1.48%


NOTE 7 - INCOME TAXES

The components of the provision for federal and state income taxes are as follows:
(dollars in thousands)
                                         2004         2003         2002
                                      ---------    ---------    ---------
Provision for income taxes
  Federal                             $   8,772    $   5,186    $   4,803
  State                                   2,626        1,740        1,445
                                      ---------    ---------    ---------
                                         11,398        6,926        6,248
  Change in deferred income taxes          (197)        (476)        (152)
  Change in tax method for deferred
    fees                                   (861)           -            -
  Tax impact from options exercised        (872)         916            -
                                      ---------    ---------    ---------
                                      $   9,468    $   7,366    $   6,096
                                      =========    =========    =========

A reconciliation of the statutory tax rates to the effective tax rates is as follows:
                                         2004         2003         2002
                                      ----------   ----------   ----------
Federal income tax at statutory rate      35.0 %       34.4 %       34.0 %
State taxes, net of federal income
  tax benefit                              6.6          6.1          6.7
Other, net                                (1.8)        (1.0)        (1.2)
                                      ----------   ----------   ----------
                                          39.8 %       39.5 %       39.5 %
                                      ==========   ==========   ==========

The components of net deferred tax assets in thousands of dollars are as follows:
(dollars in thousands)                                2004         2003
                                                   ---------    ----------
Loan loss reserves                                 $   3,626   $     2,929
State taxes                                              728           553
Deferred fees                                           (861)            -
Deferred compensation                                    708           450
All others                                                74           146
                                                   ---------    ----------
                                                   $   4,275    $    4,078
                                                   =========    ==========


NOTE 8 - STOCK OPTIONS

The Company's stock option plan provides for granting of nonqualified and qualified incentive stock options to directors, officers and employees to purchase shares of the Company's stock. The option plan provides that shares may be purchased upon exercise of options at a price not less than the fair-market value on the date the option was granted. Options vest immediately up to a maximum of five years and expire not more than ten years from the date of grant. In accordance with the Plan, the number of shares subject to outstanding options is adjusted to prevent the dilutive effect of stock dividends and the two for one stock split during 2003. The exercise price is reduced accordingly. The Company granted stock options for 182,000 shares during the year ended December 31, 2004.

In 2004 the Board of Directors reviewed the status of option grants for non-officer directors. While the Board believes these grants served their purpose of aligning the directors' interest with those of the Company's other shareholders, the strong performance of the Company's stock since 2001 (the last time options were granted to directors) resulted in options having a higher dilutive impact than originally anticipated. Accordingly, on November 5, 2004, each non-officer director canceled their outstanding options totaling 1,371,624 and non-officer directors who exercised options earlier in 2004 either rescinded the exercise or contributed additional capital by paying the difference between market price at the time options were exercised and the exercise price. A former director also participated in this action by paying the difference between market price at the time the options were exercised and the exercise price. The effect of these actions was to (1) reduce the number of fully diluted shares of the Company and (2) increase shareholders' equity by $6.0 million (net of tax impact) as a result of the payment of the market price differential net of the repayment for shares returned to the Company.

The following tables summarize the number of options granted and exercisable and the weighted average exercise prices and remaining contractual lives of the options:

                                             2004                         2003                       2002
                                     -----------------------    -----------------------    ---------------------
                                                   Weighted-                 Weighted-                 Weighted-
                                                    Average                   Average                   Average
                                                   Exercise                  Exercise                  Exercise
                                       Shares        Price        Shares       Price        Shares       Price
                                     ----------    ---------    ---------    ---------    ---------    ---------
Outstanding at beginning of year      2,213,202    $    6.57    1,193,237    $   13.79    1,133,840    $   14.27
Granted                                 182,000    $   22.26            -    $       -       15,000    $   28.25
Options granted attributable to the
  stock dividend                         94,671    $    6.53       59,580    $   13.13       56,525    $   13.59
Options granted attributable to the
  stock split                                 -            -    1,224,493    $    6.55            -            -
Options canceled by outside
  directors                          (1,371,624)   $    6.19            -
Forfeited                                     -                   (16,186)   $    8.97       (2,924)   $   17.57
Exercised                              (375,358)   $    5.94     (247,922)   $    6.54       (9,204)   $   11.00
                                     ----------                 ---------                 ---------
Outstanding at end of year              742,891    $   10.60    2,213,202    $    6.57    1,193,237    $   13.79
                                     ==========                 =========                 =========

The weighted average fair value of options (using the Black-Scholes model) granted during 2004 was $5.54.
                                 Weighted-
                    Weighted-     Average                        Weighted-
     Options         Average     Remaining        Options         Average
  Outstanding at    Exercise    Contractual    Exercisable at    Exercise
December 31, 2004    Price         Life      December 31, 2004    Price
-----------------   ---------   -----------  -----------------   ---------
          199,373   $    5.48      3.8                 199,373   $    5.48
          113,502        5.22      3.6                 113,502        5.22
           24,304        6.81      5.8                  19,443        6.81
          189,537        8.18      6.1                 113,722        8.18
           33,075       12.81      7.5                  13,230       12.81
          160,000       22.30     10.0                 160,000       22.30
           23,100       20.95      9.3                       -        N/A
-----------------                            -----------------
          742,891       10.60                $         619,270   $   10.47
=================                            =================

NOTE 9 - DEFERRED COMPENSATION

The Company has deferred compensation agreements with two key officers and three Board members. The agreements require the Company to provide annual benefits ranging from $75,000 to $100,000 for the officers and $13,000 to $46,000 for some Board members for 15 years after retirement or disability. In the event of death, the beneficiaries are to receive the benefits. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred for the years ended December 31, 2004, 2003 and 2002, totaled $251,000, $326,000 and $336,000. The Company is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 2004 and 2003, the cash surrender value of these policies, which is included on the balance sheet in other assets, was $2,663,000 and $2,545,000, respectively.


NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) savings plan covering substantially all employees of the Company and the Bank. Employees who elect to participate are able to defer up to 15% of their annual salary, subject to limitations imposed by federal tax law. The Company makes matching contributions equal to 100% of each participant's elective deferral, up to a maximum of $1,200 per employee. Contributions by the Company for the years ended December 31, 2004, 2003 and 2002, were $117,000, $96,000 and $91,000.


NOTE 11 - RELATED-PARTY TRANSACTIONS

The Company had an operating lease with a major stockholder of the Company for office facilities. The lease expired in August 2004. Rental payments under this lease were $108,000, $185,000 and $181,000 for the years ended December 31, 2004, 2003 and 2002.

The Company has, and expects to have in the future, banking transactions in the ordinary course of business with directors, executive officers and their associates.

An analysis of the loans to directors and executive officers follows:

(dollars in thousands)                               2004          2003
                                                  ---------     ---------
Balance, beginning of year                        $   7,277     $  10,757
Additions                                            20,364         4,279
Principal reductions                                (19,082)       (7,759)
                                                  ---------     ---------
                                                  $   8,559     $   7,277
                                                  =========     =========
During 2004, the Bank implemented a program to assist employees in financing their primary residences, as of December 31, 2004 the program had $5,680,000 in these loans, at interest rates from 3.25% to 5.25%.

Deposits held by directors and officers totaled $15,961,000 and $11,573,000 at the years ending December 31, 2004 and 2003.

A firm, of which a director is a partner, has acted as leasing agent for leased premises of the Bank. Real estate commissions or referral fees that were paid by the lessor's totaled $32,000 during 2004 and $145,000 in 2003. During 2004 the firm also, acted as a contractor for leasehold improvements of the Bank which totaled $420,000, of which $245,000 was paid by the lessor. There were no construction services performed in 2003.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Bank is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Bank's daily demand deposit balances. Required deposits held with the Federal Reserve at December 31, 2004 and 2003, were $7,065,000 and $5,623,000.

The Company and the Bank have entered into operating leases for branches and office facilities that expire through June 2024. The majority of the lease agreements have options to extend the lease terms. Total rental expense for the years ended December 31, 2004, 2003 and 2002 was $1,101,000, $916,000 and $836,000, respectively.

Future minimum non-cancelable lease payments are as follows:
(dollars in thousands)
                                    Year Ending December 31,
                                    ------------------------
                                              2005               $   1,360
                                              2006                   1,335
                                              2007                   1,261
                                              2008                   1,262
                                              2009                   1,262
                                           Thereafter                5,251
                                                                 ---------
                                                                 $  11,731
                                                                 =========


NOTE 13 - REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based., Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the following table.


                                                                                                 To Be Well
                                                                                             Capitalized Under
                                                                        For Capital          Prompt Corrective
                                                  Actual             Adequacy Purposes        Action Provisions
                                           --------------------     -------------------     --------------------
(dollars in thousands)                       Amount       Ratio       Amount      Ratio       Amount       Ratio
                                           ----------   -------     ----------   ------     ----------   -------
At December 31, 2004:
Total Capital to Risk-Weighted Assets
  Consolidated                             $   98,466     12.1%     $   64,926     8.0%     $   81,158     10.0%
  Bank                                     $   87,719     10.8%     $   64,922     8.0%     $   81,152     10.0%
Tier 1 Capital to Risk-Weighted Assets
  Consolidated                             $   89,747     11.1%     $   32,463     4.0%     $   48,695      6.0%
  Bank                                     $   79,000      9.7%     $   32,461     4.0%     $   48,691      6.0%
Tier 1 Capital to Average Assets
  Consolidated                             $   89,747      8.6%     $   31,215     3.0%     $   52,026      5.0%
  Bank                                     $   79,000      7.6%     $   31,214     3.0%     $   52,023      5.0%


At December 31, 2003:
Total Capital to Risk-Weighted Assets
  Consolidated                             $   74,707     11.7%     $   50,909     8.0%     $   63,637     10.0%
  Bank                                     $   72,765     11.4%     $   50,905     8.0%     $   63,632     10.0%
Tier 1 Capital to Risk-Weighted Assets
  Consolidated                             $   67,405     10.6%     $   25,455     4.0%     $   38,182      6.0%
  Bank                                     $   65,466     10.3%     $   25,453     4.0%     $   38,179      6.0%
Tier 1 Capital to Average Assets
  Consolidated                             $   67,405      8.4%     $   24,021     3.0%     $   31,818      5.0%
  Bank                                     $   65,466      8.2%     $   24,019     3.0%     $   40,032      5.0%

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

                            December 31, 2003          December 31, 2004
                        -------------------------    ---------------------
(dollars in thousands)   Carrying         Fair        Carrying      Fair
                          Amount          Value        Amount       Value
                        -----------   -----------    ---------   ---------
Financial assets:
  Cash and cash
    equivalents         $   116,504   $   116,504    $  94,574   $  94,574
  Investment
    securities               10,356        10,356        6,758       6,758
  Loans, net                938,104       941,567      733,857     759,308
                        -----------   -----------    ---------   ---------
                        $ 1,064,964   $ 1,068,427    $ 835,189   $ 860,640
                        ===========   ===========    =========   =========
Financial liabilities:
  Deposits              $   791,025   $   791,944    $ 658,320   $ 660,933
  FHLB advances             191,913       191,536      119,211     118,975
                        -----------   -----------    ---------   ---------
                        $   982,938   $   983,480    $ 777,531   $ 779,908
                        ===========   ===========    =========   =========

Off-balance sheet financial
   instruments:
 Commitments to extend
   credit               $         -   $    70,064    $       -   $  56,811


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

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis and generally requires collateral or other security to support commitments to extend credit.

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are either secured or unsecured and usually contain a specified maturity date and may or may not be drawn upon to the total extent to which the Company is committed.

At December 31, 2004 and 2003, loan commitments totaled $69,431,000 and $56,507,000 and standby letters of credit totaled $633,000 and $304,000.


NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The condensed balance sheet of Northern Empire Bancshares (parent company only) as of December 31, 2004 and 2003, and statements of income and cash flows for each of the three years ended December 31, 2004, are as follows:

BALANCE SHEETS
(dollars in thousands,
  except share amount)                                   December 31,
                                                       2004         2003
                                                    --------      --------
Assets
Cash and cash equivalents                           $ 10,698      $  1,898
Investment in Sonoma National Bank                    79,131        65,594
Other assets                                              51            51
                                                    --------      --------
       Total assets                                 $ 89,880      $ 67,543
                                                    ========      ========

Liabilities and Stockholders' Equity

Other liabilities                                   $      2      $     10
                                                    --------      --------
Preferred stock, no par value; 10,000,000 shares
  authorized; none issued or outstanding                   -             -
Common stock, no par value; 40,000,000 shares
  authorized; 9,854,067 and 9,039,450 shares
  issued and outstanding in 2004 and 2003             47,302        34,653
Additional paid-in-capital                             7,681         1,702
Accumulated other comprehensive income                   (10)            2
Retained earnings                                     34,905        31,176
                                                    --------      --------
    Total stockholders' equity                        89,878        67,533
                                                    --------      --------
Total liabilities and stockholders' equity          $ 89,880      $ 67,543
                                                    ========      ========

STATEMENTS OF INCOME
(dollars in thousands)                         Years Ended December 31,
                                            2004        2003        2002
                                          --------    --------    -------
Interest and other income                 $     52    $      5    $     5
Administrative expenses                       (153)        (47)       (39)
Income tax expense                              (1)         (1)        44
Equity in undistributed earnings
  of Sonoma National Bank                   14,422      11,313      9,325
                                          --------    --------    -------
Net income                                $ 14,320    $ 11,270    $ 9,335
                                          ========    ========    =======


STATEMENTS OF CASH FLOWS
(dollars in thousands)                         Years Ended December 31,
                                            2004        2003        2002
                                          --------    --------    -------
Cash flows from operating activities:
  Net income                              $ 14,320    $ 11,270    $ 9,335
  Adjustments to reconcile net income
  to net cash from operating activities:
    Changes in other assets                      -           4         (3)
    Change in other liabilities                 (8)          9        (41)
    Equity in undistributed earnings       (14,422)    (11,313)    (9,325)
                                          --------    --------    -------
      Net cash from operating
        activities                            (110)        (30)       (34)
                                          --------    --------    -------
Cash flows from financing activities:
  Payout of fractional shares                   (6)         (7)        (6)
  Repurchase of common stock                  (164)          -          -
  Contributed capital                        6,851           -          -
  Proceeds from exercise of stock
    options                                  2,229       1,623        101
                                          --------    --------    -------
      Net cash from financing
        activities                           8,910       1,616         95
                                          --------    --------    -------
      Net change in cash and cash
        equivalents                          8,800       1,586         61
Cash and cash equivalents, beginning
  of year                                    1,898         312        251
                                          --------    --------    -------
Cash and cash equivalents, end of year    $ 10,698    $  1,898    $   312
                                          ========    ========    =======






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
Northern Empire Bancshares


We have audited the accompanying consolidated balance sheets of Northern Empire Bancshares as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Empire Bancshares as of December 31, 2004 and 2003, and the results of their operations and cash flows for each of the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Moss Adams LLP


Santa Rosa, California
January 21, 2005







ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


ITEM 9 A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management Report on Internal Control over Financial Reporting

As permitted by the Securities and Exchange Commission's exemptive order of November 30, 2004, applicable to certain accelerated filers, management's report on internal control over financial reporting will be included in an amendment to this report.

Attestation Report of Registered Public Accounting Firm

As permitted by the Securities and Exchange Commission's exemptive order of November 30, 2004, applicable to certain accelerated filers, the attestation report of the Company's auditors regarding management's report on internal control over financial reporting will be included in an amendment to this report.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting, as defined in Securities Exchange Act Rule 15d-15(f), occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect the Corporation's internal control over financial reporting.


ITEM 9 B.      Other Information

None
     Part III

ITEM 10.       Directors and Executive Officers of the Registrant

The following are the directors and executive officers of the Corporation and the Bank:


Name and Positions with the               Principal Occupation
Corporation and the Bank            Age   During the Past 5 Years
---------------------------          --   ---------------------------
Deborah A. Meekins,                  52   President and Chief Executive
President & Chief Executive               Officer of the Bank since
Officer and of the Bank and of the        February 1991. President
Corporation, Director of the Bank         and Chief Executive Officer
                                          of the Corporation since
                                          December 2002.

Clement C. Carinalli                 59   Retired CPA, local
Director of the Corporation               businessman, rancher and
and the Bank                              real estate investor.


Kevin Carinalli                      32   Owner of Carco Investments,
Director of the Bank                      general contractor, real
                                          estate developer and
                                          property manager.

Patrick R. Gallaher,                 59   Retired CPA and local
Secretary of the Corporation              businessman; major shareholder
and Director of the Corporation           in Oakmont Developers, a
and the Bank                              Santa Rosa development
                                          company.



William E. Geary,                    76   Senior Partner in Geary,
Director of the Corporation               Shea & O'Donnell, a
and the Bank                              Santa Rosa law firm.

Dennis R. Hunter,                    62   Real estate investor and
Chairman of the Board of the              developer in Santa Rosa;
Corporation and Vice Chairman             principal in Investment
of the Board of the Bank                  Development Fund, a venture
                                          capital fund, a director of
                                          Energy Exploration
                                          Technologies, director of
                                          North Bay Corp.

James B. Keegan, Jr.,                56  Partner in Keegan & Coppin
Vice-Chairman & Director of the          Company, Inc. a Santa Rosa
Corporation and Chairman of the          real estate brokerage and
Board of the Bank                        development firm, since 1976.

Michael J. Wright,                   49  Co-owner of Wright Contracting,
Director of the Bank                     Inc., serves as Chief Financial
                                         Officer, Secretary/Treasurer
                                         of his company.

David F. Titus                       52  Executive Vice President &
Executive Vice President &               Senior Loan Officer of the
Senior Loan Officer and                  Bank since January, 1995.
Director of the Bank                     Senior Vice President &
                                         Senior Loan Officer of the
                                         Bank from August 1991 to
                                         January, 1995.

Larry V. Sorensen,                   45  Executive Vice President of
Executive Vice President &               Corporate Development of the
Corporate Development                    Bank since May 2002; Finance
Officer of the Bank                      Director of Corrigo Inc.;
                                         and , Vice President of
                                         Corporate Development of Golden
                                         West Financial Corporation

JoAnn Barton,                        51  Senior Vice President and
Senior Vice President & Senior           Senior Operations Administrator
Operations Officer of the Bank           of the Bank since March 1992;
                                         from November 1985 Vice
                                         President and Senior Operations
                                          Administrator of the Bank.

Jane M. Baker                        58   Senior Vice President and
Senior Vice President & Chief             Chief Financial Officer of
Financial Officer of the Bank             the Bank since August 1995;
and Chief Financial Officer               Vice President and Chief
of the Corporation                        Financial Officer of the Bank
                                          since August 1992.  Chief
                                          Financial Officer of the
                                          Corporation since December
                                          2002.

Each of the directors of the Corporation has served as a director since the initial organization of the Corporation in 1982, except for Patrick
R. Gallaher who was elected on May 19, 1992 and Clement C. Carinalli who served from 1982 until 1992 and from 1996 to date.


William E. Geary, Dennis R. Hunter and James B. Keegan, Jr. have served as directors of the Bank since the initial organization of the Bank in 1984. Clement C. Carinalli served from 1984 to 1992 and from 1996 to date. Deborah A. Meekins was appointed in August 1990; Patrick R. Gallaher was appointed in December 1991, David F. Titus was appointed in June 2001, and Kevin Carinalli and Michael Wright were appointed in March 2004. Kevin Carinalli is the son of Clement C. Carinalli. As the sole shareholder of the Bank, the Corporation elects the directors of the Bank.

The board of directors of the Corporation has determined that the joint Audit Committee of the Corporation and the Bank does not have a "financial expert," as that term is defined in the SEC's regulations. The board has not actively sought a person whose qualifications and experience meet the SEC's definition of a "financial expert," but the board believes that several of its members are qualified in financial matters as a result of training and experience in accountancy and business and numerous years of service on the boards of the Corporation and the Bank.

Patrick Gallaher is the Chairman of the Audit Committee of the Corporation and the Bank. Mr. Gallaher is a retired businessman and certified public accountant. Michael Wright and William Geary also serve on the joint Audit Committee of the Corporation and the Bank.

Director Nomination Process

Director nominees to be elected by the shareholders of the Corporation, and any directors to be appointed by the board of directors to fill a vacancy on the board are selected each year by a majority of the independent directors of the Corporation. In carrying out its responsibilities regarding director nominations, the board takes into account the factors it deems appropriate to assist in developing a board of directors and board committees that are comprised of experienced advisors with skills relevant to the business of the Bank and the Corporation.

Code of Ethics

The Corporation and the Bank have adopted a financial code of ethics for senior financial officers. A paper copy of the financial code of ethics may be obtained free of charge by contacting Jane M. Baker at the Corporation at 3558 Round Barn Blvd., Suite 300, Santa Rosa, CA 95403 or by telephone (707)591-9000.


ITEM 11.       Executive Compensation

The following table sets forth the cash compensation paid to or accrued for the executive officers of the Bank for services rendered for the periods indicated. The executive officers of the Corporation, including the President, do not receive compensation for their services as such. The Vice Chairman of the Corporation, James B. Keegan, Jr., also serves as the Chairman of the Board of the Bank and receives $2,000 per month from the Bank for his services in that capacity. See, "Compensation of Directors," below.


                                           Summary Compensation Table

(dollars in thousands)        Annual Compensation                  Long-term Compensation
                         -----------------------------   --------------------------------------------
                                                Other                              Long-term
                                                Annual   Restricted     Options    Incentive
Name and Principal                              Compen-      stock      (No.of       Plan     All
 Position                Year  Salary  Bonus    sation       award      Shares (2)  payouts  Other(1)
--------------------     ----  ------  -----    ------    --------      --------    -------  -----
Deborah A. Meekins,      2002   $182   $155         $6                                       $103
President, Chief         2003    243    135          6                                        122
Executive Officer of     2004    264    162          5                                        103
the Corporation and
Bank and Director
of the Bank

David F. Titus,          2002    160     86           6                                        85
Executive Vice           2003    177     99           6                                        99
President, Senior Loan   2004    193    120           6                                        85
Officer and
Director of the Bank

Larry V. Sorensen,       2002     89     17           4                  33,075                 0
Executive Vice President 2003    154     51           6                                         1
Corporate Development    2004    166     63           6                                         1
Officer of the  Bank

JoAnn Barton,            2002     99     19           4                                         1
Senior Vice President,   2003     84     16           4                                         1
Senior Operations        2004     91     19           4                                         1
Officer of the Bank

Jane M. Baker,           2002    106     21           4                                         1
Senior Vice President,   2003    110     28           4                                         1
Chief Financial Officer  2004    120     34           4                                         1
of the Bank and Chief
Financial Officer of
the Corporation


(1) Includes contribution by the Bank for the benefit of the named officer pursuant to the Bank's 401(k) plan, auto allowances and accrued expenses incurred with respect to the Salary Continuation Agreement for Ms. Meekins and Mr. Titus, as described below.
(2) Adjusted for stock dividends and two for one split.

Salary Continuation Agreements


The Bank has deferred compensation agreements with Deborah A. Meekins, President and Chief Executive Officer, and David F. Titus, Executive Vice President and Senior Loan Officer. Under these agreements, the Bank is obligated to provide for them or their beneficiaries, during a period of 15 years after the employee's death, disability, or retirement, annual benefits ranging from $75,000 to $100,000. Benefits are also provided to the officer if he/she resigns following a change in control or if he/she voluntarily resigns after June 1, 1995. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until their expected retirement dates. The accrued expense is included in Other Liabilities in the financial statements. The Bank is the beneficiary of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 2004, the total cash surrender value of these policies was $1,240,000, which is included in other assets.


Stock Option Plan

Neither the Corporation nor the Bank award restricted stock or have long term incentive plans, other than the Corporation's 1984 and 1997 Stock Option Plans. The 1984 Plan expired in February 1994 with the last of the options exercised in January 2004 and no options are outstanding at December 31, 2004. Options for a total of 742,891 shares (160,000 to all directors of the Corporation and 582,891 shares to forty-six officers and employees of the Bank) are outstanding under the 1997 Plan as of December 31, 2004.

In 2004 the Board of Directors reviewed the status of option grants for non-officer directors. While the Board believes these grants have served their purpose of aligning the directors' interests with those of the Company's other shareholders, the strong performance of the Company's stock since 2001 (the last time options were granted to directors) has resulted in options having a higher dilutive impact than originally anticipated. As of November 5,2004, each non-officer director canceled their outstanding options totaling 1,371,624 and non-officer directors who exercised options earlier in 2004 either rescinded the exercise or contributed additional capital by paying the difference between the market price at the time the options were exercised and the exercise price. The Board unanimously decided that this action would benefit all shareholders and would best position the Company to take advantage of the opportunities that lie ahead. Although he is no longer a board member, William Gallaher, who resigned as a director on October 13, 2003, has also participated in this action by paying the difference between the market price at the time the options were exercised and the option price. The effect of these actions was to
(1) reduce the number of fully diluted shares of the Company used to calculate diluted earnings per share and (2)increase our shareholders' equity by $6.0 million ($6.9 million in cash payments less the tax impact of $872,000) as the result of the payment of the market price differential net of the repayment for shares returned to the Company and the tax impact. See discussion in Item 5, Purchases of Equity Securities by Issuer.

The Corporation granted 182,000 options (160,000 to all directors of the Corporation and 22,000 to seven employees of the Bank) in 2004.

The following sets forth information regarding all options held by the named executive officers as of December 31, 2004 and options exercised during 2004:

               Aggregated Year-End Option Exercises and Values
                                                                    December 31, 2004
                                                    ------------------------------------------------
                                                       Number of
                                                  Securities Underlying
                      Shares        Value         Unexercised Options                Value of
                      acquired on   realized      (No. of Shares)(1)          Unexercised Options (2)
Name                  exercise (#)     $          Exercisable/Unexercisable   Exercisable/Unexercisable
------------------    ------------  --------      -------------------------   -------------------------
Deborah A. Meekins     23,000       318,000             230,002 / 20,419         $3,798,000 / $289,000

David F. Titus          5,000        62,000              56,825 / 14,585           $909,000 / $207,000

Larry V. Sorensen           0             0              13,230 / 19,845           $126,000 / $189,000

JoAnn Barton            6,000        80,000              16,817 /  2,430           $273,000 /  $38,000

Jane M. Baker           2,730        44,000              23,117 /  2,430           $380,000 /  $38,000


(1)  Adjusted for stock dividends issued since date of the option grant.
(2) Calculated based on the difference between the fair market value of the stock and the exercise price of the options at December 31, 2004.


Compensation of Outside Directors

During 2004 outside directors of the Bank (including directors who serve as executive officers of the Corporation) received director fees of $1,500 for each monthly board meeting attended and $500 per executive committee, Audit committee and ALCO meetings. Loan committee was paid $500 per meeting for four months and $250 per meeting for six months. The Chairman of the Board of the Bank receives a fee of $2,000 per month in addition to the committee fees described above. The Corporation does not pay directors' fees at this time, and does not plan to in the near future.

Outside directors were eligible to receive options under the Corporation's 1984 Stock Option Plan and are also eligible to receive options under the 1997 Stock Option Plan. See "Item 12, Security
Ownership of Certain Beneficial Owners and Management."

In 2004 the Board of Directors reviewed the status of option grants for non-officer directors. While the Board believes these grants have served their purpose of aligning the directors' interests with those of the Company's other shareholders, the strong performance of the Company's stock since 2001 (the last time options were granted to directors) has resulted in options having a higher dilutive impact than originally anticipated. Accordingly, as of November 5,2004, each non-officer director canceled their outstanding options totaling 1,371,624 and non-officer directors who exercised options earlier in 2004 either rescinded the exercise or contributed additional capital by paying the difference between the market price at the time the options were exercised and the exercise price. The Board unanimously decided that this action would benefit all shareholders and would best position the Company to take advantage of the opportunities that lie ahead. Although he is no longer a board member, William Gallaher, who resigned as a director on October 13, 2003, has also participated in this action by paying the difference between the market price at the time the options were exercised and the option price. The effect of these actions was to (1) reduce the number of fully diluted shares of the Company used to calculated diluted earnings per share and (2) increase our shareholders' equity by $6.0 million (net of tax impact of $872,000) as the result of the payment of the market price differential net of the repayment for shares returned to the Company and the tax impact. See discussion in Item 5, Purchases of Equity Securities by Issuer.

In December 2004 the Board of Directors granted 160,000 options to all directors of the Corporation which were the only options outstanding to Directors of the Corporation at December 31, 2004. These options were granted subject to the approval of the Corporations shareholders to be considered at the 2005 shareholders meeting. The outstanding options at December 31, 2004 had an estimated value of $8,000 based on the difference between the fair market value of the stock as of December 31, 2004 and the exercise price of the options.

During 2003 there were no options granted to directors. Directors of the Corporation exercised options for 241,860 shares during 2003. During 2004 William Gallaher, a former director who had exercised 233,860 shares in December of 2003, participated in the Board action discussed above by contributing additional capital by paying the difference between the market price at the date of exercise and the option price.

The Corporation has deferred compensation agreements with directors Patrick R. Gallaher, William Geary, and James B. Keegan, Jr. Under each of these agreements, the Corporation is obligated to provide for the director or his beneficiaries, for a period of 15 years after the director's death, disability or retirement, annual benefits ranging from $13,000 to $46,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates. The Corporation is beneficiary of life insurance policies that have been purchased as a method of financing the benefits. At December 31, 2004, the total cash surrender value of these policies was $1,423,000, which is included in other assets.


ITEM 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters

Other than as set forth below, the Corporation knows of no person who is the beneficial owner of more than 5.0% of the Corporation's outstanding shares as of December 31, 2004.

The following sets forth the numbers of shares of common stock beneficially owned by each director of the Corporation and the Bank and by the directors and executive officers of the Corporation and the Bank as a group, as of December 31, 2004. The numbers of shares beneficially owned include the numbers of shares which each person has the right to acquire within 60 days upon exercise of stock options granted pursuant to the Corporation's Stock Option Plan. The percentages of shares owned beneficially are calculated, pursuant to SEC Rule 13d-3(d) (1), based on the number of shares presently outstanding plus the number of shares which the person or group has the right to acquire within 60 days.

                                Number of Shares
Name                           Beneficially Owned         Pct
Clement C. Carinalli            171,525  (1)              1.7%
Kevin Carinalli                 258,964  (2)              2.5
Patrick R. Gallaher             179,817  (3)              1.7
William E. Geary                385,444  (4)              3.7
Dennis R. Hunter                292,862  (5)              2.9
James B. Keegan, Jr.            179,624  (6)              1.7
Deborah A. Meekins              359,348  (7)              3.5
Robert V. Pauley *              311,237  (8)              3.0
David Titus                      69,586  (9)              0.7
Michael Wright                    6,300 (10)              0.1
JoAnn Barton                     72,751 (11)              0.7
Jane M. Baker                    32,590 (12)              0.3
Larry V. Sorensen                13,546 (13)              0.1
Directors and Executive
 Officers as a group
 (13 persons)                 2,333,594                  22.6%

     *   Mr. Pauley passed away on February 18, 2005

 (1) Does not include options for 25,000 shares which were assigned by Mr. Carinalli in 2004 to family members.
 (2) Including 6,250 shares issuable to Mr. Carinalli upon the exercise of stock options exercisable within 60 days and 8,122 shares held as custodian for his minor children.
 (3) Including 25,000 shares issuable to Mr. Gallaher upon the exercise of stock options exercisable within 60 days and 154,817 shares held in Mr. & Mrs. Gallaher's trust.
 (4) Including 25,000 shares issuable to Mr. Geary upon the exercise of stock options exercisable within 60 days, 76,573 shares held in Mr. Geary's profit sharing plan, 261,653 shares held in Mr. & Mrs. Geary's trusts and 22,218 shares held in a trust account for which Mr. Geary serves as trustee but does not have a beneficial interest.
 (5) Including 92,694 shares held in trust accounts for which Mr. Hunter serves as trustee but does not have a beneficial interest and 117,717 shares held by Redwood Equities, LLC. Does not include options for 30,000 shares which were assigned by Mr. Hunter to a family member.
 (6) Including 30,000 shares issuable to Mr. Keegan upon the exercise of stock options exercisable within 60 days, 18,382 shares in Mr. & Mrs. Keegan's trust, 110,992 shares held by Keegan & Coppin Company, Inc., 20,204 shares held by the Keegan & Coppin Profit Sharing Plan.
 (7) Including 240,211 shares issuable to Ms. Meekins upon the exercise of stock options exercisable within 60 days and 119,137 held in Ms. Meekins' trust.
 (8) Including 25,000 shares issuable to Mr. Pauley upon the exercise of stock options exercisable within 60 days.
 (9) Including 64,117 shares issuable to Mr. Titus upon the exercise of stock options exercisable within 60 days and 5,469 shares held in Mr. & Mrs. Titus' trust.
(10) Includes 6,300 held by Wright Contracting, Inc.
(11) Including 16,816 shares issuable to Ms. Barton upon the exercise of stock options exercisable within 60 days.
(12) Including 23,117 shares issuable to Ms. Baker upon the exercise of stock options exercisable within 60 days and 7,797 held in Ms. Baker's trust account and 1,676 held in Ms. Baker's 401k account.


(13) Including 13,230 shares issuable to Mr. Sorensen upon the exercise of stock options exercisable within 60 days and 316 shares held in Mr. Sorensen's 401k account.

The business address of each of the above individuals is c/o Northern Empire Bancshares, 3558 Round Barn Boulevard, Suite 300, Santa Rosa, CA 95403.


ITEM 13.       Certain Relationships and Related Transactions

The Company had an operating lease with a major stockholder of the Company for office facilities. That lease expired in August 2004. Rental payments under that lease were $185,000, $181,000 and $168,000 for the years ended December 31, 2004, 2003 and 2002.

The Company has, and expects to have in the future, transactions in the ordinary course of business with directors, officers and their associates.

The transactions involving loans have been and will be entered into with such persons in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and on terms not involving more than the normal risk of collectibility or representing other unfavorable features. At December 31, 2004, loans by the Bank to directors, officers and their associates totaled approximately $8,559,000, constituting 0.9% of total loans, 10.8% of the Bank's shareholders' equity and 9.5% of the consolidated shareholders' equity of the Corporation. Loans to insiders, such as officers, directors, and certain other persons are subject to the limitations and requirements of the Financial Institutions Regulatory and Interest Rate Control Act of 1978 and regulations thereunder.

Deposits held by directors and officers totaled $15,961,000 and 11,573,000 at the years ending December 31, 2004 and 2003.

During 2004, the Bank implemented a special loan program to assist employees (not available to executive officers and directors) in financing their primary residence at competitive terms. As of December 31, 2004 the Bank had $5,680,000 outstanding to employees at interest rates ranging from 3.25% to 5.25% under this special loan program. Other types of loans, such as construction financing and consumer loans, have been provided to employees in the normal course of business. As of December 31, 2004 total loans outstanding to employees totaled $5,994,000 at rates ranging from 3.25% to 10.25%.

The firm of Keegan & Coppin Company, Inc. of which James B. Keegan, Jr. a director, is a partner, has acted and may in the future act as leasing agent in transactions for leased premises of the Bank. Real estate commissions and referral fees have been paid by the lessor of Bank facilities to Keegan & Coppin Company, Inc. in the amount of $32,000 in 2004 and $145,000 in 2003. Keegan & Coppin Company, Inc. has also acted as a contractor for the Bank's leasehold improvements which totaled $420,000 in 2004, of which $245,000 paid by the lesser and $175,000 was paid by the Bank for the construction of the leasehold improvements. There were no constructions services performed in 2003. Keegan & Coppin Company, Inc. is currently in the process of constructing leasehold improvements in the branch in Petaluma, California, for which $197,000 will be paid by the Bank. Real estate commissions and referral fees paid to Keegan & Coppin Company, Inc. were in the amounts customarily paid in the real estate industry for those areas. Construction contracts are awarded using a bidding process.


Item 14.  Principal Accounting Fees and Services

The following schedule summarizes the amounts billed by the Corporation's auditors for accounting services as of the end of the last two years.


(in thousands)              2004            2003
                            ----            ----
Audit fees                  $131            $121
Audit related fees             0               0
Tax fees                      47              35
All other fees                 0               0
                            ----            ----
                            $178            $156
                            ====            ====
The Corporation and Bank's Audit Committee met in 2004 with our independent auditors, Moss Adams, LLP, and approved their engagement to perform audit and tax services before the accountant was engaged to render audit and non-audit services. The aggregate amount of all non-audit services, which were tax services, performed by the accountant during 2004 amounted to 26.4% of the total fees paid by the Corporation and Bank to the accountant for the year.


            Part IV

ITEM 15.       Exhibits, Financial Statement Schedules

(1) 1.    All Financial Statements.
                  See item 8.
(2) 2     Financial Statement Schedules.
                  None required
(3) 3.    Exhibits

      The following is a list of the exhibits to this Form 10-K.

(3)  (a)  Restated Articles of Incorporation, as amended through
          December 1, 2003 (filed as Exhibit (3)(d) to the
          Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1988, file number 2-91196, and incorporated herein by this reference).


     (b) Secretary's certificate of Amendment to the Bylaws of the Corporation and revised Bylaws



(10) (a)* Stock Option Plan (filed as Exhibit 10.2 to the Corporation's S-1 Registration Statement, filed May 18, 1984, file number 2-91196, and incorporated herein by this reference).

     (b)* Amendment No. 1 to Stock Option Plan (filed as
          Exhibit (10)(d) to the Corporation's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1989, file number 2-91196, and incorporated herein by this reference).

     (c)* Amendment No. 2 to Stock Option Plan (filed as
          Exhibit (10)(f) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1991, file number 2-91196, and incorporated herein by this reference).

     (d)  Amendment No. 3 to Stock Option Plan.

     (e)  Form of Non-statutory Stock Option Agreement

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

      (s) Lease for Bank Premises at 6641 Oakmont Drive, Santa Rosa, California, dated October 1, 1996 (filed as Exhibit (10)(w) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter ended September 30, 1996, file number 2-91196, and incorporated herein by this reference).

     (t)* Indemnification Agreements between William P. Gallaher and Northern Empire Bancshares (filed as Exhibit (10)(a) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter Ended June 30,1998, file number 2-91196, and incorporated herein by this reference).

    (u)* Indemnification Agreements between Clement C. Carinalli and Northern Empire Bancshares and Sonoma National Bank (filed as Exhibit (10)(b) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter Year Ended June 30, 1998, file number 2-91196, and incorporated herein by this reference).

     (v)* 1997 Stock Option Plan, as amended, and Stock Option Agreement (filed as Exhibit (10)(b) to the Corporation's Quarterly Report on Form 10-QSB for the Quarter Year Ended June 30, 1998, file number 2-91196, and incorporated herein by this reference).

     (w) Lease for West College Branch in G & G Market at 1211A West College Avenue, Santa Rosa, California, dated June 30, 1998 (filed as Exhibit (10)(y) to the Corporation's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1998, file number 2-91196, and incorporated herein by this reference).


      (x) Lease for Petaluma College Branch in G & G Market at 701-B, Petaluma, California, dated November 1, 2000 (filed as
          Exhibit (10)(z) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, file number 2-91196, and incorporated herein by this reference).

      (y) Lease for Sonoma Branch at 135 West Napa Street, Sonoma, California, dated April 5, 2002. (filed as Exhibit (10)(a) to the Corporation's Quarterly Report on Form 10-Q for the\ Quarter Year Ended March 31, 2002, file number 2-91196, and incorporated herein by this reference).

     (z) Lease for Operations Center at 1650 Northpoint Parkway, Santa Rosa, California, dated February 1, 2001. (filed as Exhibit
          (10)(aa) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, file number 2-91196, and incorporated herein by this reference).

     (aa) Lease for Administrative Offices and the Loan Department at 3558 Round Barn Boulevard, Santa Rosa, California, dated October 14, 2003 (filed as Exhibit (10)(bb) to the
          Corporation's Quarterly Report on Form 10-Q for the
          Quarter Year Ended September 30, 2003, file number 2-91196 and incorporated herein by this reference.

     (bb) Lease for the Main Branch at 801 Fourth Street, Santa Rosa, California, dated December 17, 2003 (filed as
          Exhibit (10)(dd) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, file number 2-91196, and incorporated herein by this reference).

     (cc) Letter agreement dated November 5, 2004. Confidential treatment has been requested for certain commercial and financial information, omitted from this Exhibit and filed separately, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

     (dd) Letter agreement dated November 5, 2004. Confidential treatment has been requested for certain commercial and financial information, omitted from this Exhibit and filed separately, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

    (ee) Letter agreement dated November 5, 2004. Confidential treatment has been requested for certain commercial and financial information, omitted from this Exhibit and filed separately, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

    (ff) Letter agreement dated November 5, 2004. Confidential treatment has been requested for certain commercial and financial information, omitted from this Exhibit and filed separately, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

    (gg) Letter agreement dated November 5, 2004. Confidential treatment has been requested for certain commercial and financial information, omitted from this Exhibit and filed separately, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

    (hh) Letter agreement dated November 5, 2004. Confidential treatment has been requested for certain commercial and financial information, omitted from this Exhibit and filed separately, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

    (ii) Letter agreement dated November 5, 2004. Confidential treatment has been requested for certain commercial and financial information, omitted from this Exhibit and filed separately, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.


         *Management contract or compensation plan or arrangement.

     (14) Code of Ethics (filed as Exhibit 14 to the
          Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, file number 2-91196, and incorporated herein by this reference).

     (21) Subsidiaries of the Corporation (filed as Exhibit 22 to Post Effective Amendment No. 5 to the Corporation's S-1
          Registration Statement, filed May 29, 1987, File No 2-91196 and incorporated herein by this reference).

     (23) Consent Independent Registered Public Accounting Firm

     (31) Rule 13a-14(a)/15d-14(a) Certifications

     (32) Section 1350 Certifications

     (b)  Reports on Form 8-K

          Form 8-K, filed on January 26, 2005, reporting, under
          Item 7 and 12, 2004 financial results.

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers.

Four copies of the Registrant's 2004 Annual Report to Security Holders will be furnished to the Commission for its information when it is sent to the security holders.

The Registrant's Proxy Materials for the 2005 Shareholders' Meeting have not yet been sent to the Security Holders. Copies of the Proxy materials will be furnished to the Commission for its information when they are sent to the security holders.

     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Northern Empire Bancshares

                     By /s/ Deborah A. Meekins
                     -------------------------
                     Deborah A. Meekins
                     President & Chief Executive Officer

                     Date:    March 8, 2005

                     By /s/ Jane M. Baker
                     ---------------------
                     Jane M. Baker
                     Chief Financial Officer

                     Date:    March 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.










/s/ Dennis R. Hunter                        Date   March 8,2005
--------------------
Dennis R. Hunter
Chairman of the Board of Directors

/s/ James B. Keegan, Jr.                    Date   March 8,2005
------------------------
James B. Keegan, Jr.
Vice Chairman of the Board of Directors


/s/ Patrick R. Gallaher                     Date   March 8,2005
-------------------------
Patrick R. Gallaher,
Secretary and Director

/s/ Clement C. Carinalli                    Date   March 8, 2005
------------------------
Clement C. Carinalli,
Director

/s/ William E. Geary                        Date   March 8, 2005
--------------------
William E. Geary,
Director






                           Exhibit 31.1

                            Certification

I, Deborah A. Meekins, certify that:

1. I have reviewed this annual report on Form 10K of Northern Empire
   Bancshares;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c. disclosed in this report any change in the registrant's control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

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

Date: March 8,2005




      Signature /s/ Deborah A. Meekins
               -----------------------
               Deborah A. Meekins
               President & Chief Executive Officer




Exhibit 31.2

Certification

I, Jane M. Baker, certify that:

1. I have reviewed this annual report on Form 10K of Northern Empire
   Bancshares;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c. disclosed in this report any change in the registrant's control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

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


Date: March 8, 2005

      Signature /s/ Jane M. Baker
                -------------------
                Jane M. Baker
                Chief Financial Officer






                   Exhibit 32

                   CERTIFICATION



The undersigned each certify that:

1. They are the duly appointed Chief Executive Officer and Chief
   Financial Officer, respectively, of Northern Empire Bancshares, a California Corporation ("the Company"); and

2. To her best knowledge and belief, the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and to which the Certification is attached as Exhibit 32, fully complies with the requirements of Sections 13(a) or 15(d) of the Securities and Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the Financial condition and results of operations of Northern Empire Bancshares.

Date:     March 8, 2005


/s/ Deborah A. Meekins                    /s/ Jane M. Baker
----------------------                   --------------------
Deborah A. Meekins                         Jane M. Baker
President & Chief Executive Officer       Chief Financial Officer