Form 10-K/A
period 2004-12-31
NORTHERN EMPIRE BANCSHARES
filed 2005-04-29
CIK 746253

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-K/A
                       AMENDMENT NO. 1

     [X]  ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 2004

     [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________to__________

                  Commission File Number 2-91196(1)

                  NORTHERN EMPIRE BANCSHARES
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

 CALIFORNIA                                    94-2830529
-------------------------------     -----------------------------
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X    No_____.
       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  Yes   X    No ___
       State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $173,209,000 as of June 30, 2004. Shares held by directors and executive officers have been excluded from the foregoing calculation in that such persons may be deemed to be "affiliates." Such determination of affiliate status is not necessarily a conclusive determination for other purposes.
       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 9,854,067 shares, as of February 15, 2005.

              DOCUMENTS INCORPORATED BY REFERENCE:
                       Not Applicable.

(1) Registrant filed a registration statement, on Form S-1, under File Number 2-91196, and the Post Effective Amendment No. 8 to the registration statement was declared effective on November 23, 1988.



EXPLANATORY NOTE: Northern Empire Bancshares is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2004, as filed on March 15, 2005, for the following purposes:

           1. As permitted by Securities and Exchange Commission Exemptive Order #34-50754 issued on November 30, 2004, to amend and restate Item 9A of Form 10-K to include management's report on internal control over financial reporting and the attestation report of the Company's auditors on management's assessment and the effectiveness of internal control over financial reporting. In connection with the foregoing, this Amendment No. 1 also includes,
                 (a) Exhibit 23.1, the Consent of Moss Adams LLP, independent registered public accounting firm, with respect to its attestation report, and
                  (b)  Exhibits 31.1 and 31.2, the officer certifications
                       (pursuant to Section 302 of the Sarbanes-Oxley
                       Act of 2002), as amended to include the language previously omitted pursuant to Securities and Exchange Commission Exemptive Order #34-50754



                   2. To amend and restate Item 12 of Form 10-K to correct an inadvertent error made in the filing of the Form 10-K on March 15, 2005 regarding the number of shares beneficially owned by Mr. James B. Keegan, Jr., a director of the Company. The Form 10-K filed on March 15, 2005 stated that the number of shares beneficially owned by Mr. Keegan as of December 31, 2004 was 179,624 shares, constituting 1.7% of the Company's outstanding shares. The number of shares owned by Mr. Keegan as of December 31, 2004 was 208,953 shares, constituting 2.0% of the Company's outstanding shares , and this correction has been made in this Amendment
                       No. 1. The number of shares beneficially owned by the directors and executive officers of the Company as a group and their aggregate percentage ownership have also been corrected to reflect the correct number of shares beneficially owned by Mr. Keegan.

Because no financial statements are being filed with this Amendment No. 1, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Amendment No. 1 to Form 10-K does not modify or update any other information in or exhibits filed with the Form 10-K filed on March 15, 2005.


                               PART III

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

Management Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities and Exchange Commission Rule 15d-15(f) under the Exchange Act of 1934.

The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits and other management testing.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, using the criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Moss Adams LLP, the independent registered public accounting firm who audits the Company's consolidated financial statements, as stated in their report on the following page, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

/s/ Deborah A. Meekins
-------------------------
Deborah A. Meekins
President & Chief Executive Officer


/s/ Jane M. Baker
---------------------------
Jane M. Baker
Chief Financial Officer

April 15, 2005


Attestation Report of Registered Public Accounting Firm


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Northern Empire Bancshares and Subsidiary

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Northern Empire Bancshares and Subsidiary (Northern Empire Bancshares or the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Northern Empire Bancshares maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Northern Empire Bancshares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northern Empire Bancshares as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated
January 21, 2005, expressed an unqualified opinion thereon.


/s/ Moss Adams LLP

Santa Rosa, California
April 15, 2005


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


                                 Number of Shares
Name                            Beneficially Owned             Pct
--------------------            -------------------           -----
Clement C. Carinalli                  171,525   (1)            1.7 %
Kevin Carinalli                       258,964   (2)            2.5
Patrick R. Gallaher                   179,817   (3)            1.7
William E. Geary                      385,444   (4)            3.7
Dennis R. Hunter                      292,862   (5)            2.9
James B. Keegan, Jr.                  208,953   (6)            2.0
Deborah A. Meekins                    359,348   (7)            3.5
Robert V. Pauley *                    311,237   (8)            3.0
David Titus                            69,586   (9)            0.7
Michael Wright                          6,300  (10)            0.1
JoAnn Barton                           72,751  (11)            0.7
Jane M. Baker                          32,590  (12)            0.3
Larry V. Sorensen                      13,546  (13)            0.1
Directors and Executive Officers
 as a group (13 persons)            2,362,923                 22.9 %

     *   Mr. Pauley passed away on February 18, 2005

  (1) Does not include options for 25,000 shares which were assigned by Mr. Carinalli in 2004 to family members.
  (2) Including 6,250 shares issuable to Mr. Carinalli upon the exercise of stock options exercisable within 60 days and 8,122 shares held as custodian for his minor children.
  (3) Including 25,000 shares issuable to Mr. Gallaher upon the exercise of stock options exercisable within 60 days and 154,817 shares held in Mr. & Mrs. Gallaher's trust.
  (4) Including 25,000 shares issuable to Mr. Geary upon the exercise of stock options exercisable within 60 days, 76,573 shares held in Mr. Geary's profit sharing plan, 261,653 shares held in Mr. & Mrs. Geary's trusts and 22,218 shares held in a trust account for which Mr. Geary serves as trustee but does not have a beneficial interest.
  (5) Including 92,694 shares held in trust accounts for which Mr. Hunter serves as trustee but does not have a beneficial interest and 117,717 shares held by Redwood Equities, LLC.
      Does not include options for 30,000 shares which were assigned by Mr. Hunter to a family member.
  (6) Including 30,000 shares issuable to Mr. Keegan upon the exercise of stock options exercisable within 60 days, 47,781 shares in Mr. & Mrs. Keegan's trust, 110,922 shares held by Keegan & Coppin Company, Inc., 20,204 shares held by the Keegan & Coppin Profit Sharing Plan.
  (7) Including 240,211 shares issuable to Ms. Meekins upon the exercise of stock options exercisable within 60 days and 119,137 held in Ms. Meekins' trust.
  (8) Including 25,000 shares issuable to Mr. Pauley upon the exercise of stock options exercisable within 60 days.

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

The business address of each of the above individuals is c/o Northern Empire Bancshares, 3558 Round Barn Boulevard, Suite 300, Santa Rosa, CA 95403.




                            PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

     The following are the exhibits filed with this Amendment No.1 to Form 10-K:


       23    Consent of Independent Registered Public Accounting Firm

       31.1 Rule 13a-14(a)/15d-14(a) Certification by President and Chief Executive Officer

       31.2  Rule 13a-14(a)/15d-14(a) Certification by Chief Financial
             Officer





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




                        Northern Empire Bancshares

                         By /s/ Deborah A. Meekins
                         -------------------------
                         Deborah A. Meekins
                         President & Chief Executive Officer

                         Date: April 28, 2005

                         By /s/ Jane M. Baker
                         ---------------------------
                         Jane M. Baker
                         Chief Financial Officer

                         Date: April 28, 2005




Exhibit 23


      CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Northern Empire Bancshares and Subsidiay

We consent to the incorporation by reference in Northern Empire Bancshares' and Subsidiary Registration Statement on Form S-8 (No. 333-33076) of our report dated January 21, 2005 with respect to the consolidated balance sheets of Northern Empire Bancshares and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three years ended December 31,2004, and our report dated April 15, 2005, with respect to Northern Empire Bancshares' management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which reports are included in this amended annual report on Form 10-K/A of Northern Empire Bancshares for the year ended December 31, 2004.


/s/ Moss Adams, LLP

Santa Rosa, California
April 27, 2005









                  Exhibit 31.1 Certification
I, Deborah A. Meekins, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Northern Empire Bancshares;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

   a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

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

Date:  April 28, 2005
       Signature /s/ Deborah A. Meekins
                 ----------------------
                 Deborah A. Meekins
                 President & Chief Executive Officer





                          Exhibit 31.2

I, Jane M. Baker, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Northern Empire Bancshares;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

   a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

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

Date:  April 28, 2005
       Signature /s/ Jane M. Baker
                 ----------------------
                 Jane M. Baker
                 Chief Financial Officer