Form 10-Q
period 2005-03-31
NORTHERN EMPIRE BANCSHARES
filed 2005-05-10
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549

                       FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2005

          OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 2-91196


                  NORTHERN EMPIRE BANCSHARES
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

     California                                    94-2830529
--------------------------------                -------------------
(State or other jurisdiction                    (I.R.S. Employer
 of incorporation  or organization)              Identification No.)



       801 Fourth Street, Santa Rosa, California      95404
      -------------------------------------------------------
     (Address of principal executive offices)       (Zip code)


                            707-579-2265
      -----------------------------------------------------
      (Registrant's telephone number, including area code)


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

Yes   X    No ___

Indicate by check mark whether the registrant is an accelerated filer
(as defined in rule 12b-2 of the Exchange act).  Yes   X   No ___
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:  Common Stock, no par value. Outstanding shares as of
March 31, 2005:    9,860,857


                    PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


             NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

ASSETS                             March 31, 2005    December 31, 2004
                                    (unaudited)
Cash and equivalents:
  Cash and due from banks               $  23,377            $  21,006
  Federal funds sold                       98,245               95,498
                                       ----------           ----------
Total cash and equivalents                121,622              116,504
Investment securities available-for-sale    1,072                1,082
Federal Home Loan Bank
 (FHLB) stock, at cost                     10,994                9,020
Federal Reserve Bank stock, at cost           254                  254
Loans receivable, net                     986,870              938,104
Leasehold improvements and
 equipment, net                             2,702                2,709
Accrued interest receivable
 and other assets                          13,958               13,251
                                       ----------           ----------
Total assets                           $1,137,472           $1,080,924
                                       ==========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                             $  802,477           $  791,025
  FHLB Advances                           233,904              191,912
  Accrued interest payable
   and other liabilities                    6,981                8,109
                                       ----------           ----------



Total liabilities                       1,043,362              991,046
                                       ----------           ----------
Shareholders' equity:
  Common stock, no par value;
  authorized, 40,000,000 shares;
  shares issued and outstanding,
  10,354,089 at March 31, 2005 and
  10,346,770 at December 31,2004
  (March 31, 2005 and December 31,
  2004 have been restated for 5%
  stock dividend)                          47,341               47,302
  Additional paid-in-capital                7,681                7,681
  Accumulated other comprehensive
   income (loss)                              (17)                 (10)
  Retained earnings                        39,105               34,905
                                       ----------           ----------
Total shareholders' equity                 94,110               89,878
                                       ----------           ----------
Total liabilities and
shareholders' equity                   $1,137,472           $1,080,924
                                       ==========           ==========


     See Notes to Consolidated Financial Statements

            NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)





                                          Three months ended March 31,
(dollars in thousands,
 except per share data)                     2005            2004
Interest income:
  Loans                                   $ 15,949         $ 12,042
  Federal funds sold and
   investment securities                       706              249
                                           -------          -------
Total interest income                       16,655           12,291
Interest expense                             5,471            3,333
                                           -------          -------



Net interest income before
 provision for loan losses                  11,184            8,958
Provision for loan losses                      525              225
                                           -------          -------
Net interest income after
 provision for loan losses                  10,659            8,733
                                           -------          -------
Other income:
  Service charges on deposits                  128              128
  Gain on sale of loans                        512              451
  Other                                        203              396
                                           -------          -------
Total other income                             843              975
                                           -------          -------
Other expenses:
  Salaries and employee benefits             2,616            2,413
  Occupancy                                    424              306
  Equipment                                    254              201
  Business development,
   advertising and donations                   191              143
  Outside customer services                     77               93
  Shareholder & director expenses              115               59
  Deposit and other insurance                  129              111
  Professional fees                            212              104
  Other                                        368              321
                                           -------          -------
Total other expenses                         4,386            3,751
                                           -------          -------
Income before income taxes                   7,116            5,957
Provision for income taxes                   2,916            2,376
                                           -------          -------
Net income                                 $ 4,200          $ 3,581
                                           =======          =======
Earnings per common share                  $  0.41          $  0.36
                                           =======          =======
Earnings per common share
 assuming dilution                         $  0.39          $  0.31
                                           =======          =======



     See Notes to Consolidated Financial Statements


               NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                        Three months ended March 31,
(dollars in thousands)
                                              2005             2004
Cash flows from operating activities:
  Net income                              $  4,200         $  3,581
  Adjustments to reconcile net income
  to net cash from operating activities:
    Provision for loan losses                  525              225
    Depreciation and amortization              195              139
    FHLB Stock dividends                      (115)            (165)
    Change in deferred income taxes            553                -
    Gain on sale of loans                     (512)            (451)
  Changes in operating assets
    and liabilities:
    Change in deferred loan fees
     and discounts                              53               58
  Change in interest receivable
   and other assets                         (1,260)            (870)
  Change in accrued interest payable
   and other liabilities                    (1,348)           2,385
                                          --------         --------
Net cash provided by operating activities    2,291            4,902
                                          --------         --------
Cash flows from investing activities:
  Proceeds from maturity of available
   for sale securities                           3                5
  Purchase of FHLB stock                    (1,859)            (879)
  Net increase in loans receivable         (48,611)         (42,876)
  Purchase of leasehold improvements
   and equipment, net                         (188)            (140)
Net cash used by investing activities      (50,655)         (43,890)
Cash flows from financing activities:
  Net change in deposits                    11,452           29,924
  Net change in FHLB advances               41,991           19,992
  Proceeds from exercise of stock options       39              406
                                          --------         --------
Net cash from financing activities          53,482           50,322
                                          --------         --------
Net change in cash and cash equivalents      5,118           11,334
Cash and cash equivalents,
 at beginning of year                      116,504           94,574
                                          --------         --------
Cash and cash equivalents,
 at end of period                         $121,622         $105,908
                                          ========         ========
Supplemental cash-flow information:
Interest paid                             $  5,226         $  3,189
                                          ========         ========
Income taxes paid                         $  3,950         $      2
                                          ========         ========
     See Notes to Consolidated Financial Statements

            Northern Empire Bancshares and Subsidiary
            Notes to Consolidated Financial Statements

                            March 31, 2005


Note 1 - Basis of Presentation

The unaudited financial information contained in this report reflects all adjustments which, in the opinion of Management, are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at March 31, 2005 and the results of operations for the three months then ended. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2005.

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

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2004 Annual Report on Form 10-K.


Note 2 - Net Income per Common and Common Equivalent Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding, which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Corporation's common stock throughout the period adjusted for the impact of the 5% stock dividends declared on March 22, 2005 and March 16, 2004. Earnings per share on a diluted basis are calculated based on the average number of shares outstanding including options at the time. There was a substantial reduction in the number of options in November 2004. The Corporation's EPS data is as follows:



                                            For the three                         For the three
                                             months ended                          months ended
                                           March 31, 2005                        March 31, 2004
                               ---------------------------------    --------------------------------
                                                             Per                                 Per
                                  Income/        Shares/   Share      Income/        Shares/   Share
                                Numerator    Denominator  Amount    Numerator    Denominator  Amount
                               ----------    -----------  ------    ---------    -----------  ------
Net Income                     $4,200,000                          $3,581,000
                               ==========                          ==========
EPS-Income available
 to common stockholders        $4,200,000     10,348,724   $0.41   $3,581,000    10,017,092    $0.36
                               ==========                          ==========
Effect of Dilutive
 Securities- Stock
 Options                                         429,562                          1,547,806
                                              ----------                         ----------
EPS assuming dilution-
 Income available to
 common stockholders
 plus assumed conversion       $4,200,000     10,778,286   $0.39   $3,581,000    11,564,898    $0.31
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

As of December 31, 2002, the Company adopted the disclosure requirements of SFAS 148, Accounting for Stock Based Compensation, which amends accounting principals Board ("APB") No. 25 by adding to the list of disclosures to be made for interim periods.

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




                                  For the three months ended March 31,
(In thousands)                                    2005           2004
                                                ------         ------
Net Income for the period                       $4,200         $3,581
Compensation expense, net of tax effect             33             18
                                                ------         ------
Proforma net income                             $4,167         $3,563
                                                ======         ======
Proforma earnings per common share               $0.40          $0.36
Proforma earnings per common share,
 assuming dilution                               $0.39          $0.31

No options were granted in the first quarter of 2005 or 2004.


Note 4 - Comprehensive Income

The Corporation's total comprehensive earnings presentation is as follows:

                                   For the three months ended March 31,
(In thousands)                                    2005           2004
                                                ------         ------
Net Income                                      $4,200         $3,581
                                                ------         ------
Other Comprehensive income (loss):
  Change in unrealized holding gain (losses)
   arising during the period                       (25)            (3)
Income tax benefit (expense)                        18              1
                                                ------         ------
Net Other Comprehensive income (loss):              (7)            (2)
                                                ------         ------
Comprehensive income                            $4,193         $3,579
                                                ======         ======




Note 5 - Common Stock Dividend

On March 22, 2005 the Board of Directors declared a 5% stock dividend payable on May 31, 2005 to shareholders of record on May 2, 2005. Retained earnings have not been adjusted for the impact of the stock dividend; however, common stock and the earnings per share amounts have been adjusted for the impact of the stock dividend.



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

The Allowance for Loan Losses represents management's estimate of probable losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is reviewed monthly and is based on allocations for each loan category (e.g. Real Estate, Commercial) plus an allocation for any outstanding loans which have been classified and are on the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition to the allocated component, there is an unallocated component. The unallocated component incorporates management's judgment of the inherent risks in the portfolio based on: historical loan loss experience, loan concentrations, evaluations made by regulatory agencies and our outside consultants, and assessment of economic conditions. The allocated and unallocated components represent the total allowance for loan losses that management estimates is adequate to cover losses inherent in the loan portfolio.

Changes in the estimate related to the allowance for loan losses can materially affect net income. The process of determining the allowance requires us to make assumptions regarding the inherent losses which are highly uncertain, requires a high degree of judgment; and is impacted by regional, national and global economic trends. Different assumptions regarding possible future economic conditions could have been used and may have had a material impact on the provision for loan losses and on the consolidated results of operations.

Forward-looking statements
The discussion of certain matters in this report may constitute "forward-looking statements" as defined in section 27A of the Securities Act of 1933, and section 21E of the Securities Exchange Act of 1934, which include statements such as projections, plans, objectives and assumptions about the future, and such forward looking statements are subject to the safe harbor created by these sections. Although the Corporation and the Bank have based their plans and projections on certain assumptions, there can be no assurances that such assumptions will be correct, or that their plans and projections can be achieved. Many factors, risks and uncertainties could cause the actual results, amounts or events to differ materially from those the Corporation and the Bank expect to achieve or occur. Such factors, risks and uncertainties include, but are not limited to the following:

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

Summary of Financial Results

Total consolidated assets of $1,137,472,000 at March 31, 2005, grew $56.5 million during the first quarter compared to $1,080,924,000 at December 31, 2004. Net loans increased $48.8 million in the first quarter of 2005. Cash and equivalents increased $5.1 million during the first quarter.

The net income after tax for the first three months of 2005 equaled $4,200,000 compared to $3,581,000 for the comparable period of 2004, an increase of 17.3%. Increased profit resulted primarily from growth in net interest income due to loan growth.

Net Interest Income

Net interest income (before the provision for loan losses) of $11,184,000 for the first quarter of 2005 increased 24.8% from $8,958,000 for the comparable period last year. This increase in net interest income resulted primarily from volume increases of $233.1 million in average earning assets for the current quarter compared to the first quarter of 2004. Average investments, average funds held in interest bearing accounts and average Fed Funds investments increased $22.9 million during the first quarter of 2005. Average interest bearing deposits for the first quarter increased $110.7 million over the same period last year and average borrowings with the Federal Home Loan Bank increased $81.1 million.

The net interest margin equaled 4.19% during the first quarter of 2005 compared to net interest margin for the first quarter of 2004 of 4.25% and 4.20% for the year ended December 31, 2004. The yield on average loans equaled 6.65% in the first quarter compared to 6.36% for the same period last year, while the Bank's cost of funds increased to 2.39% for the first quarter of 2005 from 1.82% for the first quarter of 2004.

Several factors impact the Bank's interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loan and earning assets, non-accrual loan balances and mix of deposits and other funding sources.

* Changes in Market Interest Rates

Changes in economic conditions and the actions of Federal Reserve Board to increase or decrease the Fed Funds and Discount rates have a direct impact on the Bank's net interest margin since prime rate and other market indices generally move in response to Federal Reserve Board actions. During 2004 prime rate increased to 5.25% at year end. During the first quarter of 2005 prime rate has increased 50 basis points to 5.75%. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The full impact of rate changes on the Bank's earnings are not realized for several months, since not all loans or deposits reprice immediately. The majority of SBA loans is tied to the prime rate and reprice on a calendar quarter basis. The Bank also has adjustable rate loans, mainly commercial real estate loans, which are tied to a variety of indices including the Eleventh District Cost of Funds Index (COFI), LIBOR, the six-month constant maturity treasury (CMT) and the five-year CMT. Each of these indices reacts to changes in market interest rates at different speeds and magnitudes. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise and benefits interest margin as rates decline.

Of the Bank's loan portfolio totaling $996.8 million at March 31, 2005, $544.2 million or 54.6% of total loans were adjustable rate loans which had not reached a floor or ceiling rate. Of that total, approximately $327.7 million were prime-based loans, of which $102.8 million reprice when prime changes and $224.9 million reprice on a quarterly basis.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. The current relatively low rates offered on deposits makes them less attractive to depositors. The Bank has also experienced an increase in loan payoffs as borrowers have refinanced their existing loans with loans at more attractive rates.

Interest rates offered on deposits have increased due to an increasing interest rate environment. The Bank has responded to the highly competitive rate environment by increasing rates, especially savings and
certificate of deposit rates.    The Bank had $112.7 million in Sonoma
Investor Reserve accounts (money market rate deposit accounts) at March 31, 2005. The cost of these deposits equaled 1.43% during the first quarter of 2005 and 1.08% for the first quarter last year.

The Bank had $519.8 million in time certificates of deposits. These accounts reprice at the time the certificate matures which delays the impact for rising interest rates. The Bank has offered competitive market rates for deposits when compared to other financial institutions in our area. The cost of time deposits equaled 2.65% for the first quarter of 2005 compared to 2.35% in the first quarter of the preceding year.

* Level of Loans Relative to Deposits

The Bank's ratio of loans-to-deposits increased to an average of 122.0% in the first quarter of 2005 compared to 114.1% for the same period last year. An increase in the loan-to-deposit ratio generally results in an increase in net interest margin.

* Mix of Loans and Earning Assets

Changes in the mix of loans also impact the Bank's interest margin. The largest loan growth occurred in real estate mortgage loans growing to $705.2 million at this quarter end from $663.6 million at December 31, 2004. The yield on this category was 6.65%, which equaled the yield on the entire loan portfolio for the quarter. The Bank has developed new loan products tied to US Treasury and LIBOR index with other favorable terms to attract new loan volume. Loan volume has increased as a result of these new products and the Bank's competitive rate structure.

Construction loans were relatively unchanged at $42.1 million at the end of this quarter compared to $41.1 million at December 31, 2004. During the first quarter construction lending activity remained strong. Residential construction lending continues to benefit from competitive and continued low rates on residential mortgages. The Bank's Construction loans yielded 7.45% in the first quarter compared to 7.48% for the first quarter of last year. Construction loans generally have higher yields than other real estate loans. General economic conditions greatly influence the demand for construction loans and there are no guarantees that the current level of construction lending will continue.

SBA loans totaling $224.3 million at March 31, 2005, which generally are secured by real estate, are classified as commercial loans. Commercial loans totaled $243.5 million at March 31, 2005 compared to $236.7 million at December 31, 2004. Under the SBA's 504 program 55% of the loan is funded by the Bank compared to 100% of loan amount under the 7(a) program. The 504 loans also carry additional risks since the Bank's loan amount is not guaranteed by the SBA; however, this is mitigated by the lower loan to collateral value ratio of approximately 50%. Under the current 7(a) program the maximum guaranty amount was increased to $1.5 million last year, providing for a $2 million limit on each 7 (a) loan. The 7 (a) loan program was approved at an authorization level of $16.5 billion last year. This provides for a more stable loan program as it eliminates the appropriation battles that have historically hampered the program resulting in periodic caps and program shut downs. The zero subsidy was achieved by increasing borrower and bank fees. Budget funds are no longer appropriated to fund the program, hence there is a zero subsidy from the government. Should the default rates within the program increase dramatically, the borrower and bank fees could rise, thereby impacting the profitability of the program for the Bank. Additional government actions may further alter the SBA program, which could have a negative impact on the Bank's profits.

Economic conditions and competition have impacted the mix of loans. The increasing interest rate environment has resulted in higher rates on loans. The structure of the variable interest rate loans determines how often and how rapidly interest rates increases on loans. Refinancing activity continues to be strong as borrowers seek loan products which will reduce their interest cost during an increasing rate environment. The Bank offers loan products tied to prime rate, U.S. Treasury rates or LIBOR which may have lower interest rates at the time of funding but reprice at a faster rate than loans tied to COFI. The Bank continues to experience strong competition for loans, which has resulted in lower loan pricing in the market place, which impacts the Bank's offering rates on new loans and negatively impacts the Bank's net interest margin.

* Non-Accrual Loan Balances

Loans which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of March 31, 2005, the Bank had $292,000 in non-accrual loans or 0.03% of total loans compared to $311,000 at December 31, 2004. When a non-accrual loan pays off, or is reinstated to accrual status, the interest income is reinstated to income which has a positive effect on loan yields. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

* Mix of Deposits and Other Funding Sources

The mix of funding sources determines the cost of funds for the Bank. Certificates of deposit reprice at the time the certificate matures, which delays the impact to the Bank's cost of funds in a upward interest rate market. Sonoma Investor Reserve accounts are repriced weekly at the discretion of the Bank. The impact of increasing interest rates is more immediate since all balances will earn at the higher rates at the time of a rate change. Competition also is a factor in the repricing of certain deposit products. In an increasing rate environment deposit rates are monitored to be competitive in the market place to retain existing deposits and when liquidity is needed higher rates are offered to attract new deposits to fund growth. The Bank also has a borrowing line with the Federal Home Loan Bank (FHLB) which has been used as a source of funding balance sheet growth and liquidity. The initial borrowing rates are generally below rates offered on certificates of deposits and the Bank has increased the use of this line as a way to reduce our cost of funds. During the first quarter of 2005, the Bank increased borrowed funds from the FHLB by $42 million. The cost of variable rate advances was generally 100 basis points below the current offering rate on deposits of similar term.


Interest expense increased to $5,471,000 in the first quarter of 2005 from $3,333,000 in the first quarter of 2004. A major factor was the increase in funds borrowed from the FHLB to fund loan growth and the increase in the cost of these prime based advances to 2.70% in this quarter from 1.31% for the same period last year. In addition, the average cost of interest bearing deposits increased to 2.30% from 1.93% when comparing the first quarter of this year to the first quarter of last year. The following is an analysis of the net interest margin:




                       Three months ended        Three months ended
                       March 31, 2005            March 31, 2004
(dollars in thousands)
                       Average          Yield/   Average          Yield/
                       Balance  Interest  Cost   Balance  Interest  Cost
Earning assets (1)  $1,081,289   $16,655 6.25%  $848,211  $12,291  5.83%
Interest bearing
 liabilities           928,742     5,471 2.39%   736,985    3,333  1.82%
                                 -------                   ------
Net interest income              $11,184                   $8,958
                                 =======                   ======
Net Interest income
 to earning assets                       4.19%                     4.25%
                                         ====                      ====

(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three months ended March 31, 2005 and 2004. Changes not solely attributable to rate or volume have been allocated to rate.




                             For the three months ended March 31, 2005
                                          over March 31, 2004
(dollars in thousands)
                                                       Yield
                                            Volume     /Rate    Total
                                            ------     ------   ------

Increase (decrease)
 in interest income:
  Portfolio loans                           $3,427       $480   $3,907
  Investment securities and other
   interest bearing investments                 41         16       57
  Federal funds sold                            41        359      400
                                            ------     ------   ------
Total increase (decrease)                    3,509        855    4,364
                                            ------     ------   ------
Increase (decrease) in interest expense
  Interest-bearing transaction accounts         61        226      287
  Time deposits                                510        357      867
  Other borrowings                             261        723      984
                                            ------     ------   ------
Total increase (decrease)                      832      1,306    2,138
                                            ------     ------   ------
Increase (decrease) in net interest income  $2,677      ($451)  $2,226
                                            ======     ======   ======



Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2005, amounted to $525,000 compared to $225,000 in the first quarter of last year. The provision was based upon the overall growth in loans and nonperforming loans at the end of the current quarter. For further discussion see Allowance for Loan Losses.

Non-Interest Income

Other income is derived primarily from service charges, SBA loan sales, SBA loan servicing and sales of other real estate owned. Other income decreased to $843,000 from $975,000 when comparing the first quarter of 2005 to the same period last year. The majority of the decrease results from a gain on the sale of other real estate owned which equaled $183,000 in the first quarter of 2004 compared to no sales in this quarter.


The following table sets forth non-interest income by category for the periods indicated.

(in thousands)                           Three months ended March 31,
                                             2005             2004
                                             ----             ----
Gains on loan sales                          $512             $451
Service charges on deposits                   128              128
Other Service charges                          56               49
Loan servicing fees                           105               97
Income on insurance policies                   24               34
Gain on OREO sales                              -              183
Other                                          18               33
                                             ----             ----
Total Other Income                           $843             $975
                                             ====             ====

The increase in gains on the sale of the guaranteed portion of SBA loans results from the increase in the volume of loan sales with $4.5 million sold in the first quarter of this year compared to $4.0 million in the first quarter of 2004. The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The premiums on loan sales received in the first quarter of 2005 increased over those received during the first quarter of last year. The average percent gain on sales in the first quarter of 2005 equaled 11.5% compared to 11.4% for the first quarter of 2004. Premium on loan sales are market driven based upon factors such as rate of prepayments of SBA loans experienced throughout the country and there is no guarantee that premiums will continue at the current level.

SBA servicing fees are based on loan payments and payoffs received on the sold potion of SBA loans, and therefore, vary from quarter to quarter. The Bank's average SBA loan portfolio serviced was $53.8 million in the first quarter of 2005 compared to $49.2 million for the same period last year. The serviced portfolio reflects SBA loan payoffs and volume of new sales during the period.

There can be no assurances that the SBA program will continue to generate significant amounts of other non-interest income in the future. The governmental actions may alter the SBA program at any time, which could have a negative impact on the Bank's profits.

The Bank did not hold any OREO property during the first quarter of 2005 and therefore there were no OREO sales during this quarter. During the first quarter of 2004 the Bank took possession of property as a result of a loan foreclosure. This property was sold at a gain of $183,000 during the first quarter of 2004.

Non-Interest Expenses

For the first quarter of 2005, non-interest expense totaled $4,386,000, an increase of 17.0%. The following table outlines the components of non-interest expense for the periods indicated:



(In thousands)                Quarters Ended March 31,    Percentage
Expense Item                       2005           2004        Change
                                 ------         ------        ----
Salaries & Employee Benefits     $2,616         $2,413         8.4%
Occupancy                           424            306        38.6
Equipment                           254            201        26.4
Advertising/Business
 Development/Donations              191            143        33.6
Outside Customer Services            77             93       (17.2)
Director & Shareholder expenses     115             59        94.9
Deposit and Other Insurance         129            111        16.2
Postage & courier expenses          101             81        24.7
Professional Fees                   212            104       103.8
Stationery & Supplies                75             67        11.9
Telephone expense                    51             41        24.4
Loan expenses                        19             54       (64.8)
Other                               122             78        56.4
                                 ------         ------        ----
TOTAL                            $4,386         $3,751        17.0%
                                 ======         ======        ====


Most of the Bank's expense categories increased as a result of Bank expansion. The San Rafael branch opened in the third quarter of 2004 and the Walnut Creek branch opened this April. Petaluma and Concord branch locations are currently in process of construction. The Bank also relocated its lending functions and certain administrative departments to a larger location in Santa Rosa during the second quarter last year and also expanded the operations center's premises in mid 2004. In addition to those mentioned below, increases in postage & courier, stationery & supplies and telephone expenses grew due to the Bank's expansion.

The increase in salaries and employee benefits results primarily from an increase in staff with the Bank's full time equivalent (FTE) staff positions increasing to 155 for March 2005 compared to 141 for March 2004. The increase in staff is mainly caused by new staff hired for the new branches. Personnel costs are also affected by annual salary increases, incentives based upon production goals and changes in insurance and benefit costs.

Occupancy expenses increased due to the expansion discussed above. Occupancy expenses will continue to increase as and if the Bank continues to expand. Growth in equipment costs was also caused by Bank expansion. The Bank continues to upgrade computer equipment, which should result in an increase in these costs. In 2004, the Bank purchased equipment for imaging of bank documents and customer checks which has resulted in operational efficiencies and better service for our customers.

Advertising, business development and donations increased due to expansion to new locations which required additional publicity.

Regulatory assessments and FDIC insurance costs grew due to the increase in deposits. There is no assurance that regulatory assessments will continue at the current low level. The cost of other insurance was higher due to increases in coverage and insurance rates.

Professional fees significantly increased in legal, consulting costs for our internal controls review, and accounting costs associated with SEC reporting and compliance with new regulations, such as the Sarbanes Oxley Act. Audit or review services are contracted by the Audit Committee and are performed on a varying schedule with most of the audit fees occurring during the first quarter. Professional fees were incurred as part of the preparation of the application filed with NASDAQ for the listing of the Company's common stock on the NASDAQ National Market. It is expected that the cost of professional services will continue to increase with the expansion of the Bank.

Outside customer services vary depending upon the costs incurred by analysis customers. The Bank pays for certain direct costs (i.e.: payroll services, escrow fees, etc.), which are included in non-interest expense. These costs are based upon the depositor using the analysis system. The analysis customer receives earnings credits based upon their deposit account balances, which can be used to offset these charges. The customer is charged a bank service fee if their earnings credits do not cover the costs. With the lower interest rate environment, the earnings credit rate is low and as a result our customers have the option of paying for covered services, or increasing their average balances to increase the earnings on their accounts. These expenses vary depending upon the cost of services incurred by the analysis customers.

Shareholder and director expenses were impacted by the addition of two new Bank directors in March of 2004 after the resignation of a director at the end of 2003. In comparison, expenses in this category during the first quarter of 2003 equaled $94,000, dropped to $59,000 in the first quarter of 2004 and increased to $115,000 in this quarter. Included in this category are directors' fees for attending Board, Loan Committee, ALCO, Executive Committee and Audit Committee meetings. The cost of the Corporation's annual report, transfer agent fees and other costs of communicating with shareholders are also included in this expense category.

Loan expenses vary depending upon the level of problem loans and the use of contracted loan services to assist staff during periods of high loan production. The Bank generally charges for direct costs associated with loan originations. Due to the low level of problem loans during this quarter, these costs were minimal. The Bank also had adequate staff to handle the loan volume during this quarter, which reduced the need for contracted services.

Income Taxes

The effective tax rate was 41.0% for the first quarter of 2005, compared to 39.9% for the first quarter of last year. The increase was partially caused by the higher federal tax rate due to the Bank's level of income.

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

Cash and due from banks, federal funds sold and interest bearing deposits totaled $121.6 million or 10.7% of total assets at March 31, 2005, compared to $116.5 million or 10.8% of total assets at December 31, 2004. The Bank sold $4.5 million in SBA loans during the first quarter of 2005. The Bank also increased borrowings from the Federal Home Loan Bank by $42 million. Bank deposits increased 1.4% to $802.5 million during the first quarter of 2005. The Bank has offered and continues to offer special rates on time deposit promotions to attract new deposits to contribute to projected loan growth. Management used borrowing from the FHLB to fund loan growth at favorable rates as compared with current rates offered on time deposits.

The Bank considers the unsold guaranteed portion of 7(a) SBA loans as a secondary source of liquidity. There is an established market for these loans and a sale transaction can typically be completed within 30 days. As of March 31, 2005, the Bank held $152.7 million in SBA guaranteed loans which could be sold for additional liquidity.

At March 31, 2005, the Bank had unused federal funds lines of credit totaling $26,000,000. The Bank also has a credit line with the Federal Home Loan Bank which is based upon the value of collateral (investments and loans). At March 31, 2005, the Bank had collateral pledged which would allow the Bank to borrow up to $288.8 million. The FHLB will permit the Bank to borrow up to 35% of the Bank's total assets provided that adequate collateral has been pledged to the FHLB. At March 31, 2005, the Bank had borrowed $233.9 million, which left $54.9 million available to borrow. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency. At March 31, 2005, the Corporation had non-interest and interest bearing cash balances of $10.7 million, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the first quarter of 2005, deposits increased to $802.5 million compared to $791.0 million at the end of the year.
The following table outlines the components of deposits on the dates indicated:

(in thousands)
                                 March 31, 2005       December 31, 2004
                                 --------------       -----------------
Non-interest bearing
 demand deposits                        $80,472                $72,156
Interest bearing
 transaction accounts                   202,195                210,959
Time certificates, $100,000
  and over                              232,928                228,838
Other time certificates                 286,882                279,072
                                       --------               --------
                                       $802,477               $791,025
                                       ========               ========

Demand deposits and interest bearing transaction account balances vary depending upon the activity of customers. Approximately 51% of these accounts are business accounts which tend to be more volatile than consumer deposits. During the first quarter, a large depositor withdrew over $10 million, which accounts for the decline in transactions accounts. Money market accounts, which are included in interest bearing transactions accounts, have been very competitively priced by Bank competitors. The money market account is a limited transaction account with a discretionary rate set by management. The Bank has tried to remain competitive without offering the highest rates, which has made retention of these accounts more challenging as market rates have increased over this quarter. The Bank offered a new saving product at a more competitive rate and was successful in attracting new money into that account. Many depositors continue to retain funds in transaction accounts rather that locking in time certificate rates even though rates on time certificates have improved due to the increasing interest rate market. These funds are also more volatile and fluctuate during various business cycles.

Certificates of deposit totaled $519.8 million at March 31, 2005 with a modest increase of 1.4% over $507.9 million at December 31, 2004. The Bank has offered time deposit promotions during this quarter. Competition has increased with a new community bank opening this quarter and other competitors offering similar rates and products, which has made it more challenging to attract new deposits.

The interest rate environment and the increased competition have made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $986.9 million at March 31, 2005 compared to $938.1 million at December 31, 2004, increasing 5.2% during the first quarter. The following is an analysis of the loan portfolio.



Type of Loan
(in thousands)



                                         March 31,        December 31,
                                            2005               2004
                                          --------           --------
Real estate - mortgage                    $705,232           $663,620
Real estate - construction                  42,097             41,145
Commercial loans                           243,545            236,718
Consumer installment loans                   5,927              6,193
                                          --------           --------
                                           996,801            947,676
Deferred loan fees and discount               (907)              (852)
Allowance for loan losses                   (9,024)            (8,719)
                                          --------           --------
TOTAL                                     $986,870           $938,104
                                          ========           ========


The SBA loan program continues to be a popular program; however, competition remains very strong in our market areas. At March 31, 2005, total SBA (7a) guaranteed loans equaled $224.3 million, net of $54.1 million in SBA loans sold and being serviced by the Bank. The majority of the Bank's SBA loans are secured by real estate; however, they are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, except they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The 7(a) program is now operating at a zero subsidy thereby removing the budget considerations at the Federal government level. With a $16.5 billion dollar authorization level, the program will not be subject to any limitations on funding. Major changes to the default rates and subsequent subsidy calculation could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans which could be sold in the secondary market was $152.7 million at March 31, 2005 compared to $130.7 million at March 31, 2004.

The Bank continues to emphasize commercial and real estate lending. At March 31, 2005, 24.4% of the loans held for investment were commercial loans and 75.0% were commercial and residential real estate and construction loans, compared to 25.0% and 74.4% respectively at December 31, 2004. The Bank has continued to grow its commercial and commercial real estate portfolio through its reputation as an experienced business and real estate lender which facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-75% loan to value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand, a worsening of economic conditions or a natural disaster could potentially have an adverse impact on the value of collateral, on the loan portfolio, and on the financial condition of the Bank.

Construction loans have maintained at $42.1 million at March 31, 2005 up from $41.1 million at December 31, 2004. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.

The Bank offers residential equity lines of credit on a limited basis. The Bank has a small portfolio of consumer loans which equaled 0.6% of the total loan portfolio at March 31, 2005 and 0.8% at December 31, 2004.

Allowance for Loan Losses

The allowance for loan losses equaled $9,024,000 at March 31, 2005, compared to $8,719,000 at December 31, 2004. At March 31, 2005, the allowance for loan losses equaled 1.1% of loans (net of the guaranteed portion of SBA loans). The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At March 31, 2005, there were two borrowers on non-accrual totaling $292,000 with $264,000 of that amount collateralized by real estate and $198,000 of it also guaranteed by the SBA. There were no loans past due 90 days or more. Loans past due 30 to 89 days totaled $5,429,000, with $5,427,000 of that amount collateralized by real estate and $289,000 guaranteed by the SBA. At December 31, 2004, the Bank had $311,000 in non-accrual loans and $777,000 in loans past due 90 or more days and still accruing interest. Past due 30 to 89 days totaled $5,368,000 at December 31, 2004.

During the first quarter of 2005, there were no loans charged off and there were no recoveries on loans previously charged off. The Bank continues to have a low charge off experience compared to industry standards but there can be no assurances that this will continue or that the Bank will not experience loan losses. The following is an analysis of the activity in the allowance for loan losses during the quarter:



(In thousands)                                March 31, 2005
Balance - Beginning of period                         $8,719
Reclassification to other liabilities                   (220)
Provision for loan losses                                525
Charge offs                                                0
Recoveries                                                 0
                                                      ------
Balance - End of period                               $9,024
                                                      ======



Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At March 31, 2005, the Bank was considered "well capitalized." The capital ratios for the Bank and the Corporation are presented in the following table.


                     Sonoma National Bank    Northern Empire Bancshares
                     March 31, December 31,   March 31,  December 31,
                         2005         2004        2005          2004
Tier 1 leverage ratio     7.5%         7.6%        8.5%          8.6%
Tier 1 risk-based
  capital ratio           9.8%         9.7%       11.1%         11.1%
Total risk based
 capital ratio           10.9%        10.8%       12.2%         12.1%


The Corporation declared a 5% stock dividend on March 22, 2005 with a record date of May 2, 2005. Retained earnings in the financial statements have not been adjusted to include the impact of this stock dividend.


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


 Change in                Estimated          Estimated Change in
Interest Rate        Net Interest Income     Net Interest Income
(basis points)          (in thousands)         (in thousands)
+200                      $42,228                    ($700)
+100                       42,777                     (151)
Base Scenario              42,928                        -
-100                       42,914                      (14)
-200                       34,893                      498

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

The following schedule represents interest rate sensitivity profile as of March 31, 2005 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.


Balance Sheet
(in thousands)
                                           Over        Over   Non-rate
                             Through   3 months      1 year  Sensitive
                                   3    through     through    or Over
                              months     1 year     5 years    5 years        Total
                            --------   --------    --------   --------   ----------
Assets
Fed funds sold &
 certificates of deposit     $98,245                                        $98,245
Investment securities                                 1,072    $11,248       12,320
Loans (net of discounts)     466,279   $196,822     331,755      1,038      995,894
Non-interest-earning assets
(net of allowance for
 loan losses)                                                   31,013       31,013
                            --------   --------    --------   --------   ----------
                            $564,524   $196,822    $332,827    $43,299   $1,137,472
                            ========   ========    ========   ========   ==========

Liabilities &
 Shareholders' Equity
Time Deposits $100,000
  and over                   $73,354   $134,284     $25,290                $232,928
All other interest-bearing
 liabilities                 518,573    164,661      39,552       $195      722,981
Non-interest bearing
 liabilities                                                    87,453       87,453
Shareholders' Equity                                            94,110       94,110
                            --------   --------    --------   --------   ----------
                            $591,927   $298,945     $64,842   $181,758   $1,137,472
                            ========   ========    ========   ========   ==========
Interest Rate
  Sensitivity (1)           ($27,403) ($102,123)   $267,985  ($138,459)

Cumulative Interest
  Rate Sensitivity          ($27,403) ($129,526)  ($138,459)         $0



(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.

ITEM 4.   Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures, as defined in Securities Exchange Act Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Corporation which is required to be included in the Corporation's periodic Securities and Exchange Commission filings. No change in internal control over financial reporting, as defined in Securities and Exchange Act Rule 15d-15(f), occurred during the fiscal quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect the Corporation's internal control over financial reporting.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None other than in the ordinary course of business.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits:

     (3) (a) Restated Articles of Incorporation, as amended through December 1, 2003 (filed as Exhibit (3)(d) to the
               Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, file number 2-9116, and incorporated herein by this reference).

          (b) Secretary's certificate of Amendment to the Bylaws of the Corporation and revised Bylaws (filed as Exhibit
               (3)(b) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004 and incorporated herein by this reference).

     (31)      Rule 13a-14(a)/15d-14(a) Certifications

     (32)      Section 1350 Certification


b.  Reports on Form 8-K

   (i) Form 8-K, filed on April 25, 2005, reporting, under Items 2.02 and 9.01, financial results for the first quarter of 2005.

  (ii) Form 8-K, filed on March 23, 2005, reporting under Items 8.01 and 9.01, a 5% stock dividend

 (iii) Form 8-K, filed on February 25, 2005, reporting under Item 8.01 and 9.01, announcing intent to file a listing application with NASDAQ.

  (iv) Form 8-K, filed on January 26, 2005 reporting under Items 2.02 and 9.01, 2004 financial results.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NORTHERN EMPIRE BANCSHARES

             May 9, 2005
Date:  ________________________


/s/ Deborah A. Meekins                       /s/ Jane M. Baker
------------------------                    ----------------------
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


Date:  May 9, 2005
Signature /s/ Deborah A. Meekins
         ---------------------------------------
         Deborah A. Meekins, President and Chief
         Executive Officer



Exhibit 31

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




Date:  May 9, 2005
Signature /s/ Jane M. Baker
----------------------------
Jane M. Baker, Chief Financial Officer











Exhibit 32

                    SECTION 1350 CERTIFICATION

The undersigned each certify that:

1. They are the duly appointed Chief Executive Officer and Chief
   Financial Officer, respectively, of Northern Empire Bancshares, a California Corporation ("the Company"); and

2. To their best knowledge and belief, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and to which the Certification is attached as Exhibit 32, fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Northern Empire Bancshares.



Date:     May 9, 2005




/s/ Deborah A. Meekins                      /s/ Jane M. Baker
-----------------------                      -----------------
 Deborah A. Meekins                           Jane M. Baker
President and Chief Executive Officer        Chief Financial Officer