Form 10-Q
period 2005-06-30
NORTHERN EMPIRE BANCSHARES
filed 2005-08-09
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2005

                                   OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number 2-91196


                       NORTHERN EMPIRE BANCSHARES
         (Exact name of registrant as specified in its charter)

California                                                     94-2830529
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                     Identification No.)



          801 Fourth Street, Santa Rosa, California      95404
          (Address of principal executive offices)   (Zip code)


                              707-579-2265
          (Registrant's telephone number, including area code)


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

                            Yes   X    No
                                 ---      ---
Indicate by check mark whether the registrant is an accelerated filer
(as defined in rule 12b-2 of the Exchange act).  Yes   X   No
                                                      ---     ---
                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Title of class:  Common Stock, no par value. Outstanding shares as of
June 30, 2005:    10,384,740



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


               NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

                 ASSETS                 June 30, 2005   December 31, 2004
                                        -------------   -----------------
                                         (unaudited)
Cash and equivalents:
  Cash and due from banks                  $   34,428          $   21,006
  Federal funds sold                          101,373              95,498
                                           ----------          ----------
    Total cash and equivalents                135,801             116,504
Investment securities
  available-for-sale                            1,081               1,082
Federal Home Loan Bank (FHLB) stock,
 at cost                                       11,639               9,020
Federal Reserve Bank stock, at cost               166                 254
Loans receivable, net                       1,020,650             938,104
Leasehold improvements and equipment,
 net                                            3,406               2,709
Accrued interest receivable and other
 assets                                        14,557              13,251
                                           ----------          ----------
    Total assets                           $1,187,300          $1,080,924
                                           ==========          ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                 $  852,263          $  791,025
  FHLB Advances                               230,395             191,912
  Accrued interest payable and
 other liabilities                              6,298               8,109
                                           ----------          ----------
    Total liabilities                       1,088,956             991,046
                                           ----------          ----------

Shareholders' equity:
  Common stock, no par value;
   authorized, 40,000,000 shares;
   shares  issued and outstanding,
   10,384,740 at June 30, 2005 and
   10,346,770 at December 31, 2004
   (retroactively stated for 5% stock
   dividend)                                   60,574              47,302
  Additional paid-in-capital                    7,681               7,681
  Accumulated other comprehensive
   income (loss)                                  (11)                (10)
  Retained earnings                            30,100              34,905
                                           ----------          ----------
    Total shareholders' equity                 98,344              89,878
      Total liabilities and
       shareholders' equity                $1,187,300          $1,080,924
                                           ==========          ==========

              See Notes to Consolidated Financial Statements



                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                                     Three Months          Six Months
                                      Ended June 30,      Ended June 30,
                                    ------------------  ------------------
                                      2005      2004      2005      2004
(dollars in thousands, except       --------  --------  --------  --------
   per share data)

Interest income:

  Loans                             $ 17,230  $ 12,870  $ 33,179  $ 24,912
  Federal funds sold and
   investment securities                 920       297     1,626       546
                                    --------  --------  --------  --------

    Total interest income             18,150    13,167    34,805    25,458


Interest expense                       6,877     3,475    12,348     6,807
                                    --------  --------  --------  --------

    Net interest income before
     provision for loan losses        11,273     9,692    22,457    18,651

Provision for loan losses                525       325     1,050       550
                                    --------  --------  --------  --------

    Net interest income after
     provision for loan losses        10,748     9,367    21,407    18,101
                                    --------  --------  --------  --------

Other income:

  Service charges on deposits            124       180       252       251
  Gain on sale of loans                  853       248     1,365       700
  Other                                  211       179       414       631
                                    --------  --------  --------  --------
    Total other income                 1,188       607     2,031     1,582
                                    --------  --------  --------  --------

Other expenses:

  Salaries and employee
   benefits                            2,870     2,362     5,486     4,775
  Occupancy                              479       337       902       643
  Equipment                              315       215       568       416
  Advertising and business
   development                           249       161       440       303
  Outside customer services               93        80       170       174
  Director and shareholder
   expenses                              125       105       240       163
  Deposit and other insurance            132       112       262       224
  Professional fees                      201        89       413       194
  Other                                  532       279       902       600
                                    --------  --------  --------  --------
    Total other expenses               4,996     3,740     9,383     7,492
                                    --------  --------  --------  --------
      Income before provision
       for income taxes                6,940     6,234    14,055    12,191
Provision for income taxes             2,864     2,585     5,780     4,961
                                    --------  --------  --------  --------
      Net income                    $  4,076  $  3,649  $  8,275  $  7,230
                                    ========  ========  ========  ========
Basic earnings per common share     $   0.39  $   0.35  $   0.80  $   0.71
                                    ========  ========  ========  ========
Diluted earnings per common share   $   0.38  $   0.31  $   0.77  $   0.62
                                    ========  ========  ========  ========

             See notes to Consolidated Financial Statements




                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  Six months ended June 30,
                                                  -------------------------
(dollars in thousands)                               2005            2004
                                                     ----            ----
Cash flows from operating activities:
   Net income                                    $  8,275        $  7,230
Adjustments to reconcile net income to net
 cash from operating activities:
  Provision for loan losses                         1,050             550
  Depreciation and amortization                       400             281
  FHLB Stock dividends                               (184)           (108)
  Tax benefit from stock option exercised               -           2,073
  Gain on sale of loans                            (1,365)           (700)
  Change in deferred income taxes                      98            (467)

Changes in operating assets and liabilities:
  Change in deferred loan fees and discounts          171             119
  Change in interest receivable and other
   assets                                          (1,404)         (1,055)
  Change in accrued interest payable and
   other liabilities                               (2,031)            555
                                                 --------        --------
      Net cash provided by operating
       activities                                   5,010           8,478
                                                 --------        --------
Cash flows from investing activities:
  Purchases of investment securities                    -          (1,100)
  Proceeds from the sale of investment
   securities                                           -             638
  Purchase of restricted stock, net of
   redemption                                      (2,347)         (1,301)
  Net increase in loans receivable                (82,181)        (90,462)
  Purchase of leasehold improvements and
   equipment, net                                  (1,097)         (1,106)
      Net cash used by investing activities       (85,625)        (93,331)

Cash flows from financing activities:
  Net change in deposits                           61,238          62,564
  Net change in FHLB advances                      38,483          36,984
  Payment of cash dividends                            (9)             (6)
  Proceeds from exercise of stock options             200           2,158
                                                 --------        --------
      Net cash from financing activities           99,912         101,700
                                                 --------        --------
Net change in cash and cash equivalents            19,297          16,847
Cash and cash equivalents, at beginning of
 year                                             116,504          94,575
                                                 --------        --------
Cash and cash equivalents, at end of period      $135,801        $111,422
                                                 ========        ========
Supplemental cash-flow information:
  Interest paid                                  $ 11,865        $  6,646
                                                 ========        ========
  Income taxes paid                              $  8,410        $  3,345
                                                 ========        ========

             See Notes to Consolidated Financial Statements



                Northern Empire Bancshares and Subsidiary
               Notes to Consolidated Financial Statements

                             June 30, 2005


Note 1 - Basis of Presentation

The unaudited financial information contained in this report reflects all adjustments which, in the opinion of Management, are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at June 30, 2005 and the results of operations for the three and six months then ended. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2005.

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


Note 2 - Net Income per Common and Common Equivalent Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding, which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Corporation's common stock throughout the period adjusted for the impact of the 5% stock dividends declared on March 22, 2005 and March 16, 2004. Earnings per share on a diluted basis are calculated based on the average number of shares outstanding including options at the time. There was a substantial reduction in the number of shares subject to outstanding options in November 2004. The Corporation's EPS data is as follows:


                               For the three months ended                     For the three months ended
                                    June 30, 2005                                    June 30, 2004
                               --------------------------                     --------------------------
                                                           Per                                        Per
                              Income/       Shares/       Share           Income/      Shares/       Share
                            Numerator    Denominator     Amount          Numerator    Denominator    Amount
                            ---------    -----------     ------          ---------    -----------    ------
Net Income                  $4,076,000                                   $3,649,000
                            ==========                                   ==========
EPS - Income available
 to common stockholders     $4,076,000   10,376,546      $0.39           $3,649,000   10,292,162     $0.35
                            ==========                   =====           ==========                  =====
Effect of dilutive
Securities - Stock
Options                                     470,966                                    1,508,692
                                          ---------                                    ---------

EPS assuming dilution -
Income available to
common stockholders plus
assumed conversion          $4,076,000   10,847,512      $0.38           $3,649,000   11,800,854     $0.31
                            ==========   ==========      =====           ==========   ==========     =====



                                For the six months ended                 For the six months ended
                                    June 30, 2005                              June 30, 2004
                                ------------------------                 ------------------------
                                                          Per                                        Per
                              Income/      Shares/       Share            Income/      Shares/       Share
                            Numerator    Denominator     Amount          Numerator    Denominator    Amount
                            ---------    -----------     ------          ---------    -----------    ------
Net Income                  $8,275,000                                   $7,230,000
                            ==========                                   ==========
EPS - Income available
 to common stockholders     $8,275,000   10,363,293      $0.80           $7,230,000   10,162,373     $0.71
                            ==========                   =====           ==========                  =====

Effect of dilutive
 Securities - Stock
 Options                                    451,587                                    1,471,257
                                         ----------                                   ----------
EPS assuming dilution -
 Income available to
 common stockholders
 plus assumed conversion    $8,275,000   10,814,880      $0.77           $7,230,000   11,633,630     $0.62
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


                                For the three months ended          For the six months ended
                                         June 30,                           June 30,
(In thousands)                        2005         2004                   2005         2004
                                     ------       ------                -------       ------
Net income for the period            $4,076       $3,649                $8,275        $7,230
Compensation expense, net of
 tax effect                              33           33                    66            64
                                     ------       ------                ------        ------

Pro-forma net income                 $4,043       $3,616                $8,209        $7,166
                                     ======       ======                ======        ======

Pro-forma earnings per common
 share                                $0.39        $0.35                 $0.79        $ 0.71
Pro-forma earnings per common
 share, assuming dilution             $0.37        $0.31                 $0.76        $ 0.62



The fair value of each option is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. No options were granted in the six-month period ended June 30, 2005.


                                                      June 30, 2004
                                                      -------------
Dividends                                                      0%
Expected volatility                                         26.8%
Risk-free interest rate                                     2.57%
Expected life                                             3 years


On July 26, 2006, nonstatutory stock options for an aggregate of 37,000 shares of the Corporation's common stock were granted to the seven directors of the Bank, five of whom are also directors of the Corporation. The options were granted pursuant to the Corporation's 1997 Stock Option Plan, as amended. Each option is exercisable immediately and may be exercised for a period of ten years. Each option was granted at an exercise price of $26.65, which was the per share market value of the Corporation's common stock as of the date of grant.

Note 4 - Comprehensive Income

The Corporation's total comprehensive earnings presentation is as follows:


                                       For the three        For the six
                                       months ended         months ended
                                         June 30,             June 30,
(In thousands)                        2005     2004         2005     2004
                                     -------------------------------------

Net Income                          $4,076   $3,649       $8,275   $7,230
                                    ------   ------       ------   ------
Other Comprehensive income
 (loss):
  Change in unrealized holding
   gain (losses) arising during the
   period                                9      (20)          (1)     (23)
  Income tax benefit (expense)          (3)     (10)           0       10
                                    ------   ------       ------   ------
    Net Other Comprehensive income
     (loss):                             6      (10)          (1)     (13)
                                    ------   ------       ------   ------
Comprehensive income                $4,082   $3,639       $8,274   $7,217
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


     Changes in economic conditions and real estate collateral.

     At June 30, 2005, 97.6%, or $1,006.2 million of the Bank's loans, including real estate and a majority of the Bank's SBA loans, were secured by real estate as the principal source of collateral.
     A worsening of economic conditions, a decline in real estate values and/or rising interest rates could have an effect on the value of real estate securing these loans and could have an adverse effect on the financial condition of the Bank.


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


Summary of Financial Results

Total consolidated assets of $1,187,300,000 at June 30, 2005, grew
$106 million during the first six months of 2005 compared to $1,080,924,000 at December 31, 2004. Net loans totaled $1,020,650,000, an increase of $82.5 million during 2005, with $33.8 million in growth occurring within the second quarter. Cash and equivalents increased
$14.2 million during the second quarter. Deposits totaled $852,263,000 at June 30, 2005, an increase of $49.8 million during the second quarter.

Net income after tax for the first six months of 2005 equaled $8,275,000 compared to $7,230,000 for the comparable period in 2004, an increase of 14.5%. Net income for the second quarter of 2005 equaled $4,076,000, an increase of 11.7% when compared to net income of $3,649,000 for the second quarter of 2004. Increased profit resulted primarily from growth in net interest income due to loan growth.


Net Interest Income

Net interest income (before the provision for loan losses) of $11,273,000 for the second quarter of 2005 increased 16.3% from $9,692,000 for the comparable period last year. This increase in net interest income resulted primarily from volume increases of $237.2 million in average earning assets for the current quarter compared to the second quarter of 2004. Average loans outstanding increased $209.7 million for the current quarter compared to the second quarter of 2004. Additionally, average investments, average funds held in interest bearing accounts and average Fed Funds investments increased $27.5 million during the second quarter of 2005. Average interest bearing deposits for the second quarter increased $107.7 million over the same period last year and average borrowings with the Federal Home Loan Bank increased $90.6 million.

The net interest margin equaled 3.95% during the second quarter of 2005 compared to net interest margin for the second quarter of 2004 of 4.30% and 4.20% for the year ended December 31, 2004. The yield on average loans equaled 6.75% in the second quarter compared to 6.36% for the same period last year, while the Bank's cost of funds increased to 2.79% for the second quarter of 2005 from 1.77% for the second quarter of 2004.

Several factors impact the Bank's interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loan and earning assets, non-accrual loan balances and mix of deposits and other funding sources.


     Changes in Market Interest Rates
     --------------------------------

Changes in economic conditions and the actions of the Federal Reserve Board to increase or decrease the Fed Funds and Discount rates have a direct impact on the Bank's net interest margin. The prime rate and other market indices generally move in response to Federal Reserve Board actions. During 2004, the prime rate increased 125 basis points to 5.25% at year end. During the first six months of 2005, the prime rate has increased an additional 100 basis points to 6.25%. While short term rates have increased 225 basis points during the past twelve months, long term rates (i.e. the 10 year Treasury) have decreased approximately 60 basis points. Changes in market interest rates and the shape of the yield curve have a complex impact on the Bank's balance sheet and net interest income. Rising short term interest rates have contributed to an increasing yield on our variable rate loans. However, combined with falling longer term rates, borrowers are provided an incentive to refinance their variable rate loans into fixed rate alternatives. As a result of these market forces, rising short term interest rates, combined with a flattening yield curve, have contributed to an acceleration of prepayment speeds within our adjustable rate loan portfolio. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The full impact of rate changes on the Bank's earnings is not realized for several months, since not all loans or deposits reprice immediately. The majority of SBA loans are tied to the prime rate and reprice on a calendar quarter basis. The Bank also has adjustable rate loans, mainly commercial real estate loans, which are tied to a variety of indices including the prime rate, the Eleventh District Cost of Funds Index (COFI), LIBOR, the six-month constant maturity treasury (CMT) and the five-year CMT. Each of these indices react to changes in market interest rates at different speeds and magnitudes. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise and benefits interest margin as rates decline.

Of the Bank's loan portfolio totaling $1,031.2 million at June 30, 2005, $577.8 million or 56.0% of total loans were adjustable rate loans which had not reached a floor or ceiling rate. Of that total, approximately $322.4 million were prime-based loans, of which $105.8 million reprice when prime changes and $216.6 million reprice on a quarterly basis.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. The current relatively low rates offered on deposits makes them less attractive to depositors. The Bank has also experienced an increase in loan payoffs as borrowers have refinanced their existing loans with loans at more attractive rates and terms. The Bank had $65.0 million and $113.2 million in loans paid off during the three and six month periods ended June 30, 2005 compared to $41.4 million and $72.6 million for the same periods one year ago.

Interest rates offered on deposits have increased due to an increasing interest rate environment. The Bank has responded to the highly competitive rate environment by increasing rates, especially savings and
certificate of deposit rates.    The Bank had $103.3 million of Sonoma
Investor Reserve accounts (money market rate deposit accounts) at June 30, 2005. The cost of these deposits equaled 1.81% during the second quarter of 2005 and 1.08% for the second quarter of last year.

The Bank had $559.3 million in time certificates of deposits at June 30, 2005. These accounts reprice at the time the certificate matures which delays the impact of rising interest rates. The Bank has offered competitive market rates for deposits when compared to other financial institutions in our area. The cost of time deposits equaled 3.04% for the second quarter of 2005 compared to 2.27% in the second quarter of the preceding year.

     Level of Loans Relative to Deposits
     -----------------------------------

The Bank's ratio of loans-to-deposits increased to an average of 123.0% in the second quarter of 2005 compared to 115.2% for the same period last year. An increase in the loan-to-deposit ratio generally has a positive impact on net interest margin.

     Mix of Loans and Earning Assets
     -------------------------------

Changes in the mix of loans also impact the Bank's interest margin. The largest loan growth occurred in real estate mortgage loans growing to $742.2 million at this quarter end from $663.6 million at December 31, 2004. The yield on this category was 6.66%, which is 9 basis points lower than the yield on the entire loan portfolio for the quarter. The Bank has developed new loan products tied to US Treasury and LIBOR index with other favorable terms to attract new loan volume. Loan volume has increased as a result of these new products and the Bank's competitive rate structure.

Construction loans were relatively unchanged at $40.7 million at the end of this quarter compared to $41.1 million at December 31, 2004. Despite experiencing $18.9 million in payoff activity during the first six months of 2005, construction lending activity continues to remain strong. Residential construction lending continues to benefit from competitive and continued low rates on residential mortgages. The Bank's Construction loans yielded 7.43% in the second quarter compared to 7.53% for the second quarter of last year. Construction loans generally have higher yields than other real estate loans. General economic conditions greatly influence the demand for construction loans and there are no guarantees that the current level of construction lending will continue.

SBA loans totaling $216.3 million at June 30, 2005, which generally are secured by real estate, are classified as commercial loans. Commercial loans totaled $242.3 million at June 30, 2005 compared to $236.7 million at December 31, 2004. Under the SBA's 504 program 55% of the loan is funded by the Bank compared to 100% of loan amount under the 7(a) program. The 504 loans also carry additional risks since the Bank's loan amount is not guaranteed by the SBA; however, this is mitigated by the lower loan to collateral value ratio of approximately 50%. Under the current federal government SBA 7(a) program the maximum guaranty amount was increased to $1.5 million last year, providing for a $2 million limit on each 7(a) loan. The 7(a) loan program was approved at an authorization level of $16.5 billion last year. This provides for a more stable loan program as it eliminates the appropriation battles that have historically hampered the program resulting in periodic caps and program shut downs. The zero subsidy was achieved by increasing borrower and bank fees. Budget funds are no longer appropriated to fund the program, hence there is a zero subsidy from the government. Should the default rates within the government SBA program increase dramatically, the borrower and bank fees could rise, thereby impacting the profitability of the program for the Bank. Additional government actions may further alter the SBA program, which could have a negative impact on the Bank's profits.

Economic conditions and competition have impacted the mix of loans. The increasing interest rate environment has resulted in higher rates on loans. The structure of the variable interest rate loans determines how often and how rapidly interest rates increase on loans. Refinancing activity continues to be strong as borrowers seek loan products which will reduce their interest cost during an increasing rate environment. The Bank offers loan products tied to prime rate, U.S. Treasury rates or LIBOR which may have lower interest rates at the time of funding but reprice at a faster rate than loans tied to COFI. The Bank continues to experience strong competition for loans, which has resulted in lower loan pricing in the market place, which impacts the Bank's offering rates on new loans and negatively impacts the Bank's net interest margin.

     Non-Accrual Loan Balances
     -------------------------

Loans which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of June 30, 2005, the Bank had $2,015,000 in non-accrual loans or 0.20% of total loans compared to $311,000 at December 31, 2004. When a non-accrual loan pays off, or is reinstated to accrual status, the interest income is reinstated to income which has a positive effect on loan yields. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

     Mix of Deposits and Other Funding Sources
     -----------------------------------------

The mix of funding sources determines the cost of funds for the Bank. Certificates of deposit reprice at the time the certificate matures, which delays the impact to the Bank's cost of funds in a upward interest rate market. Sonoma Investor Reserve accounts are repriced weekly at the discretion of the Bank. The impact of increasing interest rates is more immediate since all balances will earn at the higher rates at the time of a rate change. Competition also is a factor in the repricing of certain deposit products. In an increasing rate environment deposit rates are monitored to be competitive in the market place to retain existing deposits and when liquidity is needed higher rates are offered to attract new deposits to fund growth. The Bank also has a borrowing line with the Federal Home Loan Bank (FHLB) which has been used as a source of funding balance sheet growth and liquidity. The initial borrowing rates are generally below rates offered on certificates of deposits and the Bank has increased the use of this line as a way to reduce our cost of funds. As of June 30, 2005, the Bank increased borrowed funds from the FHLB to $230.4 million as compared to $156.7 million at June 30, 2004, an increase of $73.7 million.

Interest expense increased to $6,877,000 in the second quarter of 2005 from $3,475,000 in the second quarter of 2004. A major factor was the increase in funds borrowed from the FHLB to fund loan growth and an increase in interest bearing deposits. Variable rate advances totaled $203.5 million at June 30, 2005 as compared to $135.0 million at June 30, 2004. The cost of FHLB advances increased to 3.09% during the second quarter from 1.24% for the same period last year. The increased costs associated with the FHLB advances is not only the result of an increase of $68.5 million in the amount of prime rate based advances, but also the result of the 225 basis point increase in the prime rate during the last twelve months. As the prime rate increases or decreases, the cost related to these advances will increase or decrease accordingly. In addition, the average cost of interest bearing deposits increased to 2.70% from 1.89% when comparing the second quarter of this year to the second quarter of last year. The following is an analysis of the net interest margin:



                                       Three months ended June 30, 2005      Three months ended June 30, 2004
                                       --------------------------------      --------------------------------
(dollars in thousands)                  Average                                Average
                                        Balance      Interest    Yield         Balance      Interest    Yield
                                       ----------    --------    -----        --------      --------    -----
Earning assets (1)                     $1,144,017     $18,150    6.36%        $906,814       $13,167    5.84%
Interest bearing liabilities              987,198       6,877    2.79%         788,892         3,475    1.77%
                                                      -------                                -------
Net interest income                                   $11,273                                $ 9,692
                                                      =======                                =======
Net Interest income to earning
 Assets                                                          3.95%                                  4.30%
                                                                 =====                                  =====
(1)  Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

                                       Six months ended June 30, 2005      Six months ended June 30, 2004
                                       ------------------------------      ------------------------------
                                        Average                               Average
(dollars in thousands)                  Balance      Interest   Yield         Balance       Interest    Yield
                                       ----------    --------   -----         --------      --------    -----
Earning assets (1)                     $1,112,826     $34,805    6.31%        $877,513       $25,458    5.83%
Interest bearing liabilities              958,128      12,348    2.60%         761,780         6,807    1.80%
                                                      -------                                -------
Net interest income                                   $22,457                                $18,651
                                                      =======                                =======
Net Interest income to earning
 assets                                                          4.07%                                  4.27%
                                                                 =====                                  =====

(1)  Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.


The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and six months ended June 30, 2005 and 2004. Changes not solely attributable to rate or volume have been allocated to rate.




                                For the three months ended June 30, 2005
                                           over June 30, 2004

(dollars in thousands)                    Volume      Yield/Rate   Total
                                          ------      ----------   -----
Increase (decrease) in interest income:

   Loans                                  $3,432      $   928      $4,360
   Investment securities and other
    interest bearing investments              64           10          74
   Federal funds sold                         44          505         549
                                          ------       ------      ------
Total increase                             3,540        1,443       4,983
                                          ------       ------      ------
Increase in interest expense
   Interest-bearing transaction accounts      85          450         535
   Time deposits                             881          610       1,491
   Other borrowings                          279        1,097       1,376
                                          ------       ------      ------
Total increase                             1,245        2,157       3,402
                                          ------       ------      ------
Increase (decrease) in net
  interest income                         $2,295        ($714)     $1,581
                                          ======       ======      ======


                                For the six months ended June 30, 2005
                                            over June 30, 2004


(dollars in thousands)                    Volume      Yield/Rate   Total
                                          ------      ----------   -----
Increase (decrease) in interest income:

   Loans                                  $6,864       $1,403      $8,267
   Investment securities and other
    interest bearing investments              99           32         131
   Federal funds sold                         85          864         949
                                          ------       ------      ------
Total increase                             7,048        2,299       9,347
                                          ------       ------      ------

Increase in interest expense
   Interest-bearing transaction accounts     153          669         822
   Time deposits                             952        1,406       2,358
   Other borrowings                          541        1,820       2,361
                                          ------       ------      ------
Total increase                             1,646        3,895       5,541
                                          ------       ------      ------
Increase (decrease) in net
  interest income                         $5,402      $(1,596)     $3,806
                                          ======       ======      ======


Provision for Loan Losses

The provision for loan losses for the three and six months ended June 30, 2005, amounted to $525,000 and $1,050,000 compared to $325,000 and
$550,000 for the same time periods last year. The provision was based upon the overall growth in loans and nonperforming loans at the end of the current quarter. For further discussion see Allowance for Loan Losses.


Non-Interest Income

Other income is derived primarily from service charges, SBA loan sales, SBA loan servicing and sales of other real estate owned. Other income increased to $1,188,000 from $607,000 when comparing the second quarter of 2005 to the same period last year. The majority of the increased results come from increased volume in SBA loan sales during the second quarter as compared to the second quarter of 2004.

The following table sets forth non-interest income by category for the periods indicated.

(in thousands)                  Three months ended      Six months ended
                                      June 30,              June 30,
                                  2005        2004       2005       2004
                                  ----        ----       ----       ----
Gains on loan sales               $853        $248     $1,365       $700
Service charges on deposits        124         124        252        251
Other Service charges               69          56        125        105
Loan servicing fees                 91          90        195        187
Income on insurance policies        24          34         48         68
Gain on OREO sales                   -           -          -        183
Other                               27          55         46         88
                                ------       -----     ------     ------
Total Other Income              $1,188        $607     $2,031     $1,582
                                ======       =====     ======     ======


The increase in gains on the sale of the guaranteed portion of SBA loans results from the increase in the volume of loan sales with $8.1 million and $12.5 million sold during the three and six month periods in 2005 compared to $2.2 million and $6.0 million during the same periods in 2004. The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The average percent gain on sales in the second quarter of 2005 equaled 10.5% compared to 11.3% for the second quarter of 2004. Premium on loan sales are market driven based upon factors such as rate of prepayments of SBA loans experienced throughout the country and there is no guarantee that premiums will continue at the current level.

SBA servicing fees are based on loan payments and payoffs received on the sold potion of SBA loans, and therefore, vary from quarter to quarter. The Bank's average SBA loan portfolio serviced was $56.8 million in the second quarter of 2005 compared to $51.2million for the same period last year. The serviced portfolio reflects SBA loan payoffs and volume of new sales during the period.

There can be no assurances that the SBA program will continue to generate significant amounts of other non-interest income in the future.
Governmental actions may alter the SBA program at any time, which could have a negative impact on the Bank's profits.

The Bank did not hold any OREO property during 2005 and therefore there were no OREO sales during the three and six month periods. During the first six months of 2004 the Bank took possession of property as a result of a loan foreclosure. This property was sold at a gain of $183,000 during the first quarter of 2004.


Non-Interest Expenses

For the second quarter of 2005, non-interest expense totaled $4,996,000, an increase of 33.6% from $3,740,000 for the second quarter last year. The following table outlines the components of non-interest expense for the periods indicated:


(In thousands)                 Three months Ended June 30,  Percentage
Expense Item                      2005            2004          Change
------------                      ----            ----      ----------
Salaries & Employee Benefits    $2,870          $2,362           21.5%
Occupancy                          479             337           42.1
Equipment                          315             215           46.5
Advertising/Business
 Development/Donations             249             161           54.7
Outside Customer Services           93              80           16.3
Director & Shareholder
 expenses                          125             105           19.0
Deposit and Other Insurance        132             112           17.9
Postage & courier expenses         101              79           27.8
Professional Fees                  201              89          125.8
Stationery & Supplies               89              76           17.1
Telephone expense                   60              48           25.0
Loan expenses                       67              (5)       (1440.0)
Other                              215              81          165.4
                                ------          ------          -----
TOTAL                           $4,996          $3,740           33.6%
                                ======          ======          =====


(In thousands)                  Six months Ended June 30,   Percentage
Expense Item                      2005            2004          Change
------------                      ----            ----      ----------
Salaries & Employee Benefits    $5,486          $4,775           14.9%
Occupancy                          902             643           40.3
Equipment                          568             416           36.5
Advertising/Business
 Development/Donations             440             303           45.2
Outside Customer Services          170             174           (2.3)
Director & Shareholder
 expenses                          240             163           47.2
Deposit and Other Insurance        262             224           17.0
Postage & courier expenses         203             160           26.9
Professional Fees                  413             194          112.9
Stationery & Supplies              163             144           13.2
Telephone expense                  111              89           24.7
Loan expenses                       86              49           75.5
Other                              339             158          114.6
                                ------          ------          -----
TOTAL                           $9,383          $7,492           25.2%
                                ======          ======          =====

Most of the Bank's expense categories increased as a result of Bank expansion. The San Rafael branch opened in the third quarter of 2004, the Walnut Creek branch opened during the first quarter of 2005, the Petaluma branch opened in the second quarter of 2005 and the Concord branch opened in July 2005. The Bank also relocated its lending functions and certain administrative departments to a larger location in Santa Rosa during the second quarter of 2004. Additionally, premises for the operations center were expanded in mid 2004. In addition to increases in the categories mentioned below, increases in postage & courier, stationery & supplies and telephone expenses grew due to the Bank's expansion.

The increase in salaries and employee benefits results primarily from an increase in staffing levels, with the Bank's full time equivalent employees (FTE) increasing to 167 at June 30, 2005 compared to 147 at June 30, 2004. The increase in staff is primarily caused by new staff hired for the new branches. Personnel costs are also impacted by annual salary increases, incentives based upon production goals and changes in insurance and benefit costs.

Occupancy expenses increased due to the expansion discussed above. Occupancy expenses will continue to increase as and if the Bank continues to expand. Growth in equipment costs was also caused by Bank expansion. The Bank continues to upgrade computer equipment, which will result in an increase in these costs. In 2004, the Bank purchased equipment for imaging of bank documents and customer checks which has resulted in operational efficiencies and better service for our customers.

Advertising, business development and donations increased due to expansion to new locations which required additional publicity.

Regulatory assessments and FDIC insurance costs grew due to the increase in deposits. There is no assurance that regulatory assessments will continue at the current low level. The cost of other insurance was higher due to expansion, increases in coverage and insurance rates.

Professional fees significantly increased due to legal costs, consulting costs for our internal controls review, and accounting costs associated with SEC reporting and compliance with new regulations, such as the Sarbanes Oxley Act. Audit or review services are contracted by the Audit Committee and are performed on a varying schedule with most of the audit fees occurring during the first quarter. Professional fees were incurred as part of the preparation and filing of the application with NASDAQ for the listing of the Company's common stock on the NASDAQ National Market. It is expected that the cost of professional services will continue to increase with the expansion of the Bank.

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

Included in shareholder and director expenses are directors' fees for attending Board, Loan Committee, ALCO, Executive Committee and Audit Committee meetings. The cost of the Corporation's annual report, transfer agent fees and other costs of communicating with shareholders are also included in this expense category.

Loan expenses vary depending upon the level of problem loans and the use of contracted loan services to assist staff during periods of high loan production. The Bank generally charges for direct costs associated with loan originations. Loan expenses totaled $67,000 for the second quarter of 2005 as compared to ($5,000) for the second quarter of 2004, of which $21,000 relates to reimbursement of previously paid expenses. During the second quarter of 2005, the Bank incurred higher loan related expenses as a result of increased loan production and an increase of $1,723,000 in the level of non-accrual loans. Additionally, during the second quarter of 2005, the Bank recorded $19,000 related to the allowance for unfunded loan commitments, where there was no similar accrual during the second quarter of 2004.

Other expenses increased during the second quarter of 2005 to $215,000 compared to $81,000 one year ago. The increase in other expenses during the second quarter of 2005 is primarily due to the one time application fee of $95,000 associated with the listing of the Company's shares on the
NASDAQ National Market.   Costs related to publications and subscriptions,
business travel costs and operational losses are also included in this category.


Income Taxes

The effective tax rate was 41.3% for the second quarter of 2005, compared to 41.5% for the second quarter of last year. The effective tax rate is affected by several factors which include apportionment ratios between states, the enterprise zone deduction and applicable tax rates.


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

Cash and due from banks, federal funds sold and interest bearing deposits totaled $135.8 million or 11.4% of total assets at June 30, 2005, compared to $116.5 million or 10.8% of total assets at December 31, 2004. The Bank sold $8.1 million in SBA loans during the second quarter of 2005 which increased the Bank's liquidity. Bank deposits increased 6.2% to $852.3 million during the second quarter of 2005. The Bank has offered, and continues to offer, special rates on time deposit promotions to attract new deposits to contribute to projected loan growth. Management used borrowing from the FHLB to fund loan growth at favorable rates as compared with current rates offered on time deposits.

The Bank considers the unsold guaranteed portion of 7(a) SBA loans as a secondary source of liquidity. There is an established market for these loans and a sale transaction can typically be completed within 30 days. As of June 30, 2005, the Bank held $145.7 million in SBA guaranteed loans which could be sold for additional liquidity.

At June 30, 2005, the Bank had unused federal funds lines of credit totaling $26.0 million. The Bank also has a credit line with the Federal Home Loan Bank which is based upon the value of collateral (investments and loans). At June 30, 2005, the Bank had collateral pledged which would allow the Bank to borrow up to $295.3 million. The FHLB will permit the Bank to borrow up to 25% of the Bank's total assets provided that adequate collateral has been pledged to the FHLB. At June 30, 2005, the Bank had borrowed $230.4 million, which left $64.9 million available to borrow. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency. At June 30, 2005, the Corporation had non-interest and interest bearing cash balances of $10.8 million, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).


Deposits

During the second quarter of 2005, deposits increased to $852.3 million compared to $791.0 million at the end of the year.

The following table outlines the components of deposits on the dates indicated:

(in thousands)                          June 30, 2005    December 31, 2004
                                        -------------    -----------------
Non-interest bearing demand deposits         $ 81,315             $ 72,156
Interest bearing transaction accounts         211,678              210,959
Time certificates, $100,000 and over          260,645              228,838
Other time certificates                       298,625              279,072
                                             --------             --------
                                             $852,263             $791,025
                                             ========             ========

Demand deposits and interest bearing transaction account balances vary depending upon the activity of customers. Approximately 47% of these accounts are business accounts which tend to be more volatile than consumer deposits. Money market accounts, which are included in interest bearing transaction accounts, are a limited transaction account with a discretionary rate set by management. The Bank has tried to remain competitive without offering the highest rates, which has made retention of these accounts more challenging as market rates continue to increase. In September 2004, the Bank offered a new saving product at a more competitive rate and was successful in attracting new money into that account. Many depositors continue to retain funds in transaction accounts rather that locking in time certificate rates even though rates on time certificates have improved due to the increasing interest rate market. These funds are also more volatile and fluctuate during various business cycles. During 2005, deposit totals increased $61.2 million to $852.3 million, an increase of 8% over $791.0 million at December 31, 2004. Included in this deposit growth is $29.9 million related to the opening of the San Rafael branch in the third quarter of 2004, the Walnut Creek branch in the first quarter of 2005 and the West Petaluma branch opening in the second quarter of 2005.

Certificates of deposit totaled $559.3 million at June 30, 2005, an increase of 10.1% over $507.9 million at December 31, 2004. The Bank has offered time deposit promotions during this quarter. Competition has increased with a new community bank opening during the first quarter of 2005 and other competitors offering similar rates and products, which has made it more challenging to attract new deposits.

The interest rate environment and the increased competition have made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.


Loans

Loans, net of discounts and reserves, equaled $1,020.7 million at June 30, 2005 compared to $938.1 million at December 31, 2004, increasing 8.8% over year end and 23.8% over the June 30, 2004 balance of $824.4 million.
While the Bank continues to benefit from strong loan demand, during the second quarter of 2005, the Bank experienced $113.2 million in loan payoffs. The following is an analysis of the loan portfolio.


Type of Loan                                    June 30,     December 31,
(in thousands)                                    2005           2004
--------------                                ----------      -----------
Real estate - mortgage                        $  742,190         $663,620
Real estate - construction                        40,730           41,145
Commercial loans                                 242,288          236,718
Consumer installment loans                         6,015            6,193
                                              ----------         --------
                                               1,031,223          947,676
Deferred loan fees and discount                   (1,024)            (853)
Allowance for loan losses                         (9,549)          (8,719)
                                              ----------         --------
TOTAL                                         $1,020,650         $938,104
                                              ==========         ========

The SBA loan program continues to be a popular program; however, competition remains very strong in our market areas. At June 30, 2005, total SBA (7a) guaranteed loans equaled $216.3 million, net of $58.7 million in SBA loans sold and being serviced by the Bank. The majority of the Bank's SBA loans are secured by real estate; however, they are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, except they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The federal government SBA 7(a) program is now operating at a zero subsidy thereby removing the budget considerations at the government level. With a $16.5 billion dollar government authorization level, the program will not be subject to any limitations on funding. Major changes to the default rates and subsequent subsidy calculation could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans which could be sold in the secondary market was $145.7 million at June 30, 2005 compared to $139.3 million at June 30, 2004.

The Bank continues to emphasize commercial and real estate lending. At June 30, 2005, 23.5% of the loans held for investment were commercial loans and 75.9% were commercial and residential real estate and construction loans, compared to 25.0% and 74.4% respectively at December 31, 2004. The Bank has continued to grow its commercial and commercial real estate portfolio through its reputation as an experienced business and real estate lender which facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-75% loan to value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. At June 30, 2005, 97.6%, or $1,006.2 million of the Bank's loans, including real estate and a majority of the Bank's SBA loans, were secured by real
estate as the principal source of collateral.   A decline in real estate
values and/or demand, a worsening of economic conditions or a natural disaster could potentially have an adverse impact on the value of collateral, on the loan portfolio, and on the financial condition of the Bank.

Construction loans totaled $40.7 million at June 30, 2005, compared to $41.1 million at December 31, 2004. Despite $18.9 million in payoff activity experienced during 2005, construction loan activity remains strong. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.

The Bank offers residential equity lines of credit on a limited basis. The Bank has a small portfolio of consumer loans which equaled 0.6% of the total loan portfolio at June 30, 2005 and 0.8% at December 31, 2004.


Allowance for Loan Losses

The allowance for loan losses equaled $9,549,000 at June 30, 2005, compared to $8,719,000 at December 31, 2004. At June 30, 2005, the allowance for loan losses equaled 1.08% of loans (net of the guaranteed portion of SBA loans). The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At June 30, 2005, there were four borrowers on non-accrual totaling $2,015,000 with $2,007,000 of that amount collateralized by real estate and $421,000 of it also guaranteed by the SBA. There were no loans past due 90 days or more. Loans past due 30 to 89 days totaled $3,651,000, with $3,582,000 of that amount collateralized by real estate. At December 31, 2004, the Bank had $311,000 in non-accrual loans and $777,000 in loans past due 90 or more days and still accruing interest. Past due 30 to 89 days totaled $5,368,000 at December 31, 2004.

During the second quarter of 2005, there were no loans charged off and there were no recoveries on loans previously charged off. The Bank continues to have a low charge off experience compared to industry standards but there can be no assurances that this will continue or that the Bank will not experience loan losses. The following is an analysis of the activity in the allowance for loan losses during the quarter:

                                          Three months         Six months
(In thousands)                               ended                ended
                                         June 30, 2005        June 30, 2005
                                         -------------        -------------
Balance - Beginning of period                   $9,024               $8,719
   Reclassification to other
    liabilities                                      -                 (220)
   Provision for loan losses                       525                1,050
   Charge offs                                       -                    -
   Recoveries                                        -                    -
                                                ------               ------
Balance - End of period                         $9,549               $9,549
                                                ======               ======




Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At June 30, 2005, the Bank was considered "well capitalized." The capital ratios for the Bank and the Corporation are presented in the following table.


                               Sonoma National         Northern Empire
                                    Bank                 Bancshares
                            ----------------------  ----------------------
                            June 30,  December 31,  June 30,  December 31,
                              2005         2004        2005        2004
                              ----         ----        ----        ----
Tier 1 leverage ratio         7.5%         7.6%        8.6%        8.6%
Tier 1 risk-based
  capital ratio               9.8%         9.7%       11.0%       11.1%
Total risk based
  capital ratio              10.9%        10.8%       12.1%       12.1%

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


  Change in                Estimated               Estimated Change in
Interest Rate         Net Interest Income          Net Interest Income
(basis points)          (in thousands)                (in thousands)

     +200                      $42,008                       $ (48)
     +100                       42,305                         249
 Base Scenario                  42,056                           -
     -100                       41,542                        (514)
     -200                       41,317                        (739)

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

The following schedule represents interest rate sensitivity profile as of June 30, 2005 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.

                                                           Over 3           Over        Non rate
                                                           months          1 year       Sensitive
          Balance Sheet              Through 3            through         through        or Over
         (in thousands)               months              1 year          5 years       5 years       Total
                                     ---------           ---------        --------      ---------     ------
Assets

Fed funds sold & certificates of
 deposit                             $106,412                                                        $  106,412
Investment securities                                                     $  1,081       $ 11,805        12,886
Loans (net of discounts)              465,407             $200,181         363,526          1,085     1,030,199
Non interest-earning assets
(net of allowance for loan losses)                                                         37,803        37,803
                                     --------             --------        --------       --------    ----------
                                     $571,819             $200,181        $364,607       $ 50,693    $1,187,300
                                     ========             ========        ========       ========    ==========

Liabilities & Shareholders( Equity

Time Deposits $100,000 and over     $ 56,064             $193,097         $ 11,689                   $  260,645
All other interest-bearing
 liabilities                         499,106              217,841           23,556      $    194        740,697
Non interest bearing liabilities                                                          87,614         87,614
Other Liabilities & Shareholders'
 Equity                                                                                   98,344         98,344
                                   ---------             --------         --------      --------     ----------
                                    $555,170             $410,938         $ 35,040      $186,152     $1,187,300
                                    ========             ========         ========      ========     ==========
Interest Rate Sensitivity (1)       $ 16,649            ($210,757)        $329,567     ($135,459)
Cumulative Interest Rate
 Sensitivity                        $ 16,649            ($194,108)        $135,459            $0

     (1)Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.


ITEM 4.   Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Corporation which is required to be included in the Corporation's periodic Securities and Exchange Commission filings. No change in internal control over financial reporting, as defined in Securities and Exchange Act Rule 13a-15(f), occurred during the fiscal quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect the Corporation's internal control over financial reporting.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None other than in the ordinary course of business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds -
         None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Corporation was held on May 17, 2005.

         Under Proposal 1, Election of Directors, the following candidates received the votes indicated:


                                                 For            Withheld
                                              ---------         --------
Clement C. Carinalli                          8,675,394           22,090
Patrick R. Gallaher                           8,660,999           36,485
William E. Geary                              8,670,954           26,530
Dennis R. Hunter                              8,675,394           22,090
James B. Keegan, Jr                           8,672,400           25,084

All candidates were re-elected, constituting the full board of directors of the Corporation.

Under Proposal 2, Approval of the December 28, 2004 grant of a stock option to each director of the Corporation, the grant of a stock option to each director was approved as follows:

                                                               Abstained/
                             For           Against        Broker Non-Votes
                          ---------       ---------       ----------------
Clement C. Carinalli      4,724,553         435,588             3,537,343
Patrick R. Gallaher       4,733,586         444,100             3,519,798
William E. Geary          4,535,471         436,588             3,725,425
Dennis R. Hunter          4,603,053         436,588             3,657,843
James B. Keegan, Jr       4,716,962         436,588             3,543,934
Robert V. Pauley (former
 director, deceased on
 February 18, 2005)       4,512,821         529,174             3,655,489

 There were no other matters voted on at the meeting.

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


NORTHERN EMPIRE BANCSHARES


Date:  August 08, 2005

/s/ Deborah A. Meekins                       /s/ Jame M. Baker
----------------------                       -----------------
Deborah A. Meekins                           Jane M. Baker
President and Chief Executive Officer        Chief Financial Officer