Form 10-K/A
period 2004-12-31
NORTHERN EMPIRE BANCSHARES
filed 2005-08-29
CIK 746253

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-K/A
                        AMENDMENT NO. 2
     [X]  ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 2004

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
X    No_____.
       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
       Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  Yes   X    No ___
       The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of June 30, 2004 was $173,209,000. Shares held by directors and executive officers have been excluded from the foregoing calculation in that such persons may be deemed to be "affiliates." Such determination of affiliate status is not necessarily a conclusive determination for other purposes.
       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 10,384,740 shares, as of June 30, 2005.

     DOCUMENTS INCORPORATED BY REFERENCE:
     Not Applicable.




EXPLANATORY NOTE: Northern Empire Bancshares ("Company") is filing this Amendment No. 2 to its Form 10-K for the year ended December 31, 2004, as filed on March 15, 2005, for the purpose of filing replacement Exhibits 10(cc), 10(dd), 10(ee), 10(ff), 10(gg), 10(hh), and 10(ii) in
Item 15, "Exhibits, Financial Statement Schedules."   Certain of the
foregoing replacement exhibits omit certain information for which the Securities and Exchange Commission has granted the Company's request for confidential treatment.

Because no financial statements are being filed with this Amendment No. 2, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Amendment No. 2 to Form 10-K does not modify or update any other information in or exhibits filed with the Form 10-K filed on March 15, 2005, as amended by Amendment No. 1 to the Form 10-K filed on April 29, 2005.



                                        PART IV

ITEM 15.       Exhibits, Financial Statement Schedules

     The following exhibits are being re- filed with this Amendment No. 2 to Form 10-K following the Securities and Exchange Commission's action regarding the Company's request for confidential treatment of certain of the information in such exhibits:



    10 (cc) Letter agreement dated November 5, 2004 with Mr.
            Clement C. Carinalli. Certain commercial and financial information has been omitted from this Exhibit and filed separately, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

    10 (dd) Letter agreement dated November 5, 2004 with Mr. Patrick R.
            Gallaher. Certain commercial and financial information has been omitted from this Exhibit and filed separately, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

    10 (ee) Letter agreement dated November 5, 2004 with Mr.
            William P. Gallaher. Certain commercial and financial information has been omitted from this Exhibit and filed separately, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

    10 (ff) Letter agreement dated November 5, 2004 with Mr. William E.
            Geary.

    10 (gg) Letter agreement dated November 5, 2004 with Mr. Dennis R.
            Hunter.

    10 (hh) Letter agreement dated November 5, 2004 with Mr. James B.
            Keegan, Jr. Certain commercial and financial information has been omitted from this Exhibit and filed separately, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

   10 (ii)  Letter agreement dated November 5, 2004 with Mr. Robert V.
            Pauley.

   31.1  Rule 13a-14(a)/15d-14(a) Certification

   31.2  Rule 13a-14(a)/15d-14(a) Certification

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

                         Northern Empire Bancshares

                         By /s/ Deborah A. Meekins
                            ----------------------
                            Deborah A. Meekins
                            President & Chief Executive Officer

                              Date:    August 26, 2005


                         By /s/Jane M. Baker
                            ----------------
                            Jane M. Baker
                            Chief Financial Officer

                            Date:    August 26, 2005



Exhibit 31.1

Certification

     I, Deborah A. Meekins, certify that:

1. I have reviewed this Amendment No. 2 to the annual report on Form 10-K of Northern Empire Bancshares;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;



Date:  August 26, 2005

Signature /s/ Deborah A. Meekins
          -----------------------
          Deborah A. Meekins
          President and Chief Executive Officer




























Exhibit 31.2

Certification


     I, Jane Baker, certify that:

1. I have reviewed this Amendment No. 2 to the annual report on Form 10-K of Northern Empire Bancshares;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;



Date:  August 26, 2005

Signature /s/ Jane M. Baker
          ------------------
          Jane M. Baker
          Chief Financial Officer