Form 10-Q
period 2005-09-30
NORTHERN EMPIRE BANCSHARES
filed 2005-11-08
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                                FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2005

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



Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ___ No   X

                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common Stock, no par value. Outstanding shares as of September 30, 2005: 10,393,641



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


               NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

ASSETS                                    September 30,      December 31,
                                               2005               2004
                                           (unaudited)


Cash and equivalents:
  Cash and due from banks                 $    32,722        $     21,006
  Federal funds sold                           52,076              95,498
                                          ------------       -------------
    Total cash and equivalents                 84,798             116,504
Investment securities available
 -for-sale                                     50,269               1,082
Federal Home Loan Bank (FHLB)
 stock, at cost                                11,759               9,020
Federal Reserve Bank stock, at cost               166                 254
Loans receivable, net                       1,051,476             938,104
Leasehold improvements and
 equipment, net                                 3,493               2,709
Accrued interest receivable
 and other assets                              15,140              13,251
                                          ------------       -------------
    Total assets                          $ 1,217,101        $  1,080,924
                                          ============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Deposits                                $   898,554        $    791,025
  FHLB Advances                               210,389             191,912
  Accrued interest payable and other
   liabilities                                  5,483               8,109
                                          ------------       -------------
    Total liabilities                       1,114,426             991,046
                                          ------------       -------------

Shareholders' equity:

  Common stock, no par value;
  authorized, 40,000,000 shares;
  shares  issued and outstanding,
  10,393,641 at September 30, 2005
  and 10,346,770 at December 31, 2004
  (retroactively stated for 5% stock
  dividend)                                    60,618              47,302
  Additional paid-in-capital                    7,681               7,681
  Accumulated other comprehensive
   income (loss)                                  (86)                (10)
  Retained earnings                            34,462              34,905
                                          ------------       -------------
    Total shareholders' equity                102,675              89,878
                                          ------------       -------------
      Total liabilities and
       shareholders' equity               $ 1,217,101        $  1,080,924
                                          ============       =============
             See Notes to Consolidated Financial Statements


                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                    ------------------  ------------------
(dollars in thousands, except per     2005      2004      2005      2004
share data)                         --------  --------  --------  --------
Interest income:

  Loans                             $ 18,203  $ 13,480  $ 51,381  $ 38,391
  Federal funds sold and investment
   securities                          1,093       424     2,720       971
                                    --------  --------  --------  --------
    Total interest income             19,296    13,904    54,101    39,362

Interest expense                       7,772     3,924    20,120    10,731
                                    --------  --------  --------  --------
  Net interest income before
   provision for loan losses          11,524     9,980    33,981    28,631
Provision for loan losses                600       475     1,650     1,025
                                    --------  --------  --------  --------
  Net interest income after
   provision for loan losses          10,924     9,505    32,331    27,606
                                    --------  --------  --------  --------
Other income:

  Service charges on deposits            115        96       368       348
  Gain on sale of loans                  803       594     2,168     1,294
  Other                                  248       275       662       905
                                    --------  --------  --------  --------
    Total other income                 1,166       965     3,198     2,547


Other expenses:

  Salaries and employee benefits       2,914     2,711     8,399     7,486
  Occupancy                              501       364     1,403     1,008
  Equipment                              287       266       855       682
  Advertising and business
   development                           202       168       642       471
  Outside customer services              113       100       283       273
  Director and shareholder expenses      141       127       476       290
  Deposit and other insurance            130       121       392       345
  Professional fees                       43       161       456       354
  Other                                  372       338     1,179       938
                                    --------  --------  --------  --------
    Total other expenses               4,702     4,356    14,085    11,847
                                    --------  --------  --------  --------
      Income before provision for
        income taxes                   7,388     6,114    21,444    18,306
Provision for income taxes             3,026     2,503     8,806     7,465
                                    --------  --------  --------  --------
      Net income                    $  4,362  $  3,611  $ 12,638  $ 10,841
                                    ========  ========  ========  ========
Basic earnings per common share     $   0.42  $   0.35  $   1.22  $   1.06
                                    ========  ========  ========  ========
Diluted earnings per common share   $   0.40  $   0.30  $   1.17  $   0.93
                                    ========  ========  ========  ========
             See notes to Consolidated Financial Statements



               NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                       Nine months ended
                                                         September, 30
                                                     ---------------------
 (dollars in thousands)                                 2005        2004
                                                     ---------   ---------
Cash flows from operating activities:

  Net income                                         $ 12,638    $ 10,841
  Adjustments to reconcile net income to net cash from operating activities:

    Provision for loan losses                           1,650       1,025
    Depreciation of fixed assets                          637         448
    Accretion of investment securities                   (193)          -
    FHLB Stock dividends                                 (304)       (191)
    Tax benefit from stock option exercised                 -       2,073
    Gain on sale of loans                              (2,168)     (1,294)
    Change in deferred income taxes                       471        (573)
  Changes in operating assets and liabilities:

    Change in deferred loan fees and discounts            599         134
    Change in interest receivable and other assets (2,309) (1,637) Change in accrued interest payable and other
      liabilities                                      (2,847)      2,490
                                                      ---------   --------
      Net cash provided by operating activities         8,174      13,316
                                                     ---------   ---------
Cash flows from investing activities:
  Purchases of investment securities                  (49,122)     (1,096)
  Proceeds from the maturity of investment securities       -         631
  Purchase of restricted stock, net of redemption      (2,347)     (1,770)
  Net increase in loans receivable                   (113,233)   (136,092)
  Purchase of leasehold improvements and equipment,
    net                                                (1,420)     (1,618)
                                                     ---------   ---------
    Net cash used by investing activities            (166,122)   (139,945)
                                                     ---------   ---------
Cash flows from financing activities:
  Net change in deposits                              107,529     119,555
  Net change in FHLB advances                          18,477      42,709
  Cash paid for fractional shares                          (9)         (6)
  Proceeds from exercise of stock options                 245       2,223
                                                     ---------   ---------
    Net cash from financing activities                126,242     164,481
                                                     ---------   ---------
Net change in cash and cash equivalents               (31,706)     37,852
Cash and cash equivalents, at beginning of year       116,504      94,575
                                                     ---------   ---------
Cash and cash equivalents, at end of period          $ 84,798   $ 132,427
                                                     =========  ==========
Supplemental cash-flow information:
  Interest paid                                      $ 19,750   $  10,370
                                                     =========  ==========
  Income taxes paid                                  $ 11,720   $   4,231
                                                     =========  ==========
                   See Notes to Consolidated Financial Statements


                Northern Empire Bancshares and Subsidiary
                Notes to Consolidated Financial Statements

                           September 30, 2005


Note 1 - Basis of Presentation

The unaudited financial information contained in this report reflects all adjustments, consisting of normal recurring accruals which, in the opinion of Management, are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at September 30, 2005 and the results of operations for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2005.

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


Note 2 - Net Income per Common and Common Equivalent Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding, which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Corporation's common stock throughout the period adjusted for the impact of the 5% stock dividends declared on March 22, 2005 and March 16, 2004. Earnings per share on a diluted basis are calculated based on the average number of shares outstanding including options at the time. During November 2004, there was a substantial reduction in the number of shares subject to outstanding options. The Corporation's EPS data is as follows:

                                           For the three months ended           For the three months ended
                                                September 30, 2005                  September 30, 2004
                                       --------------------------------       -------------------------------
                                                                  Per                                    Per
                                         Income/      Shares/    Share          Income/      Shares/    Share
                                       Numerator    Denominator  Amount       Numerator    Denominator  Amount
                                       ----------   -----------  ------       ----------   -----------  ------
Net Income                             $4,362,000                             $3,611,000


EPS - Income available to
 common stockholders                   $4,362,000   10,388,418    $0.42      $3,611,000   10,374,230    $0.35
                                       ==========   ==========    =====      ==========   ==========    ======
Effect of Dilutive Securities -
 Stock Options                                         463,702                             1,480,337
                                                    ----------                            ----------
EPS assuming dilution - Income
 available to common stockholders
 plus assumed conversion               $4,362,000   10,852,120    $0.40      $3,611,000   11,854,567    $0.30
                                       ==========   ==========    =====      ==========   ==========    =====


                                           For the nine months ended            For the nine months ended
                                              September 30, 2005                    September 30, 2004
                                       --------------------------------      --------------------------------
                                                                   Per                                    Per
                                         Income/      Shares/     Share        Income/     Shares/       Share
                                        Numerator   Denominator   Amount      Numerator   Denominator    Amount
                                       ===========  ==========    =====      ===========  ===========    ======
Net Income                             $12,638,000                           $10,841,000
                                       ===========                           ===========
EPS - Income available to common
  stockholders                         $12,638,000  10,371,747    $1.22      $10,841,000  10,233,500     $1.06
                                       ===========                =====      ===========                 =====
Effect of Dilutive Securities
  - Stock Options                                      453,096                             1,471,257
                                                    ----------                            ----------
EPS assuming dilution - Income
 available to common stockholders
 plus assumed conversion               $12,638,000  10,824,843    $1.17      $10,841,000  11,705,064     $0.93
                                       ===========  ==========    =====      ===========  ==========     =====

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


                               For the three months   For the nine months
                                ended September 30,    ended September 30,
                               --------------------   --------------------
(In thousands)                  2005         2004       2005        2004
                               ------       ------    -------     -------
Net Income for the period      $4,362       $3,611    $12,638     $10,841
Compensation expense, net of
  tax effect                      281           32        349          96
                               ------       ------    -------     -------
Proforma net income            $4,081       $3,579    $12,289     $10,745
                               ======       ======    =======     ========

Proforma earnings per common
  share                         $0.39        $0.35      $1.18       $1.05
Proforma earnings per common
  share, assuming dilution      $0.38        $0.30      $1.14       $0.92


The fair value of each option is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                  September 30, 2005    September 30, 2004
                                  ------------------    ------------------

Dividends                                 0%                    0%
Expected volatility                    21.1%                 26.8%
Risk-free interest rate                4.24%                 2.57%
Expected life                         10 years              3 years



Note 4 - Comprehensive Income

The Corporation's total comprehensive earnings presentation is as follows:

                                    For the three         For the nine
                                     months ended         months ended
                                    September 30,         September 30,
                                   ----------------     ----------------
(In thousands)                       2005    2004         2005     2004
                                   ----------------     ----------------
Net Income                         $4,362   $3,611      $12,638   $10,841
                                   ------   ------      -------   -------
Other Comprehensive income
  (loss):
  Change in unrealized holding
    gain (losses) arising during
    the period                       (127)       9         (128)      (14)
  Income tax benefit (expense)         52       (4)          52         5
                                   ------   ------      -------   -------

  Net Other Comprehensive income
    (loss):                           (75)       5          (76)       (9)
                                   ------   ------      -------   -------
Comprehensive income               $4,287   $3,616      $12,562   $10,832
                                   ======   ======      =======   =======


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

Changes in economic conditions and real estate collateral.

At September 30, 2005, 98.8%, or $1.0 billion of the Bank's loans, including real estate loans and a majority of the Bank's SBA loans, were secured by real estate as the principal source of collateral. A worsening of economic conditions, a decline in real estate values and/or rising interest rates could have an effect on the value of real estate securing these loans and could have an adverse effect on the financial condition of the Bank.

Changes in the market interest rates and volatility of rate sensitive loans and deposits.

Changes in interest rates impact new loan demand, loan prepayment speeds, the rates received on loans and securities and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have an adverse effect on the business, financial condition and results of operations of the Corporation and the Bank.

Competitive pressures in the banking industry.

The banking business is highly competitive, and competition among financial institutions for all types of financial products and services is expected to increase. The ability of the Bank to compete in the future will depend on the nature and level of future competition.

Changes in the legislative and regulatory environment.

Banks and bank holding companies are subject to extensive supervision and regulation. The banking business is also affected by the monetary and fiscal policies of the United States government and the Federal Reserve Board. The future regulatory environment may significantly affect the Bank' business.

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

Summary of Financial Results

Total consolidated assets of $1,217.1 million at September 30, 2005, grew $136.2 million during the first nine months of 2005 compared to $1,080.9 million at December 31, 2004. Net loans totaled $1,051.5 million, an increase of $113.4 million during 2005, with $30.8 million in growth occurring within the third quarter. Cash and equivalents decreased $31.7 million, while investment securities available-for-sale increased $49.2 million during 2005. Deposits totaled $898.6 million at September 30, 2005, an increase of $107.5 million during 2005.

Net income after tax for the first nine months of 2005 equaled $12.6 million compared to $10.8 million for the comparable period in 2004, an increase of 16.6%. Net income for the third quarter of 2005 equaled $4.4 million, an increase of 20.8% when compared to net income of $3.6 million for the third quarter of 2004. Increased profit resulted primarily from growth in net interest income due to loan growth.

Net Interest Income

Net interest income (before the provision for loan losses) of $11.5 million for the third quarter of 2005 increased 15.5% from $10.0 million for the comparable period last year. This increase in net interest income resulted primarily from volume increases of $215.4 million in average earning assets for the current quarter compared to the third quarter of 2004. Average loans outstanding increased $204.2 million for the current quarter compared to the third quarter of 2004. Additionally, average investments, average funds held in interest bearing accounts and average fed funds investments increased $11.1 million during the third quarter of 2005. Average interest bearing deposits for the third quarter increased $125.4 million over the same period last year and average borrowings with the Federal Home Loan Bank increased $47.9 million.

The net interest margin equaled 3.89% during the third quarter of 2005 compared to net interest margin for the third quarter of 2004 of 4.14% and 4.20% for the year ended December 31, 2004. The yield on average loans equaled 6.84% in the third quarter compared to 6.29% for the same period last year, while the Bank's cost of funds increased to 3.07% for the third quarter of 2005 from 1.88% for the third quarter of 2004.

Several factors impact the Bank's interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loan and earning assets, non-accrual loan balances and mix of deposits and other funding sources.

Changes in Market Interest Rates

Changes in economic conditions and the actions of the Federal Reserve Board to increase or decrease the fed funds and discount rates have a direct impact on the Bank's net interest margin. The prime rate and other market indices generally move in response to Federal Reserve Board actions. During 2004, the prime rate increased 125 basis points to 5.25% at year end. During the first nine months of 2005, the prime rate increased by an additional 150 basis points to 6.75%. While short term rates have increased 200 basis points during the past twelve months, long term rates (i.e. the 10 year Treasury) have only increased by approximately 20 basis points. Changes in market interest rates and the shape of the yield curve have a complex impact on the Bank's balance sheet and net interest income. Rising short term interest rates have contributed to an increasing yield on our variable rate loans. However, combined with falling longer term rates, many borrowers are refinancing their variable rate loans into fixed rate alternatives. As a result of these market forces, rising short term interest rates, combined with a flattening yield curve, have contributed to an acceleration of loan prepayments within our adjustable rate loan portfolio. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates. We expect the present trends of increases in short term rates will continue and will have a negative effect on the Bank's earnings.

Since not all loans or deposits reprice immediately, the full impact of rate changes on the Bank's earnings is not realized immediately. The majority of SBA loans are tied to the prime rate and reprice on a calendar quarter basis. The Bank also has adjustable rate loans, mainly commercial real estate loans, which are tied to a variety of indices including the prime rate, the Eleventh District Cost of Funds Index (COFI), six-month LIBOR, the six-month constant maturity treasury (CMT) and the five-year CMT. Each of these indices reacts to changes in market interest rates at different speeds and magnitudes. The Bank also has fixed rate loans it its portfolio, the yield on which does not vary with changes in market interest rates.

Of the Bank's loan portfolio totaling $1,063.1 million at September 30, 2005, $643.2 million or 60.5% were adjustable rate loans. Of that total, approximately $308.0 million were prime-based loans, of which $94.9 million reprice when prime changes and $213.1 million reprice on a calendar quarter basis.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. In a rising rate environment, it is necessary to remain competitively priced in order to retain existing and acquire new deposit balances. The Bank has experienced an increase in loan payoffs as borrowers have refinanced their existing loans with loans at more attractive rates and terms. The Bank had $51.0 million and $164.2 million in loans pay off during the three and nine month periods ended September 30, 2005 compared to $42.7 million and $115.3 million for the same periods one year ago.

Interest rates offered on deposits have increased due to an increasing interest rate environment. The Bank has responded to the highly competitive rate environment by increasing rates, especially savings and certificate of deposit rates. The Bank had $106.0 million of Sonoma Investor Reserve accounts (money market rate deposit accounts) at September 30, 2005. The cost of these deposits equaled 1.82% during the third quarter of 2005 and 1.08% for the third quarter of last year.

The Bank had $584.7 million in time certificates of deposits at September 30, 2005. These accounts reprice at the time the certificates mature which delays the impact of rising interest rates. The Bank has offered competitive market rates for deposits when compared to other financial institutions in our area. The cost of time deposits equaled 3.37% for the third quarter of 2005 compared to 2.33% in the third quarter of 2004.

Level of Loans Relative to Deposits

The Bank's ratio of loans-to-deposits increased to an average of 119.3% in the third quarter of 2005 compared to 115.0% for the same period last year. An increase in the loan-to-deposit ratio generally has a positive impact on net interest margin.

Mix of Loans and Earning Assets

Changes in the mix of loans also impact the Bank's interest margin. The largest loan growth occurred in real estate mortgage loans growing to $784.7 million at this quarter end from $663.6 million at December 31, 2004. The yield on this category was 6.65%, which is 19 basis points lower than the yield on average loans for the quarter. The Bank has developed new loan products tied to US Treasury and LIBOR index with other favorable terms to attract new loan volume. Loan volume has increased as a result of these new products and the Bank's competitive rate structure.

Construction loans decreased slightly to $36.7 million at the end of this quarter compared to $41.1 million at December 31, 2004. Residential construction lending continues to benefit from competitive and continued low rates on residential mortgages. Construction loans generally have higher yields than other real estate loans. General economic conditions greatly influence the demand for construction loans.

SBA loans totaling $212.3 million at September 30, 2005, which generally are secured by real estate, are classified as commercial loans.
Commercial loans totaled $235.7 million at September 30, 2005 compared to $236.7 million at December 31, 2004. Under the SBA's 504 program 55% of the loan is funded by the Bank compared to 100% of loan amount under the SBA 7(a) program. The 504 loans also carry additional risks since the Bank's loan amount is not guaranteed by the SBA; however, this is mitigated by the lower loan to collateral value ratio of approximately 50%. Under the current federal government SBA 7(a) program the maximum guaranty amount was increased to $1.5 million last year, resulting in a $2 million limit on each 7(a) loan. The 7(a) loan program was approved at an authorization level of $16.5 billion last year. This provides for a more stable loan program as it eliminates the appropriation battles that have historically hampered the program resulting in periodic caps and program shut downs. The zero subsidy was achieved by increasing borrower and bank fees. Budget funds are no longer appropriated to fund the program; hence there is a zero subsidy from the government. Should the default rates within the government SBA program increase dramatically, the borrower and bank fees could rise, thereby impacting the profitability of the program for the Bank. Additional government actions may further alter the SBA program, which could have a negative impact on the Bank's profits.

Economic conditions and competition have impacted the mix of loans. The rising short term interest rate environment has contributed to an increasing yield on variable rate loans. The structure of the variable interest rate loan determines how often and how rapidly interest rates increase on loans. As longer term rates decline, refinancing activity continues to be strong as borrowers seek fixed rate loan products which will reduce their interest cost during an increasing rate environment. The Bank offers loan products tied to prime rate, U.S. Treasury rates or LIBOR which may have lower interest rates at the time of funding but reprice at a faster rate than loans tied to COFI. The Bank continues to experience strong competition for loans, which has resulted in lower loan pricing in the market place, which impacts the Bank's offering rates on new loans and negatively impacts the Bank's net interest margin.

Non-Accrual Loan Balances

Loans which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of September 30, 2005, the Bank had $1.1 million in non-accrual loans or 0.10% of total loans compared to $0.3 million or 0.03% of total loans at December 31, 2004. When a non-accrual loan pays off, or is reinstated to accrual status, the interest income is reinstated to income which has a positive effect on loan yields. The current level of non-accrual loans is considered by management to be low based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

Mix of Deposits and Other Funding Sources

The mix of funding sources determines the cost of funds for the Bank. Certificates of deposit reprice at the time the certificate matures, which delays the impact to the Bank's cost of funds in a upward interest rate market. Sonoma Investor Reserve accounts are repriced weekly at the discretion of the Bank. The impact of increasing interest rates is more immediate since all balances will earn at the higher rates at the time of a rate change. Competition also is a factor in the repricing of certain deposit products. In an increasing rate environment deposit rates are monitored to be competitive in the market place to retain existing deposits and when liquidity is needed higher rates are offered to attract new deposits to fund growth. The Bank also has a borrowing line with the Federal Home Loan Bank (FHLB) which has been used as a source of funding balance sheet growth and liquidity. The initial borrowing rates are generally below rates offered on certificates of deposits and the Bank has increased the use of this line as a way to reduce our cost of funds. As of September 30, 2005, the Bank increased borrowed funds from the FHLB to $210.4 million as compared to $161.9 million at September 30, 2004, an increase of $48.5 million.

Interest expense increased to $7.8 million in the third quarter of 2005 from $3.9 million in the third quarter of 2004. The major factors were the increase in funds borrowed from the FHLB and an increase in interest bearing deposits to fund loan growth. Variable rate advances totaled $160.2 million at September 30, 2005 as compared to $146.7million at September 30, 2004. The cost of FHLB advances increased to 3.58% during the third quarter from 1.58% for the same period last year. The increased costs associated with the FHLB advances is not only the result of an increase of $13.5 million in the amount of prime rate based advances, but also the result of the 200 basis point increase in the prime rate during the last twelve months. As the prime rate increases or decreases, the cost related to these advances will increase or decrease accordingly. In addition, the average cost of interest bearing deposits increased to 2.93% from 1.95% when comparing the third quarter of 2005 to the third quarter of 2004. The following is an analysis of the net interest margin:



                                                           Three months ended          Three months ended
                                                           September 30, 2005          September 30, 2004
                                                       ------------------------------------------------------
                                                       Average               Yield/   Average            Yield/
(dollars in thousands)                                 Balance     Interest   Cost    Balance  Interest   Cost
                                                       ----------  --------  -----   --------  --------  -----
Earning assets (1)                                     $1,174,180  $19,296   6.52%   $958,783  $13,904   5.77%
Interest bearing liabilities                            1,004,839    7,772   3.07%    831,516    3,924   1.88%
                                                                   -------                     -------
Net interest income                                                $11,524                     $ 9,980
                                                                   =======                     =======
Net Interest income to earning assets                                        3.89%                       4.14%
                                                                             =====                       =====

(1)  Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.



                                                            Nine months ended              Nine months ended
                                                           September 30, 2005             September 30, 2004
                                                           ----------------------------------------------------
                                                       Average               Yield/   Average            Yield/
(dollars in thousands)                                 Balance     Interest   Cost    Balance   Interest  Cost
                                                       ----------  --------  -----    --------  -------- ------
Earning assets (1)                                     $1,133,503   $54,101  6.38%    $904,800  $39,362   5.81%
Interest bearing liabilities                              973,873    20,120  2.76%     785,891   10,731   1.82%
                                                                    -------                     -------
Net interest income                                                 $33,981                     $28,631
                                                                    =======                     =======
Net Interest income to earning assets                                        4.01%                        4.23%
                                                                             =====                        =====


(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 2005 and 2004. Changes not solely attributable to rate or volume have been allocated to rate.

                                                For the three months ended
                                                 September 30, 2005 over
                                                    September 30, 2004
                                             -----------------------------
(dollars in thousands)                       Volume   Yield/Rate   Total
                                             -------  ----------  -------
Increase (decrease) in interest income:
  Loans                                      $3,318    $1,405      $4,723
  Investment securities and other interest
    bearing investments                         410        15         425
  Federal funds sold                           (100)      344         244
                                             -------   -------    -------
Total increase                                3,628     1,764       5,392
                                             =======   =======    =======
Increase in interest expense
  Interest-bearing transaction accounts          98       461         559
  Time deposits                                 526     1,515       2,041
  Other borrowings                              191     1,057       1,248
                                             -------   -------    -------
Total increase                                  815     3,033       3,848
                                             -------   -------    -------
Increase (decrease) in net interest income   $2,813   ($1,269)     $1,544
                                             =======   =======    =======

                                                For the nine months ended
                                                  September 30, 2005 over
                                                    September 30, 2004
                                             -----------------------------
(dollars in thousands)                       Volume   Yield/Rate   Total
                                             -------  ----------  --------
Increase (decrease) in interest income:
  Loans                                      $10,209    $2,781     $12,990
  Investment securities and other
    interest bearing investments                 517        38         555


  Federal funds sold                              18     1,176       1,194
                                             -------   --------    -------
Total increase                                10,744     3,995      14,739
                                             -------   --------    -------
Increase in interest expense
  Interest-bearing transaction accounts          249     1,134       1,383
  Time deposits                                1,480     2,918       4,398
  Other borrowings                               758     2,850       3,608
                                             -------   --------    -------
Total increase                                 2,487     6,902       9,389
                                             -------   --------    -------
Increase (decrease) in net interest income   $ 8,257   ($2,907)    $ 5,350
                                             =======   ========    =======

Provision for Loan Losses

The provision for loan losses for the three and nine months ended September 30, 2005, amounted to $0.6 million and $1.7 million compared to $0.5 million and $1.0 million for the same time periods last year. The provision was based upon the overall growth in the loan portfolio and the level of nonperforming loans at the end of the current quarter. For further discussion see Allowance for Loan Losses.

Non-Interest Income

Other income is derived primarily from service charges, SBA loan sales and SBA loan servicing. Other income increased to $1.2 million from $1.0 million when comparing the third quarter of 2005 to the third quarter of 2004. The majority of the increase is a result of increased volume in SBA loan sales during the third quarter as compared to the third quarter of 2004.

The following table sets forth non-interest income by category for the periods indicated.

                                           Three months       Nine months
                                              ended              ended
                                          September 30,      September 30,
                                        ---------------    ---------------
(in thousands)                            2005     2004      2005     2004
                                        ---------------    ---------------
Gains on loan sales                     $  803     $594    $2,168   $1,294
Service charges on deposits                115       96       368      348
Other Service charges                       52       53       176      158
Loan servicing fees                        113      114       308      301
Income on insurance policies                24       24        72       92
Gain on OREO sales                           -        -         -      183
Other                                       59       84       106      171
                                        ------     ----    ------   ------
Total Other Income                      $1,166     $965    $3,198   $2,547
                                        ======     ====    ======   ======


The increase in gains on the sale of the guaranteed portion of SBA loans results from the increase in the volume of loan sales with $8.5 million and $21.0 million sold during the three and nine month periods in 2005 compared to $4.1 million and $11.4 million during the same periods in 2004. The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The average percent gain on sales in the third quarter of 2005 equaled 9.5% compared to 11.3% for the third quarter of 2004. Premiums on loan sales are market driven based upon factors such as rate of prepayments of SBA loans experienced throughout the country. There is no guarantee that premiums will continue at the current level.

SBA servicing fees are based on loan payments and payoffs received on the sold potion of SBA loans, and therefore, vary from quarter to quarter. The Bank's average SBA loan portfolio serviced was $59.4 million in the third quarter of 2005 compared to $53.1 million for the same period last year. The serviced portfolio reflects SBA loan payoffs and volume of new sales during the period.

There can be no assurances that the SBA program will continue to generate significant amounts of other non-interest income in the future.
Governmental actions may alter the SBA program at any time, which could have a negative impact on the Bank's profits.

The Bank did not hold any OREO property during 2005 and therefore there were no OREO sales during the three and nine month periods. During the first nine months of 2004 the Bank took possession of property as a result of a loan foreclosure. This property was sold at a gain of $0.2 million during the first quarter of 2004.

Non-Interest Expenses

For the third quarter of 2005, non-interest expense totaled $4.7 million, an increase of 7.9% from $4.4 million for the third quarter last year. The following table outlines the components of non-interest expense for the periods indicated:


(In thousands)                                   Three months
                                                   Ended
                                                September 30,   Percentage
                 Expense Item                    2005    2004    Change
                                                --------------  ----------
Salaries & Employee Benefits                    $2,914  $2,711      7.5  %
Occupancy                                          501     364     37.6
Equipment                                          287     266      7.9
Advertising/Business Development/Donations         202     168     20.2
Outside Customer Services                          113     100     13.0
Director & Shareholder expenses                    141     127     11.0
Deposit and Other Insurance                        130     121      7.4
Postage & courier expenses                          96      86     11.6
Professional Fees                                   43     161    (73.3)
Stationery & Supplies                               92      81     13.6
Telephone expense                                   62      48     29.2
Loan expenses                                       26      26      0.0
Other                                               95      97     (2.1)
                                                ------  ------   ---------
Total                                           $4,702  $4,356      7.9  %

                                                ======  =======



(In thousands)                                   Nine months
                                                    Ended
                                                September 30,   Percentage
           Expense Item                          2005    2004     Change
                                              ----------------  ----------
Salaries & Employee Benefits                  $ 8,399  $ 7,486     12.2  %
Occupancy                                        1,403   1,008     39.2
Equipment                                          855     682     25.4
Advertising/Business Development/Donations         642     471     36.3
Outside Customer Services                          283     273      3.7
Director & Shareholder expenses                    476     290     64.1
Deposit and Other Insurance                        392     345     13.6
Postage & courier expenses                         299     246     21.5
Professional Fees                                  456     354     28.8
Stationery & Supplies                              256     225     13.8
Telephone expense                                  173     137     26.3
Loan expenses                                      112      75     49.3
Other                                              339     255     33.5
                                               -------  -------  ---------
Total                                          $14,085  $11,847    18.9  %

                                               =======  =======


Most of the Bank's expense categories increased as a result of Bank expansion and the addition of four new branches opened during the past twelve months. The Bank opened a branch in San Rafael during the third quarter of 2004, a branch in Walnut Creek during the first quarter of 2005, a branch in Petaluma during the second quarter of 2005 and a branch in Concord in July 2005. Additionally, the Bank relocated its lending functions and certain administrative departments to a larger location in Santa Rosa during the second quarter of 2004. Also during 2004, premises for the Bank's operations center were expanded. In addition to increases in the categories mentioned below, increases in postage & courier, stationery & supplies and telephone expenses grew due to Bank expansion.

The increase in salaries and employee benefits is due primarily to an increase in staffing levels, with the Bank's full time equivalent employees increasing to 166 at September 30, 2005 compared to 151 at September 30, 2004. The increase in the number of full time equivalent employees is primarily caused by additional staff hired for the new branches. Personnel costs are also impacted by annual salary increases, incentives based upon production goals and changes in insurance and benefit costs.

Occupancy and equipment expenses increased due to the expansion discussed above. Occupancy expenses will continue to increase as, and if, the Bank continues to expand. Equipment expense will continue to increase as the Bank continues to upgrade computer equipment.

Advertising, business development and donations increased due to the additional publicity necessary to promote the Bank's expansion to new locations and the opening of additional branches.

Regulatory assessments and FDIC insurance costs grew due to the increase in deposits. There is no assurance that regulatory assessments will continue at the current low level. The cost of other insurance was higher due to expansion, increases in coverage and insurance rates.

Professional fees increased due to legal costs, consulting costs for our internal controls review, and accounting costs associated with SEC reporting and compliance with new regulations, such as the Sarbanes Oxley Act. Audit or review services are contracted by the Audit Committee and are performed on a varying schedule with most of the audit fees occurring during the first quarter. During the third quarter of 2005, a reimbursement of $51,000 was received for previously expensed legal fees. Additionally, during the third quarter 2004, professional fees were higher than normal due to a review of the Company's stock options. It is expected that the cost of professional services will continue to increase with the expansion of the Bank and new regulations.

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

Included in shareholder and director expenses are directors' fees for attending Board, Loan Committee, ALCO, Executive Committee and Audit Committee meetings. The cost of the Corporation's annual report, transfer agent fees, the cost related to the Company's NASDAQ listing and other costs of communicating with shareholders are also included in this expense category.

Loan expenses vary depending upon the level of problem loans and the use of contracted loan services to assist staff during periods of high loan production. The Bank generally charges for direct costs associated with loan originations. During the first nine months of 2005, the Bank incurred higher loan related expenses as a result of increased loan production and an increase of $.8 million in the level of non-accrual loans. Additionally, during 2005 the Bank recorded $19,000 related to the allowance for unfunded loan commitments, where there was no similar accrual during the first nine months of 2004.

Other expenses decreased slightly during the third quarter of 2005 to $95,000 compared to $97,000 one year ago. Costs related to publications and subscriptions, business travel costs and operational losses are included in this category.

Income Taxes

The effective tax rate was 41.0% for the third quarter of 2005, compared to 40.9% for the third quarter of 2004. The effective tax rate is affected by several factors which include apportionment ratios between states, the enterprise zone deduction and applicable tax rates.

Liquidity and Investment Portfolio

Liquidity is a bank's ability to meet possible deposit withdrawals, to meet loan commitments and increased loan demand, and to take advantage of other investment opportunities as they arise. The Bank's liquidity practices are defined in both the Asset and Liability Policy and the Investment Policy. These policies define acceptable liquidity measures in terms of ratios to total assets, deposits, liabilities and capital. See the Consolidated Statements of Cash Flows contained in Item 1. Financial Statements.

Cash and due from banks, federal funds sold and interest bearing deposits totaled $84.8 million or 7.0% of total assets at September 30, 2005, compared to $116.5 million or 10.8% of total assets at December 31, 2004. The Bank purchased $50.0 million in investment securities during the third quarter of 2005 which reduced the level of federal funds sold. The investment securities purchased during the third quarter bear a slightly higher yield when compared to the yield earned on federal funds sold. Deposits increased 5.4% to $898.6 million during the third quarter of 2005. In an effort to fund projected loan growth, the Bank continues to offer special rates on time deposits to attract new deposits. Management may continue to borrow from the FHLB to fund loan growth if FHLB borrowing rates are favorable over comparable current rates offered on time deposits. Additionally, the Bank may continue to borrow from the FHLB in order to assure that targeted liquidity levels are met. These short term borrowings are invested in federal funds sold. On September 30, 2005, the Bank borrowed $25.0 million for three days.

The Bank considers the unsold guaranteed portion of 7(a) SBA loans as a secondary source of liquidity. There is an established market for these loans and a sale transaction can typically be completed within 30 days. As of September 30, 2005, the Bank held $141.7 million in SBA guaranteed loans which could be sold for additional liquidity.

At September 30, 2005, the Bank had unused federal funds lines of credit totaling $26.0 million. The Bank also has a credit line with the Federal Home Loan Bank which is based upon the value of collateral (investments and loans). At September 30, 2005, the Bank had collateral pledged which would allow the Bank to borrow up to $327.1 million. The FHLB will permit the Bank to borrow up to 25% of the Bank's total assets provided that adequate collateral has been pledged to the FHLB. At September 30, 2005, the Bank had borrowed $210.4 million, which left $116.7 million available to borrow. Management believes this amount of secondary liquidity is adequate to meet any cash demands that may arise.

At present, the Corporation's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency. At September 30, 2005, the Corporation had non-interest and interest bearing cash balances of $10.8 million, which management believes is adequate to meet the Corporation's operational expenses.

The Corporation and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the third quarter of 2005, deposits increased to $898.6 million compared to $791.0 million at the end of the year.

The following table outlines the components of deposits on the dates indicated:

(in thousands)                                 September 30,  December 31,
                                                   2005           2004
                                               -------------  ------------
Non-interest bearing demand deposits             $ 91,277       $ 72,156
Interest bearing transaction accounts             222,558        210,959
Time certificates, $100,000 and over              273,578        228,838
Other time certificates                           311,141        279,072
                                                 --------       --------
Total                                            $898,554       $791,025
                                                 ========       ========


Demand deposits and interest bearing transaction account balances vary depending upon the activity of customers. Approximately 51% of these accounts are business accounts which tend to be more volatile than consumer deposits. Money market accounts, which are included in interest bearing transaction accounts, are a limited transaction account with a discretionary rate set by management. The Bank has tried to remain competitive without offering the highest rates, which has made retention of these accounts more challenging as market rates continue to increase. In September 2004, the Bank offered a new saving product at a more competitive rate and was successful in attracting new money into that account. Many depositors continue to retain funds in transaction accounts rather that locking in time certificate rates even though rates on time certificates have improved due to the increasing interest rate market. These funds are also more volatile and fluctuate during various business cycles. During 2005, deposit totals increased $107.5 million to $898.6 million, an increase of 13.6% over $791.0 million at December 31, 2004. Included in this deposit growth is $49.6 million related to the opening of the San Rafael branch in the third quarter of 2004, the Walnut Creek branch in the first quarter of 2005, the West Petaluma branch opening in the second quarter of 2005 and the Concord branch opening during the third quarter of 2005.

Certificates of deposit totaled $584.7 million at September 30, 2005, an increase of 15.1% over $507.9 million at December 31, 2004. The Bank continued to offer time deposit promotions during this quarter. Competition has increased with a new community bank opening during the first quarter of 2005 and other competitors offering similar rates and products, which has made it more challenging to attract new deposits.

The interest rate environment and the increased competition have made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and has offered attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $1,051.5 million at September 30, 2005 compared to $938.1 million at December 31, 2004, increasing 12.1% over year end and 20.8% over the September 30, 2004 balance of $870.1 million. While the Bank continues to benefit from strong loan demand, impacting the level of loan growth was $51.0 million and $164.2 million in loan payoffs during the three and nine months of 2005. The following is an analysis of the loan portfolio.



          Type of Loan                     September 30,      December 31,
         (in thousands)                        2005              2004
                                          ---------------    -------------
Real estate - mortgage                    $   784,740            $663,620
Real estate - construction                     36,742              41,145
Commercial loans                              235,734             236,718
Consumer installment loans                      5,861               6,193
                                          ------------           ---------
                                            1,063,077             947,676
Deferred loan fees and discount                (1,452)               (853)
Allowance for loan losses                     (10,149)             (8,719)
                                          ------------           ---------
Total                                     $ 1,051,476            $938,104
                                          ============           =========


The SBA loan program continues to be a popular program; however, competition remains very strong in our market areas. At September 30, 2005, total SBA (7a) guaranteed loans equaled $212.3 million, net of $64.0 million in SBA loans sold and being serviced by the Bank. The majority of the Bank's SBA loans are secured by real estate; however, they are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, except they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. The federal government SBA 7(a) program is now operating at a zero subsidy thereby removing the budget considerations at the government level. With a $16.5 billion dollar government authorization level, the program will not be subject to any limitations on funding. Major changes to the default rates and subsequent subsidy calculation could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans which could be sold in the secondary market was $141.7 million at September 30, 2005 compared to $142.6 million at September 30, 2004.

The Bank continues to emphasize commercial and real estate lending. At September 30, 2005, 22.2% of the loans held for investment were commercial loans and 77.3% were commercial and residential real estate and construction loans, compared to 25.0% and 74.4% respectively at December 31, 2004. The Bank has continued to grow its commercial and commercial real estate portfolio through its reputation as an experienced business and real estate lender which facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-75% loan to value ratios.
Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. At September 30, 2005, 98.8%, or $1,048.8 million of the Bank's loans, including real estate, and a majority of the Bank's SBA loans were secured
by real estate as the principal source of collateral.   A decline in real
estate values and/or demand, a worsening of economic conditions or a natural disaster could potentially have an adverse impact on the value of collateral, on the loan portfolio, and on the financial condition of the Bank.

Construction loans totaled $36.7 million at September 30, 2005, compared to $41.1 million at December 31, 2004. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.

The Bank offers residential equity lines of credit on a limited basis. The Bank has a small portfolio of consumer loans which equaled 0.6% of the total loan portfolio at September 30, 2005 and 0.8% at December 31, 2004.

Allowance for Loan Losses

The allowance for loan losses equaled $10.1 million at September 30, 2005, compared to $8.7 million at December 31, 2004. At September 30, 2005, the allowance for loan losses equaled 1.1% of loans (net of the guaranteed portion of SBA loans). The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At September 30, 2005, there was one loan on non-accrual totaling $1.1 million, which is collateralized by real estate. There were no loans past due 90 days or more. Loans past due 30 to 89 days totaled $5.0 million with $4.9 million of that amount collateralized by real estate. At December 31, 2004, the Bank had $0.3 million in non-accrual loans and $0.8 million in loans past due 90 or more days and still accruing interest. Past due 30 to 89 days totaled $5.4 million at December 31, 2004.

During the third quarter of 2005, there were no loans charged off and there were no recoveries on loans previously charged off. The Bank continues to have a low charge off experience compared to industry standards but there can be no assurances that this will continue or that the Bank will not experience loan losses. The following is an analysis of the activity in the allowance for loan losses for the periods indicated:


                                         Three months        Nine months
                                            ended               ended
                                         September 30,       September 30,
(In thousands)                               2005                2005
                                         -------------      --------------
Balance - Beginning of period               $ 9,549              $ 8,719
  Reclassification to other liabilities           -                 (220)
  Provision for loan losses                     600                1,650
  Charge offs                                     -                    -
  Recoveries                                      -                    -
                                            -------              --------
Balance - End of period                     $10,149              $10,149
                                            =======              ========


Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At September 30, 2005, the Bank was considered "well capitalized." The capital ratios for the Bank and the Corporation are presented in the following table.

                                           Sonoma National Bank                Northern Empire Bancshares
                                 September  30, 2005  December 31, 2004   September  30, 2005  December 31, 2004
                                 -------------------  -----------------   -------------------  -----------------
Tier 1 leverage ratio                   7.6%                 7.6%                 8.5%               8.6%
Tier 1 risk-based capital ratio         9.9%                 9.7%                11.1%              11.1%
Total risk based capital ratio         11.0%                10.8%                12.2%              12.1%



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


        Change in                Estimated           Estimated Change in
      Interest Rate        Net Interest Income       Net Interest Income
      (basis points)          (in thousands)            (in thousands)
      --------------       -------------------       -------------------
          +200                   $42,738                    ($1,488)
          +100                    43,809                       (418)
      Base Scenario               44,226                          -
          -100                    44,344                        118
          -200                    44,745                        518



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

The following schedule represents interest rate sensitivity profile as of September 30, 2005 of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.


                                                                Over 3      Over 1     Non-rate
                                                                months       year     Sensitive
               Balance Sheet                      Through 3     through     through    or Over
              (in thousands)                        months      1 year      5 years    5 years        Total
                                                  ----------   ----------   --------   ----------   -----------
                Assets
Fed funds sold & certificates of deposit           $ 59,293                                         $   59,293
Investment securities                                           $ 49,193    $  1,076    $ 11,925        62,194
Loans (net of discounts)                            207,826      462,387     388,010       3,402     1,061,625
Non interest-earning assets
  (net of allowance for loan losses)                                                      33,989        33,989
                                                  ----------   ----------   --------    --------    ----------
                                                   $267,119     $511,580    $389,086    $ 49,316    $1,217,101
                                                  ==========   ==========   ========    ========    ==========
    Liabilities & Shareholders' Equity
Time Deposits $100,000 and over                    $ 64,294     $203,739    $  5,545                $  273,578
All other interest-bearing liabilities              338,104      392,997      12,794    $    193       744,088
Non interest bearing liabilities                                                          96,760        96,760
Shareholders' Equity                                                                     102,675       102,675
                                                   ---------   --------    --------    ---------    ----------
                                                   $402,398    $596,736    $ 18,339     $199,628    $1,217,101
                                                   ========    ========    ========     ========    ==========
Interest Rate Sensitivity (1)                     ($135,279)  ($ 85,156)   $370,747    ($150,312)
Cumulative Interest Rate Sensitivity              ($135,279)  ($220,435)   $150,312           $0


Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.

ITEM 4.   Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Corporation which is required to be included in the Corporation's periodic Securities and Exchange Commission filings. No change in internal control over financial reporting, as defined in Securities and Exchange Act Rule 13a-15(f), occurred during the fiscal quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect the Corporation's internal control over financial reporting.



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

  (10)   (a)  Indemnification Agreement between Sonoma National Bank and
              Kevin E. Carinalli dated September 27, 2005.

         (b) Indemnification Agreement between Sonoma National Bank and Michael J. Wright dated September 27, 2005.

         (c) Indemnification Agreement between Northern Empire Bancshares and Deborah A. Meekins dated September 27, 2005.

         (d) Amendment No. 1 to Indemnification Agreement between Northern Empire Bancshares and Clement C. Carinalli dated September 27, 2005.

         (e) Amendment No. 1 to Indemnification Agreement between Northern Empire Bancshares and Patrick R. Gallaher dated September 27, 2005.

         (f) Amendment No. 1 to Indemnification Agreement between Northern Empire Bancshares and William E. Geary dated September 27, 2005.

         (g) Amendment No. 1 to Indemnification Agreement between Northern Empire Bancshares and Dennis R. Hunter dated September 27, 2005.

         (h) Amendment No. 1 to Indemnification Agreement between Northern Empire Bancshares and James B. Keegan dated September 27, 2005.

         (i) Amendment No. 1 to Indemnification Agreement between Sonoma National Bank and Clement C. Carinalli dated September 27, 2005.

         (j) Amendment No. 1 to Indemnification Agreement between Sonoma National Bank and Patrick R. Gallaher dated September 27, 2005.

         (k) Amendment No. 1 to Indemnification Agreement between Sonoma National Bank and William E. Geary dated September 27, 2005.

         (l) Amendment No. 1 to Indemnification Agreement between Sonoma National Bank and Dennis R. Hunter dated September 27, 2005.

         (m) Amendment No. 1 to Indemnification Agreement between Sonoma National Bank and James B. Keegan, Jr.dated September 27, 2005.

         (n) Amendment No. 1 to Indemnification Agreement between Sonoma National Bank and Deborah A. Meekins dated September 27, 2005.

         (o) Amendment No. 1 to Indemnification Agreement between Sonoma National Bank and David F. Titus dated September 27, 2005.

  (31)        Rule 13a-14(a)/15d-14(a) Certifications

  (32)        Section 1350 Certification



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NORTHERN EMPIRE BANCSHARES

        November 7, 2005
Date:   -------------------


  /s/Deborah A. Meekins                     /s/ Jane M. Baker
 ---------------------------                -------------------------
Deborah A. Meekins                          Jane M. Baker
President and Chief Executive Officer       Chief Financial Officer