Form 10-Q/A
period 2005-03-31
NORTHERN EMPIRE BANCSHARES
filed 2005-11-30
CIK 746253

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                          FORM 10-Q/A
                         AMENDMENT NO. 1


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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:  Common Stock, no par value. Outstanding shares as of
 November 28, 2005:    10,397,981



EXPLANATORY NOTE:   Northern Empire Bancshares is filing this Amendment
No. 1 to its quarterly report on Form 10-Q for the quarter ended March 31, 2005, as filed on May 10, 2005 for the purpose of re-filing Exhibit 31 to such Form 10-Q. Exhibit 31 is being re-filed to correct inadvertent errors in the language of the officer certifications required by Rule 13a-14(a)/15d-14(a). Those officer certifications included as Exhibit 31 with the initial filing inadvertently omitted, in the recital to paragraph 4, the phrase "and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)" and used the term "internal controls" rather than "internal control." These errors have been corrected in Exhibits 31.1 and 31.2 filed with this Amendment No. 1. Because no financial statements are filed with this Amendment No. 1: (a) Paragraph 3 of the certifications has been omitted; and (b) the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have not been included.

Except for the amendment described above, this Amendment No. 1 to Form 10-Q does not modify or update any other information in or exhibits filed with the Form 10-Q filed on May 10, 2005.


                       PART II

ITEM 6.    Exhibits

     The following Exhibits are filed with this Amendment No. 1 to Form 10-Q:

     31.1   Rule 13a-14(a)/15d-14(a) Certification of Deborah A. Meekins

     31.2   Rule 13a-14(a)/15d-14(a) Certification of Jane M. Baker








SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NORTHERN EMPIRE BANCSHARES


Date: November 29, 2005

/s/ Deborah A. Meekins                    /s/ Jane M. Baker
----------------------                    -----------------
Deborah A. Meekins                        Jane M. Baker
President and Chief Executive Officer     Chief Financial Officer


                                                  Exhibit 31.1
            Rule 13a-14(a)/15d-14(a) Certification

I, Deborah A. Meekins, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northern Empire Bancshares;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

   a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 29, 2005

     Signature /s/ Deborah A. Meekins
               ----------------------
               Deborah A. Meekins, President
               and Chief Executive Officer





                                                  Exhibit 31.2
           Rule 13a-14(a)/15d-14(a) Certification

I, Jane M. Baker, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Northern Empire Bancshares;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
   (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);



   a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 29, 2005

     Signature /s/ Jane M. Baker
               ------------------
     Jane M. Baker, Chief Financial Officer