Form 10-Q/A
period 2005-09-30
NORTHERN EMPIRE BANCSHARES
filed 2005-11-30
CIK 746253

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



EXPLANATORY NOTE:   Northern Empire Bancshares is filing this Amendment
No. 1 to its quarterly report on Form 10-Q for the quarter ended September 30, 2005, as filed on November 7, 2005 for the purpose of re-filing Exhibit 31 to such Form 10-Q. Exhibit 31 is being re-filed to correct inadvertent errors in the language of the officer certifications required by Rule 13a-14(a)/15d-14(a). Those officer certifications included as Exhibit 31 with the initial filing inadvertently omitted, in the recital to paragraph 4, the phrase "and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)" and used the term "internal controls" rather than "internal control." These errors have been corrected in Exhibits 31.1 and 31.2 filed with this Amendment No. 1. Because no financial statements are filed with this Amendment No. 1: (a) Paragraph 3 of the certifications has been omitted; and (b) the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have not been included.

Except for the amendment described above, this Amendment No. 1 to Form 10-Q does not modify or update any other information in or exhibits filed with the Form 10-Q filed on November 7, 2005.


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


NORTHERN EMPIRE BANCSHARES

Date:  November 29, 2005

/s/ Deborah A. Meekins                         /s/ Jane M. Baker
---------------------------                   ----------------------
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