Form 10-K
period 2005-12-31
NORTHERN EMPIRE BANCSHARES
filed 2006-03-16
CIK 746253

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

         [X]  ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended December 31, 2005

       [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
             For the transition period from       to

                     Commission File Number 0-51318

                       NORTHERN EMPIRE BANCSHARES
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)

CALIFORNIA                                                      94-2830529
-------------------------------     --------------------------------------
(State or other jurisdiction of (I.R.S.Employer Identification Number) incorporation or organization)

                            801 Fourth Street
                      Santa Rosa, California 95404
                ----------------------------------------
                (Address of principal executive offices)

                             (707) 579-2265
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act:
                       Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.    Yes    X No
                                             ----     ----
Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.     Yes     X No
                                            ----      ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No.
                                                             ----    ----
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:
Large accelerated filer [ ]                Accelerated filer [X]
Non-accelerated filer   [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).      Yes   X  No
                                    ----     ----
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:$271,013,000 as of June 30, 2005. Shares held by directors and executive officers have been excluded from the foregoing calculation in that such persons may be deemed to be "affiliates." Such determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 10,406,430 shares, as of February 28, 2006.

                  DOCUMENTS INCORPORATED BY REFERENCE:
Definitive Proxy Statement for Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2005: Incorporated by reference into Part III of this Form 10-K.





                            TABLE OF CONTENTS




          Part I

Item 1.   Business

Item 1A.  Risk Factors

Item 1B.  Unresolved Staff comments

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

Item 13.  Certain Relationships and Related Transactions

Item 14.  Principal Accounting Fees and Services

          Part IV

Item 15.  Exhibits, Financial Statement Schedules




                                 PART 1


Forward-Looking Statements

The discussion of certain matters in this report may constitute "forward-looking statements" as defined in section 27A of the Securities Act of 1933, and section 21E of the Securities Exchange Act of 1934, which includes statements such as projections, plans, objectives and assumptions about the future, and such forward-looking statements are subject to the safe harbor created by these sections. Although the Corporation and the Bank have based their plans and projections on certain assumptions, there can be no assurances that such assumptions will be correct, or that their plans and projections can be achieved. Actual results, amounts and events may differ significantly from those expected to occur, and many factors, risks and uncertainties might cause such a difference, including economic conditions, changes in interest rates, competition from other financial institutions and other factors discussed in this report. For a discussion of these factors, risks and uncertainties, see Item 1A, "Risk Factors." Northern Empire Bancshares does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or developments.

ITEM 1.         Business

         Available Information

The Corporation electronically files the following reports with the SEC:
Form 10-K (annual report), Form 10-Q (quarterly report), and Form 8-K (current report). The Corporation may also file additional reports and/or forms with the SEC. The SEC maintains an internet website,www.sec.gov., at which all electronic filings can be accessed. Information regarding the Corporation and the Bank may be found at the Bank's website, www.snbank.com. A direct link to Northern Empire Bancshares' reports filed with the SEC is located under "Investor Relations" section on the website. Paper copies of the reports filed with the SEC may also be obtained free of charge by contacting Jane Baker at the Corporation at 3558 Round Barn Blvd., Suite 300, Santa Rosa, California 95403 or by telephone
(707) 591-9000.

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

The Bank was organized as a national banking association on March 27, 1984 and commenced operations on January 25, 1985. It currently has eleven banking offices operating in Sonoma, Marin and Contra Costa Counties, California.

During 2005, the Bank received approval from the Comptroller of the Currency ("Comptroller") to open its twelfth branch. The Bank has entered into a lease agreement for this new branch, which is to be located inside Safeway in downtown Healdsburg. This branch is scheduled to open during late Spring 2006.

As a national bank, the Bank is subject to supervision, regulation and regular examination by the Comptroller. The deposits of the Bank are insured by the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and the regulations thereunder. See, "Supervision and Regulation."

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

         Market Area

The Bank's primary market area and source of most of its loan business is Sonoma County, the greater Bay Area in California, and Arizona (mainly in the area surrounding Phoenix). The Bank has expanded its lending territory for construction loans, commercial real estate loans and loans made under the programs of the SBA. The Bank has loan production facilities in Phoenix, Arizona and San Rafael, Sacramento, and Walnut Creek, California. The primary market area for deposit business is Sonoma and Marin Counties. There has been recent expansion into Contra Costa County with the opening of branches in Walnut Creek and Concord during 2005.

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

As of June 30, 2005, the Federal Deposit Insurance Corporation reported that there are approximately 22 banks with operations in Sonoma County, approximately 20 banks with operations in Marin County and approximately 33 banks with operations in Contra Costa County. The entry of independent banks or the expansion of major banks in the Bank's service area may adversely affect the Bank's ability to compete.

Savings and loans, credit unions and money market funds have provided significant competition for banks with respect to deposits. Other entities, both governmental and private, seeking to raise capital through the issuance and sale of debt or equity securities, also provide competition for the Bank in the acquisition of deposits. The trend of federal and state legislation has significantly increased competition between banks and other financial institutions for both loans and deposits and is expected to continue to do so in the future. In particular, the Gramm-Leach-Bliley Act enacted in 1999 authorizes affiliations among banks, insurance companies and securities firms and has increased competition among financial institutions with respect to all types of financial products and services. Changes in technology and the pace of consolidation among financial services providers also contribute to the increasingly competitive environment.

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

As of June 30, 2005, the Federal Deposit Insurance Corporation reported that there are approximately 123 banking offices and offices of savings and loan associations in the Sonoma County market area and a substantially greater number of such offices in the greater Bay Area, including offices of major chain banks, of smaller independent banks and savings and loan associations. The Bank attempts to compete by offering personalized and specialized services to its customers. In the Sonoma County market area, the Bank's promotional activities emphasize the advantages of doing business with a locally owned, independent institution attuned to the particular needs of the community, and as such, the Bank maintains a 9% market share. As the Bank's entrance into the Marin and Contra Costa counties is relatively recent, the market share in those communities is ..4% and .08%, respectively.

When making SBA loans, the Bank experiences strong competition from other SBA lenders throughout California and Arizona. Most of our local SBA competitors also have Preferred Lender status from the SBA, and they are at times, more willing to offer more attractive rates or terms on SBA loans than the Bank can. We expect this trend to continue. SBA lending will continue as a primary focus of the Bank but there can be no assurance that the Bank will continue to increase its SBA loan portfolio or continue to make or sell a significant number of SBA loans.

Further information, including certain statistical information, concerning the Bank and the Corporation is provided at "Item 7-Management's
Discussion and Analysis of Financial Condition and Results of Operation".

Employees

At December 31, 2005 the Bank had 150 full-time and 35 part-time employees.

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

The Corporation's common shares are registered under Section 12(g) of the Securities Exchange Act of 1934, the Corporation files annual, quarterly and current reports with the Securities and Exchange Commission, and it is subject to other requirements of the Exchange Act and the Securities and Exchange Commission regulations thereunder.

(a) Sarbanes-Oxley Act of 2002. President Bush signed the Sarbanes-Oxley Act of 2002 into law on July 30, 2002. This new legislation establishes a comprehensive framework that affects the corporate governance and reporting requirements of companies that file reports with the Securities and Exchange Commission and provides accounting oversight of the accounting firms that audit them. Among other things, the Sarbanes-Oxley Act:

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

Based on its capital position at December 31, 2005, the Bank is considered well capitalized.

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

The capital totals of the Corporation and the Bank, as of December 31, 2005, exceeded the amounts of capital required under the regulatory guidelines to be well capitalized as shown in Footnote 13 to the Financial Statements, entitled Regulatory Capital Requirements, Item 8.

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


ITEM 1A.    Risk Factors

Many factors, risks and uncertainties could cause the actual results, amounts or events to differ materially from those the Corporation and the Bank expect to achieve or occur, and investors should carefully consider these as well as all of the other information in this Report in making an investment decision. If any of the factors, risks, and uncertainties, described below, were to occur, the financial condition of the Company and the Bank could be materially and adversely affected, impacting the value of the Company's shares. There may also be additional risks and uncertainties which could adversely affect the Company and the Bank.

   Changes in economic conditions and decline in the value of real estate collateral. At December 31, 2005, $1.1 billion, or 97.9% of the Bank's loans, including real estate loans and a majority of the Bank's SBA loans, were secured by real estate as the principal source of collateral. A worsening of economic conditions, a decline in real estate values and/or rising interest rates would have an adverse effect on the value of real estate securing these loans and would have an adverse effect on the financial condition of the Bank.
   The banking authorities have recently proposed a Guidance, entitled Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, which will apply, if adopted, to institutions, like the Bank which have a high concentration of real estate and related loans in their portfolio. The proposed Guidance provides that such institutions may be required in the future to maintain higher capital ratios than other institutions with lower such concentrations. If the proposed Guidance is adopted, the Bank will be subject to increased regulatory oversight and guidance. While the Company and the Bank are well capitalized under current policies of the banking authorities, they could become subject to higher capital requirements under the proposed Guidance.

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

   Changes in the U.S. Small Business Administration (SBA) program. The Bank makes a significant portion of its commercial loans through the U.S. Small Business Administration program, which guarantees a portion of such loans, and the Bank generates income through the sale of such loans. Changes in the Small Business Administration program could have an adverse effect on the Bank's business and specifically on its ability to generate income through the sale of SBA loans.

   Changes in the market interest rates and volatility of rate sensitive loans and deposits. Changes in interest rates impact the demand for new loans, loan prepayment speeds, the rates received on loans and securities and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have an adverse effect on the business, financial condition and results of operations of the Corporation and the Bank.

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

   Operational risks including data processing system failures or fraud.

   Uncertainty regarding the economic outlook resulting from the continuing war on terrorism and foreign hostilities, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism.

Investors are cautioned to consider these and other risks and uncertainties.


ITEM 1B    Unresolved Staff Comments

None.


ITEM 2.    Properties

The Corporation and the Bank share common quarters in the central business district of Santa Rosa. The Bank leases a total of approximately 9,335 square feet of ground floor and second floor office space at that location.

The Commercial, Construction and SBA Lending, Loan Administration and Executive offices are located in north Santa Rosa. The Bank leases 17,061 square feet at that location.

The Bank's data processing, client services and personnel departments are located in Santa Rosa. The Bank currently occupies 12,334 square feet at that location.

The Bank leases facilities for its twelve branch offices, including the new branch which is in process of completion, in Sonoma, Marin and Contra Costa Counties under various leases which expire under various dates, including options to renew, through the year 2044.

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

There were no matters submitted to a vote of shareholders during the fourth quarter of 2005.


                                 Part II


ITEM 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters

On December 31, 2005, the Corporation had 10,399,625 shares of common stock outstanding, held by approximately 237 shareholders of record.

At December 31, 2005, the directors and executive officers of the Corporation and the Bank beneficially held 1,574,159 shares, or 14.5% of the outstanding shares. These shares do not include shares that may be acquired upon the exercise of outstanding stock options. Under SEC rules, the directors and officers are restricted in the amount of securities they may sell without registration under the Securities Act of 1933, as amended. In general, directors and officers each may offer up to 103,996 shares in any three month period without such registration.

As of December 31, 2005, the directors, officers and staff have the right to acquire 763,566 additional shares upon the exercise of options granted pursuant to the Corporation's Stock Option Plan. Should several directors and officers choose to exercise options and sell their shares on the market, such that a large number of shares are offered at one time, the price of the common stock could be adversely affected.

Effective May 20, 2005, the Corporation's common stock began trading on the National Association of Securities Dealers Automated Quotations (NASDAQ) System under the symbol "NREB". Prior to May 20, 2005, the Corporation's common stock was not listed on any securities exchange or on the NASDAQ but was traded on the over-the-counter market.

The following chart shows the high and low bid quotations and the volume of transactions in the Corporation's common stock for the periods indicated. For periods before May 20, 2005, the quotations were obtained from the business section of the Press Democrat (the local newspaper in Santa Rosa, California), and the trading volume was obtained from the OTC bulletin board website. The quotations from the over-the-counter market represent quotations by dealers making a market in the stock and reflect inter-dealer prices, without adjustments for mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. For periods beginning May 20, 2005, the quotations and trading volume were obtained from NASDAQ. The price and volume information set forth below does not reflect privately-negotiated transactions, if any. The bid prices and the numbers of shares have been adjusted for the impact of the 5% stock dividends issued during 2004 and 2005.

           Bid Quotations for the Corporation's Common Stock

                                                              Approximate
          Quarter Ended       High        Low               Trading Volume

     March 31, 2005           25.90      20.48                     571,306
     June 30, 2005            31.13      22.86                   1,383,627
     September 30, 2005       31.19      23.85                     702,919
     December 31, 2005        27.67      22.60                     588,567
     March 31, 2004           19.54      15.50                     237,343
     June 30, 2004            20.86      18.81                     212,863
     September 30, 2004       21.19      18.62                     329,344
     December 31, 2004        22.14      19.29                     461,370


Dividends and Stock Split

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

The approval of the Comptroller is required if the total of all dividends declared by a bank in any calendar year will exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock which may be outstanding. Moreover, the Comptroller may prohibit the payment of dividends which would constitute an unsafe and unsound banking practice. As of December 31, 2005, $43,076,000 of retained earnings of the Bank was available for the payment of dividends to the parent company under this requirement.


ITEM 6.    Selected Financial Data

(Dollars in thousands)
    Year ended December 31:                2005          2004           2003           2002           2001
                                           ----          ----           ----           ----           ----
Interest income                     $    74,338   $    54,402    $    44,732    $    41,456    $    44,345
Interest expense                         28,646        15,286         13,924         15,841         20,803
Net interest income                      45,692        39,116         30,808         25,615         23,542
Provision for loan losses                 2,250         1,550            900            840            960
Gain on sale of SBA loans                 3,022         1,294          1,387          1,015            545
Other non-interest income                 1,370         1,568          1,507          1,319          1,132
Non-interest expense                     18,514        16,640         14,165         11,678         10,521
Income before income taxes               29,320        23,788         18,637         15,431         13,738
Provision for income taxes               12,073         9,468          7,366          6,096          5,651
Net Income                               17,247        14,320         11,271          9,335          8,087

Earnings per share:
  Basic*                                  $1.66         $1.39          $1.16          $0.97          $0.84
  Diluted*                                $1.59         $1.23          $1.01          $0.85          $0.77
Per Share:
  Cash Dividends paid                     $0.00         $0.00          $0.00          $0.00          $0.00
  Book value at December 31*             $10.32         $8.69          $6.78          $5.55          $4.82

Average common shares outstanding*   10,377,985    10,266,801      9,716,202      9,667,347      9,642,500
Average diluted common shares
  outstanding*                       10,828,879    11,601,771     11,116,014     10,985,028     10,506,420
Shares outstanding at December 31
  (Actual)*                          10,399,625    10,346,770      9,965,994      9,679,861      9,199,097

    At December 31:
Loans, net                          $ 1,090,772   $   938,104    $   733,857    $   586,461    $   466,529
Total assets                          1,231,734     1,080,924        848,226        689,380        561,004
Total deposits                          888,027       791,025        658,320        577,585        502,137
FHLB advances                           230,379       191,912        119,211         54,776         11,802
Shareholders' equity                    107,307        89,878         67,533         53,738         44,297

* Prior years have been adjusted for stock split and stock dividends issued.



   Financial Ratios:             2005     2004     2003     2002     2001
                                 ----     ----     ----     ----     ----
   For the year:
Return on average assets         1.47%    1.49%    1.52%    1.50%    1.54%
Return on average equity        17.33%   18.16%   18.80%   18.86%   19.83%
Net interest margin              3.99%    4.20%    4.25%    4.23%    4.61%
Net loan losses to average
  loans                          0.00%    0.02%    0.00%    0.01%    0.01%
Efficiency ratio (1)            36.96%   39.64%   42.03%   41.78%   41.72%

   At December 31:
Equity to assets                 8.71%    8.31%    7.80%    7.80%    7.90%
Total capital to risk
  adjusted assets               12.18%   12.13%   11.74%   11.56%   12.14%
Nonperforming assets to total
  loans & OREO                    .05%    0.11%    0.17%    0.51%    0.45%
Nonperforming assets to total
  assets                          .05%    0.10%    0.15%    0.44%    0.38%
Allowance for loan losses to
  total loans                    0.97%    0.92%    0.98%    1.07%    1.18%
Allowance for loan losses
  to non-performing assets    1,739.3%  700.5%   572.9%   210.5%   260.48%

(1) Efficiency ratio is the percentage of noninterest expenses to the sum of net interest income plus noninterest income.

Per share book value and shareholders equity increased significantly during 2004 due to a nonrecurring event concerning outside director stock options. In 2004 the Board of Directors reviewed the status of option grants for non-officer directors. While the Board believed these grants had served their purpose of aligning the directors' interests with those of the Company's other shareholders, the strong performance of the Company's stock since 2001 (the last time options were granted to directors) resulted in options having a higher dilutive impact than originally anticipated. As of November 5, 2004, each non-officer director canceled their outstanding options totaling 1,371,624 and non-officer directors who exercised options earlier in 2004 either rescinded the exercise or contributed additional capital by paying the difference between the market price at the time the options were exercised and the exercise price. The Board unanimously decided that this action would benefit all shareholders and would best position the Company to take advantage of the opportunities that lie ahead. Although he is no longer a board member, William Gallaher, who resigned as a director on October 13, 2003, also participated in this action by paying the difference between the market price at the time the options were exercised and the option price. The effect of these actions was to (1)reduce the number of fully diluted shares of the Company used to calculate diluted earnings per share and (2) increase our shareholders' equity by $6.0 million ($6.9 million in cash payments less the tax impact of $872,000) as the result of the payment of the market price differential net of the repayment for shares returned to the Company and the tax impact.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

The following analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes include elsewhere in this Annual Report on Form 10-K.

The primary source of the Bank's income is the difference between (1) the interest earned on its loan and investment portfolios, interest bearing deposits with other banks, and federal funds sold, and (2) the interest paid on deposits and other borrowed funds, including FHLB advances. This difference is referred to as net interest income, and it is one of the primary factors that affect the Corporation's profitability. Interest income earned on loans, which includes loan fee income, is primarily a function of the amount of loans outstanding and the rates prevailing on these loans. See, "Loan Portfolio". Interest paid on deposits depends on the composition of the deposit base and the rates paid to attract deposits. See, "Deposits." Interest paid on borrowed funds depends on the terms and conditions of the outstanding advances. See "Federal Home Loan Bank Advances."

The Corporation's sole subsidiary is the Bank, and its primary activities are the commercial banking activities engaged in through the Bank. The following discussion of financial condition as of December 31, 2005 and 2004 and results of operations for the years ended December 31, 2005, 2004 and 2003 focuses primarily on the Bank.

During 2005, total consolidated assets grew 14.0% to $1,231,734,000 at December 31, 2005. Total consolidated assets grew 27.4% during 2004 to $1,080,924,000 at December 31, 2004. Growth during 2005 resulted from continued strong loan demand. Total gross loans grew 16.3% to $1,103,042,000 at December 31, 2005 from $947,646,000 at December 31,
2004, as compared to growth of 27.7% during 2004 to $947,676,000 from $741,156,000 at December 31, 2003. During the year the Bank continued to offer loan products to better serve the market, maintained a seasoned group of loan officers with substantial connections within their community, had an expanded broker network, and had a higher lending limit, which all contributed to the loan growth. See "Loan Portfolio."

Total deposits increased 12.3% to $888,027,000 when comparing December 31, 2005 to December 31, 2004. For the year ended December 31, 2004, total deposits increased 20.2% to $791,025,000.

Federal Home Loan Bank ("FHLB") advances increased 20.1% to $230,379,000 at December 31, 2005 from $191,912,000 at December 31, 2004, an increase of 61.0% from $119,211,000 at December 31, 2003. Deposits and FHLB advances increased to fund loan growth, and FHLB advances were obtained at a lower cost than term deposits. See "Deposits", "Mix of Deposits and Other Funding Sources" and "FHLB Advances."

The Corporation's consolidated net income for the year ended December 31, 2005 was $17,247,000 as compared to $14,320,000 for the year ended December 31, 2004, an increase of 20.4%. The Corporation's consolidated net income for the year ended December 31, 2004, increased 27.1% over the year ended December 31, 2003.

Net interest income before provision for loan losses increased $6,576,000 or 16.8%, when comparing the year of 2005 to 2004. This increase results from the growth in the volume of loans on which the Bank earns interest less the cost of advances from FHLB and costs of term deposits. The interest margin for 2005 equaled 3.99% compared to 4.20% in 2004 and 4.25% in 2003. See, "Net Interest Income."

The provision for loan losses of $2,250,000 in 2005 compared to $1,550,000 in 2004. See, "Allowance for Loan Losses." Non-interest income increased $1,530,000 primarily due to the increased volume of SBA loan sales. See, "Non-Interest Income." Operating expenses increased by $1,874,000 primarily due to growth of the Bank. During 2005, the Bank opened three additional branches in Sonoma and Contra Costa Counties.

When comparing 2005 to 2004, gain on sale of the guaranteed portion of SBA loans increased $1,728,000 from $1,294,000 in 2004 to $3,022,000 in 2005.
The increase during 2005 was due to an increased volume of loan sales of $29.4 million in 2005 compared to $11.3 million in 2004. During 2004 gain on sale of the guaranteed portion of SBA loans decreased to $1,294,000 from $1,387,000 in 2003. The decline in income was due to the lower volume of loan sales of $11.3 million in 2004 compared to $14.1 million in 2003.

When comparing 2004 to 2003 the provision for loan losses was increased to $1,550,000 in 2004 from $900,000 in 2003 and other income decreased $32,000 to $2,862,000 in 2004 from $2,894,000 in 2003. Operating expenses increased $2,475,000 during 2004 primarily due to growth of the Bank. It was the first full year of operation of the Bank's new branch office in San Rafael, California and there were increased costs due to the consolidation of the Loan Department and certain administrative functions into a larger office facility and the expansion of the existing operations center.

Economic conditions and competition have an impact on the mix of loans and deposits. See "Results of Operations".

See Part I, Item 1A, "Risk Factors" of this report for important information regarding forward-looking statements made in this report and risk and uncertainties that the Company faces.

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

The Allowance for Loan Losses represents management's estimate of probable losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is reviewed monthly by the Bank's Board of Directors and is based on allocations for each loan category (e.g. Real Estate, Commercial), plus an allocation for any outstanding loans which have been classified and are on the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance (a reserve in dollars) provided according to the amount of risk assessment. In addition to the allocated component there is an unallocated component. The unallocated component incorporates management's judgment of the inherent risks in the portfolio based on: historical loan loss experience, loan concentrations, evaluations made by regulatory agencies and other consultants, and assessment of economic conditions. The allocated and unallocated components represent the total allowance for loan losses which management believes is adequate to cover losses inherent in the loan portfolio.

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

Results of Operations

The Company's net interest margin (interest income less interest expense divided by average interest earning assets) equaled 3.99% in 2005 compared to 4.20% in 2004 and 4.25% in 2003. Several factors impact the Bank's net interest margin. These include changes in market interest rates, rates paid on FHLB advances, the level of loans relative to deposits, the mix of loans and earning assets, non-accrual loan balances, the mix of deposits and other funding sources, customer preferences and competitor pricing.

For the year ended December 31, 2005, net interest income before the provision for loan losses totaled $45,692,000 as compared to $39,116,000 for the year ended December 31, 2004, representing an increase of 16.8%. The majority of this increase resulted from growth in the loan portfolio, largely as a result of the increase in real estate loans. See, "Loan Portfolio." During 2004, net interest income before the provision for loan losses totaled $39,116,000 as compared to $30,808,000 in 2003 representing an increase of 27.0%. The majority of this increase also resulted from growth in the loan portfolio.

         Changes in Market Interest Rates

Changes in economic conditions and the actions of the Federal Reserve Board to increase or decrease the Fed Funds and Discount rates have a direct impact on the Bank's net interest margin since loan indices used in the Bank's lending product family (the Prime rate, which is the leading interest rate changed by banks, or COFI, the 11th District Cost of Funds, the slowest moving and most stable of the adjustable rate indexes, etc.) generally move in response to Federal Reserve Board actions. During 2005 the Prime rate increased by 200 basis points to 7.25% by year end. At December 31, 2004, the Prime rate equaled 5.25%, an increase of 125 basis points from its low of 4.00% earlier that year. During 2003 the Prime rate equaled 4.25% until June when it declined to 4.00%. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

Since not all loans, investments, deposits or other borrowings reprice immediately, the full impact of market-interest rate changes on the Bank's earnings are not realized immediately. The majority of the Bank's SBA loans is tied to the Prime rate and reprice on a calendar quarter basis. The Bank also has adjustable rate loans, mainly commercial real estate loans, which are tied to a variety of loan indices including the Prime rate, COFI, London Interbank Offered Rate (LIBOR), the six-month constant maturity Treasury (CMT) and the five-year CMT. Each of these indices react to changes in market interest rates at different speeds and magnitudes. The Bank also has a fixed rate loan portfolio, the yield on which does not vary with changes in market interest rates.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. In a rising rate environment, it is necessary to remain competitively priced in order to retain existing and acquire new deposit balances. Changing market interest rates also impact borrower behavior. In 2005 the Bank continued to experience a steady rate of loan payoffs as borrowers have refinanced their existing loans with loans at more attractive rates and terms.

         Rates Paid on FHLB Advances

The net interest margin is affected by the level of FHLB advances and the associated interest rates paid on those advances. FHLB advances are offered at various interest rates, terms and structures. During 2005 the Bank borrowed from the FHLB on both a variable rate basis and a fixed rate basis. The average interest rate paid on FHLB advances during 2005 was 3.34% compared to 1.56% during 2004 and 1.48% during 2003. The increase during 2005 and 2004 was due to an increase in average borrowings of $65.8 million during 2005 and $70.5 million during 2004, as well as an increase in the general interest rate environment.

         Level of Loans Relative to Deposits

The net interest margin is also affected by the level of loans relative to deposits. The Bank's percentage of loans-to-deposits increased during 2005, when it averaged 120.8%, as compared to 114.7% in 2004 and 107.5% in 2003. An increase in the loan-to-deposit ratio generally results in an increase in net interest margin, however during 2005, net interest margin was negatively impacted due to changes in market interest rates.

         Mix of Loan and Earning Assets

Changes in the mix of loans also impact the Bank's net interest margin. The Bank grew average loans by $199.6 million in 2005 and $185.9 million in 2004. In both those years, the majority of the growth in average loans occurred in commercial real estate loans. There were increases of $172.4 million and $149.4 million in average real estate loans, respectively, which had an average interest yield of 6.67% in 2005 and 6.55% in 2004 and 7.21% in 2003. The majority of commercial real estate loan rates is tied to COFI and generally adjusts every six months. There is a significant lag in the repricing of these loans as COFI is the slowest moving adjustable rate index. While the Prime rate increased by 200 basis points during 2005, the COFI index increased by 107 basis points to 3.19% at December 2005 from 2.12% for December 2004 and 1.90% at December 2003. In a declining rate environment, COFI based loans help interest margin; however, in an increasing rate environment they lag other indices and have a negative impact on net interest margin.

Average commercial loan yields (the majority of commercial loans are SBA loans) for 2005 increased 143 basis points over average yields in 2004 and increased 9 basis points in 2004 over average yields in 2003. Most of these loans reprice to Prime rate on a quarterly repricing schedule. Average commercial loan yields were positively impacted by the quarterly repricing of SBA loans to reflect the 200 basis points increase in the Prime rate during 2005. In 2004 average commercial loan yields increased as SBA loans repriced with the increase of 125 basis points in Prime. In 2003 the SBA rates declined as Prime declined to 4.00% in June from 4.25%.

Average construction loans increased $7.2 million during 2005. The average yield was 7.42% during 2005 compared to 7.83% in 2004. These loans have short maturity dates (approximately one year). Economic conditions and rate competition for construction loans have a direct impact on the volume of construction loans and the Bank experienced a higher volume of construction loans during 2005. The Bank has been in this market for several years and is well recognized by the broker network as providing high quality construction loan products and good service which has resulted in more referrals and larger volume.

Interest income increased to $74.3 million in 2005 from $54.4 million in 2004 and $44.7 million in 2003. The increases in 2005 and 2004 resulted primarily from increases in the average balance of loans outstanding
during those years.    Average loans increased to $1,034.2 million in 2005
from $834.5 million in 2004 and $648.7 million in 2003. The yield on loans equaled 6.83% in 2005, 6.34% in 2004 and 6.74% in 2003. The 49 basis point increase during 2005 resulted primarily from the impact of rate changes, the indexes used, the timing of rate adjustments and the Bank's competitive loan pricing. The lag in repricing COFI loans and the volume of COFI loans at floor rates offset the benefit of the increasing market rates.

Economic conditions and competition have impacted the mix of loans. The rising short term interest rate environment has contributed to an increasing yield on variable rate loans. The structure of the variable interest rate loan determines the frequency of rate changes and how yields respond to changes in market rates. As the yield curve flattens and the difference between short term rates and long term rates declines, refinancing activity increases as borrowers seek fixed rate loan products which will reduce their interest cost during an increasing rate environment. The Bank offers loan products tied to Prime rate, U.S. Treasury rates or LIBOR which may have lower interest rates at the time of funding but reprice at a faster rate than loans tied to COFI. The Bank continues to experience strong competition for loans, which has resulted in lower loan pricing in the market place, which impacts the Bank's offering rates on new loans and negatively impacts the Bank's net interest margin.

Overall loan portfolio yields are affected by deferred loan fees and discounts on loans which equaled $1,521,000 at December 31, 2005 and $853,000 at December 31, 2004. This balance is netted against total loans in the balance sheet. These fees and discounts are amortized into income over the life, or estimated life, of the loan with which they are associated and serve to increase loan portfolio yields. Interest income on loans includes loan fee income and income from amortization of discounts of $1,379,000 for the year ended December 31, 2005, $1,179,000 for the year ended December 31, 2004 and $1,346,000 for the year ended December 31, 2003. This fee income and amortization of discounts increased yields on average loans by 13 basis points in 2005, as compared to 14 basis points in 2004 and 18 basis points in 2003. Deferred loan fees are a product of origination and commitment fees net of certain direct loan origination costs. The unamortized balance of net deferred fee amounts equaled $282,000 at December 31, 2005 and $400,000 at December 31, 2004. The increase in fee income during 2005 primarily resulted from an increase in prepayment penalty income associated with loans that were paid off prior to their original maturity date. The decline in the deferred fee balance during 2005 results from loan pricing on some products which did not include charging fees (due to competition in the area) as well as an increase in the amount of direct loan origination costs that are recognized as income and not deferred. SBA 7(a) loans do not have loan fees; however, cost recovery is recorded on all loans. Discounts on the unguaranteed portion of SBA loans are recorded when the guaranteed portion of the SBA loan is sold. These discounts are amortized as an adjustment to the loan yields over the estimated life of the SBA loan. As of December 31, 2005, $1,802,000 was recorded as discounts compared to $1,253,000 at December 31, 2004. The increase results from higher volume of loan sales during 2005 and the structure of the loans sales, which includes premium and servicing values. This increased balance will have a positive impact on net interest margin as the discounts are amortized into interest income.

         Non-Accrual Loan Balances

Loans carried as non-accrual reduce the portfolio yield, since the balance of a non-accrual loan is maintained in the loan total but no interest is accrued. Non-accrual loans are included in the loan amounts in the average balance sheets below. Interest foregone on non-accrual loans equaled $10,000 during 2005 compared to $18,000 during 2004 and $154,000 during 2003. The allowance for loan losses has no direct effect on yield. For further discussion see "Allowance for Loan Losses."

         Mix of Deposits and Other Funding Sources

In 2005, interest expense increased to $28.6 million compared to $15.3 million in 2004 and $13.9 million in 2003. The increase in interest expense in 2005 was the result of an increase in interest bearing deposits, an increase in the average interest rates paid for deposits and an increase in FHLB borrowings. Average interest bearing deposits increased $111.3 million during 2005 and the average cost of interest paid on interest bearing deposits for the year ended December 31, 2005 was 2.79% versus 1.97% for the year ended December 31, 2004 and 2.34% for the year ended December 31, 2003. Deposit costs increased 82 basis points during 2005 compared to a 37 basis point decrease during 2004.

The rates paid on the Bank's money market rate account increased during 2005 as a result of competitive offering rates. Balances held in these accounts equaled $121.4 at December 31, 2005 moving from $115.5 million at December 31, 2004. During 2005, the Bank increased the rates paid on savings and money market accounts to a competitive rate and heavily advertised the product and as a result, average balances for savings and money market accounts at the Bank were $177.7 million for 2005, $149.6 million for 2004 and $145.7 million for 2003. The savings account balances increased to $57.9 million at December 31, 2005 from $55.4 million at December 31, 2004. The rates on savings and money market rate accounts are discretionary and may be repriced on a weekly basis, which provides management with flexibility in controlling interest costs and reacting to changes in market interest rates. As changes in rates impact the entire product portfolio, repricing on the money market rate accounts and savings accounts have a more immediate impact on the Bank's cost of funds than changes in offering rates on time certificates. The cost of funds on savings and money market accounts equaled 1.95% in 2005, 1.14% in 2004 compared to 1.17% in 2003.

Time deposits reprice at a slower pace, since certificates of deposits usually do not reprice until their maturity dates, which generally range from six to twenty-four months. Time deposits have increased to $592.7 million at December 31, 2005 from $507.9 million at December 31, 2004. During both 2005 and 2004, the Bank ran several time deposit campaigns at rates slightly higher than its local competitors. These higher priced deposits were used to fund loan growth. The cost of time deposits averaged 3.21% in 2005 and 2.35% in 2004 compared to savings and money market rate accounts which averaged 1.95% in 2005 and 1.14% in 2004. Growth in time deposits which bear the highest cost, has a negative impact on the Bank's cost of funds and net interest margin.

Average non-interest bearing deposits increased to $85.9 million in 2005 compared to $69.5 million in 2004. Growth in non-interest bearing deposits has a positive impact on the interest margin.

The majority of the Bank's growth in 2005 was funded by time certificates, savings accounts and advances from the Federal Home Loan Bank (FHLB). During 2005, the Bank increased the funds borrowed from FHLB to $230.4 million compared to $191.9 million at December 31, 2004. The borrowings during 2005 are generally for a term of one year and are at fixed or variable rates. The average cost of FHLB advances increased to 3.34% at December 31, 2005 compared to 1.56% in 2004. The increase in costs associated with the FHLB advances is not only the result of an increase of $38.4 million in prime rate based advances, but also the result of the 200 basis point increase in the prime rate during the last twelve months. Previously, the Bank has also borrowed from the FHLB at terms which match longer term loans totaling $1.9 million. The Bank has used this line as both a contingency source of funds and a source of funds for future loan growth. The Bank has the ability to borrow from the FHLB at a cost and/or terms that may be more favorable than deposits accounts. During 2004, the FHLB increased the Bank's maximum financing availability, with acceptable collateral, to 35 percent of assets from 25 percent of assets. At December 31, 2005, the Bank had pledged loan collateral to the FHLB totaling $526.5 million which increased our borrowing capacity to $332.5 million, and had borrowed $230.4 million against that line. FHLB advances are offered in a wide variety of costs, terms and structures, which can be less or more expensive than raising new deposits through the Bank's branch system, having an impact on net interest margin. However, changes in the terms and conditions of FHLB advances may affect the Bank's ability to borrow from the FHLB and/or the advantages to the Bank from such borrowings. Changes in FHLB borrowing policies could materially affect the Bank's business and financial statements, and changes in the rates or duration of advances could make them less advantageous to the Bank.

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



                         AVERAGE  BALANCE  SHEET
                               Year Ended
                            December 31, 2005

(dollars in thousands)
                                                    Interest      Average
                                        Average      Income/       Yield/
                                        Balance      Expense        Rate
                                        -------     --------      -------
Interest bearing deposits with
  other banks                        $    5,340      $   203        3.80%
Investments                              32,760        1,343        4.10%
Federal funds sold                       73,721        2,171        2.94%
Loans:
  Commercial (including SBA loans)      253,545       17,999        7.10%
  Installment loans to individuals        5,899          405        6.87%
  Real estate - Construction             39,274        2,913        7.42%
  Real estate - Other                   735,444       49,304        6.70%
                                     ----------      -------        -----
  Total Loans                         1,034,162       70,621        6.83%
                                     ----------      -------        -----
Total earning assets                  1,145,983       74,338        6.49%
                                                     -------

Non-earning assets:
  Allowance for loan losses              (9,581)
  Deferred Loan Fees & Discounts         (1,069)
  Cash and due from banks                22,800
  Other assets                           17,060
                                     ----------
TOTAL ASSETS                         $1,175,193
                                     ==========

Deposits:
  Demand - interest bearing          $   33,420      $   146        0.44%
  Savings & money market                177,678        3,474        1.95%
  Time certificates                     558,431       17,913        3.21%
                                     ----------      -------        -----
  Total interest bearing deposits       769,529       21,533        2.79%
Other Interest bearing liabilities      213,022        7,113        3.34%
                                     ----------      -------        -----
Total Interest bearing deposits
   & liabilities                        982,551       28,646        2.92%
                                                     -------

Non-interest bearing liabilities:
  Non-interest bearing deposits          85,870
  Other liabilities                       7,271
  Shareholders' equity                   99,501
                                     ----------

TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY           $1,175,193
                                     ==========
Net interest income                                  $45,692
                                                     =======
Net interest margin                                    3.99%
                                                     =======



                         AVERAGE  BALANCE  SHEET
                               Year Ended
                            December 31, 2004

(dollars in thousands)
                                                    Interest      Average
                                        Average      Income/       Yield/
                                        Balance      Expense        Rate
                                       --------     --------      -------
Interest bearing deposits with
  other banks                          $    456      $     4        0.93%
Investments                               8,842          360        4.25%
Federal funds sold                       88,028        1,120        1.27%
Loans:
  Commercial (including SBA loans)      233,241       13,211        5.66%
  Installment loans to individuals        6,181          330        5.36%
  Real estate - Construction             32,053        2,504        7.83%
  Real estate - Other                   563,050       36,873        6.55%
                                       --------      -------        -----
  Total Loans                           834,525       52,918        6.34%
                                       --------      -------        -----
Total earning assets                    931,851       54,402        5.84%
                                                     -------

Non-earning assets:
  Allowance for loan losses              (7,772)
  Deferred Loan Fees & Discounts           (860)
  Cash and due from banks                21,607
  Other assets                           14,245
                                       --------

TOTAL ASSETS                           $959,071
                                       ========

Deposits:
  Demand - interest bearing            $ 34,893      $   119        0.34%
  Savings & money market                149,611        1,712        1.14%


  Time certificates                     473,740       11,153        2.35%
                                       --------      -------        -----
  Total interest bearing deposits       658,244       12,984        1.97%
Other Interest bearing liabilities      147,197        2,302        1.56%
                                       --------      -------        -----

Total Interest bearing deposits
  & liabilities                         805,441       15,286        1.90%
                                                     -------

Non-interest bearing liabilities:
  Non-interest bearing deposits          69,456
  Other liabilities                       5,314
  Shareholders' equity                   78,860
                                       --------
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY             $959,071
                                       ========
Net interest income                                  $39,116
                                                     =======
Net interest margin                                    4.20%
                                                     =======



                         AVERAGE  BALANCE  SHEET
                               Year Ended
                            December 31, 2003

(dollars in thousands)

                                                    Interest      Average
                                        Average      Income/       Yield/
                                        Balance      Expense        Rate
                                        -------     --------      -------
Certificates of deposit
  with other banks                     $    546      $     7        1.28%
Investments                               4,704          196        4.18%
Federal funds sold                       70,564          779        1.10%
Loans:
  Commercial (including SBA loans)      200,518       11,172        5.57%
  Installment loans to individuals        6,330          341        5.38%
  Real estate - Construction             28,135        2,392        8.50%
  Real estate - Other                   413,667       29,845        7.21%
                                       --------      -------        -----
  Total Loans                           648,650       43,750        6.74%
                                       --------      -------        -----
Total earning assets                    724,464       44,732        6.17%
                                                     -------

Non-earning assets:
  Allowance for loan losses              (6,894)
  Deferred Loan Fees & Discounts         (1,142)
  Cash and due from banks                15,789
  Other assets                           11,850
                                       --------
TOTAL ASSETS                           $744,067
                                       ========

Deposits:
  Demand - interest bearing            $ 27,377      $   105        0.38%
  Savings & money market                145,717        1,699        1.17%
  Time certificates                     373,546       10,983        2.94%
                                       --------      -------        -----
  Total interest bearing deposits       546,640       12,787        2.34%
Other Interest bearing liabilities       76,720        1,137        1.48%
                                       --------      -------        -----
Total Interest bearing deposits
  & liabilities                         623,360       13,924        2.23%
                                                     -------

Non-interest bearing liabilities:
  Non-interest bearing deposits          56,708
  Other liabilities                       4,051
  Shareholders' equity                   59,948
                                       --------
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY             $744,067
                                       ========
Net interest income                                  $30,808
                                                     =======
Net interest margin                                    4.25%
                                                     =======


The following tables set forth the changes in net interest income due to changes in interest rates and the volume of assets and liabilities between years. Variances attributable to simultaneous rate and volume changes are all allocated to volume change amount.


                   ANALYSIS OF VOLUME AND RATE CHANGES
                   ON NET INTEREST INCOME AND EXPENSE
                             2005 OVER 2004

(dollars in thousands)                        Volume   Yield/Rate   Total
                                             -------   ----------   -----
Increase/(decrease) in interest income:
Interest bearing deposits with other banks   $    45    $   154    $   199
Investments                                    1,017        (34)       983
Federal funds sold                              (182)     1,233      1,051
Loans:
  Commercial (incl. SBA loans)                 1,150      3,638      4,788
  Installment loans to individuals               (15)        90         75
  Real estate - Construction                     564       (155)       409
  Real estate - Other                         11,290      1,141     12,431
                                             -------    -------    -------
  Total                                       13,869      6,067     19,936
                                             -------    -------    -------
Increase/(decrease) in interest expense:
Deposits & other interest bearing
  liabilities:
  Demand - interest bearing                       (5)        32         27
  Savings & money market                         321      1,441      1,762
  Time certificates                            1,994      4,766      6,760
  Other interest bearing liabilities           1,029      3,782      4,811
                                             -------    -------    -------
  Total                                        3,339     10,021     13,360
                                             -------    -------    -------
Increase/(decrease) in net interest income   $10,530    $(3,954)   $ 6,576
                                             =======    =======    =======



                   ANALYSIS OF VOLUME AND RATE CHANGES
                   ON NET INTEREST INCOME AND EXPENSE
                             2004 OVER 2003

(dollars in thousands)                        Volume   Yield/Rate   Total
                                              ------   ----------   -----
Increase/(decrease) in interest income:
Interest bearing deposits with other banks   $    (1)   $    (2)   $   (3)
Investments                                      172         (8)      164
Federal funds sold                               193        148       341
Loans:
  Commercial (incl. SBA loans)                 1,823        216     2,039
  Installment loans to individuals                (8)        (3)      (11)
  Real estate - Construction                     333       (221)      112
  Real estate - Other                         10,778     (3,750)    7,028
                                             -------    -------    ------
  Total                                       13,290     (3,620)    9,670
                                             -------    -------    ------
Increase/(decrease) in interest expense:
Deposits & other interest bearing
  liabilities:
  Demand - interest bearing                       29        (15)       14
  Savings & money market                          45        (32)       13
  Time certificates                            2,946     (2,776)      170
  Other interest bearing liabilities           1,045        120     1,165
                                             -------    -------    ------
  Total                                        4,065     (2,703)    1,362
                                             -------    -------    ------
Increase/(decrease) in net interest income   $ 9,225    $  (917)   $8,308
                                             =======    =======    ======


Provision for Loan Losses

The provision for loan losses was $2,250,000 for 2005, compared to $1,550,000 for 2004 and $900,000 for 2003. The provision reflects continued growth in loans and the level of non-accrual and watch list loans during this year and current economic conditions. For further discussion see "Allowance for Loan Losses."

Non-Interest Income

The following table sets forth non-interest income by category for the years indicated.

                                                             Percentage
                              Year ended December 31,          Change
                              ----------------------       -------------
                                                           2005/    2004/
(in thousands)                  2005   2004   2003         2004     2003
                                ----   ----   ----         ----     ----

Gain on loan sales              $3,022 $1,294 $1,387     133.5%    (6.7)%
Service charges on deposits        494    471    556      (4.9)   (15.3)
Loan servicing fees                394    384    326       2.6     17.8
Merchant and other service fees    241    213    184      13.1     15.8
Referral fees                       31    112    227     (72.3)   (50.7)
Income on insurance policies       113    116    133      (2.6)   (12.8)
Gain on OREO sales                   0    183      0    (100.0)      -
Other                               97     89     81       9.0      9.9
                                  ---- ------ ------
  Total Other Income            $4,392 $2,862 $2,894      53.5%    (1.1)%
                                ====== ====== ======


The increase in gains on the sale of the guaranteed portion of SBA loans resulted from increased volume of loan sales of $29.4 million in 2005 compared to $11.3 million sold in 2004 and $14.1 million sold in 2003 The Bank's income from gains on sales averaged 10.3% in 2005 compared to 11.4% in 2004 and 9.9% in 2003. The Bank experienced lower premiums on SBA 7(a) loans. The premiums are market driven based upon factors such as the Prime rate environment and the rate of prepayments of SBA loans experienced throughout the country. Premium calculations are further driven by the term of the individual loans being sold and their margin over Prime

Loan servicing fees are based on loan payments and payoffs received on the sold portion of SBA loans, and therefore, vary from year to year. During 2005, the Bank's average SBA loan portfolio serviced was $58.3 million versus $51.7 million in 2004 and $43.9 million in 2003. The serviced portfolio reflects SBA loan payoffs and the volume of new sales during the period.

There can be no assurance that the SBA program will continue to generate significant amounts of other non-interest income in the future. The Bank continues to experience additional competition with more financial institutions making SBA loans. Governmental actions may alter the SBA program at any time, which could have a negative impact on the Bank's
profit.   See, "Item 1", "Business" - "Supervision and Regulation."

Service charges on deposits vary depending upon the type of account.
Fees charged to "analysis customers'" vary depending upon the customers' use of various Bank services. Analysis customers' charges are reduced by an earnings credit which is calculated by applying an interest rate (earnings credit rate) to the average balance maintained by the customer. In 2004 the earnings credit rate was increased to make the analysis product more marketable. The result was that more of the analysis charges were covered by earnings credit thereby reducing analysis services charged to customers. Before this rate change account holders' earnings were lower, and therefore, service charges were higher. While the earnings credit rate does impact the service charges, our business account holders continue to manage their accounts activity to minimize their service charges. With the higher earnings credit rate, the Bank had a more competitive deposit product in this market and was able to attract new business accounts.

A gain on other real estate owned (OREO) sale resulted from the sale of property that the Bank took possession of during the first quarter of 2004 as a result of a loan foreclosure. This property was sold at a gain of $183,000 during the first quarter of 2004. The Bank did not have any other real estate owned during 2005 or 2003. See, "Other Real Estate Owned."

When comparing the year ended December 31, 2004 to December 31, 2003, non-interest income decreased 1.1% which primarily resulted from fewer SBA loan sales, lower referral fee income and a decrease in service charges on deposit income.

Non-Interest Expense

Non-interest expenses include salaries and employee benefits, occupancy, equipment and the general expenses required for the operation of the Corporation and the Bank. For the year ended December 31, 2005, non-interest expenses totaled $18,514,000, an increase of 11.3% over the previous year. The following table outlines the components of non-interest expense for the periods indicated:

                                                             Percentage
                                                               Change
                                  Year Ended December 31,    -----------
                                  -----------------------    2005/  2004/
                                  2005      2004    2003     2004   2003
(In thousands)                    ----      ----    ----     ----   ----
Expense Item
Salaries & Employee Benefits    $11,078   $10,464   $8,837    5.9%  18.4%
Occupancy                         1,907     1,422    1,223   34.1   16.3
Equipment                         1,132       948      760   19.4   24.7
Advertising                         515       342      296   50.6   15.5
Business Development/Donations      384       364      323    5.5   12.7
Outside Customer Services           381       368      342    3.5    7.6
Director & Shareholder expenses     477       380      382   25.5   (0.5)
Deposit and Other Insurance         523       467      352   12.0   32.7
Postage & courier expenses          406       331      304   22.7    8.9
Professional Fees                   609       582      394    4.6   47.7
Stationery & Supplies               332       304      248    9.2   22.6
Telephone expense                   233       200      184   16.5    8.7
Loan expenses                       162        69      168  134.8  (58.9)
Other                               375       399      352   (6.0)  13.4
                                -------   -------   ------
TOTAL                           $18,514   $16,640  $14,165   11.3% 17.5%
                                =======   =======  =======


The increase in salaries and employee benefits results primarily from an increase in staff with the Bank's full time equivalent (FTE) staff positions averaging 165 in 2005, 147 in 2004 and 130 in 2003, increases for performance and promotions, higher incentives due to higher level of production and increases in the of cost of group insurance and other benefits. The majority of the increase in staff resulted from the new branch offices in Walnut Creek, Petaluma and Concord, as well as new support staff to process the increased loan and deposit volume. It is expected that staff will continue to increase in 2006 due to the projected opening of the new branch in Healdsburg and additional support staff needed to manage the growth within the Bank.

The increase in occupancy was due to the new branch offices in Walnut Creek, Petaluma and Concord. The majority of existing properties have annual increases as called for in the lease agreements. Occupancy expenses are expected to increase in 2006 with a full year of operation in the new facilities and the addition of the new branch planned to open in 2006. For further discussion see Item 2 "Properties."

Equipment expenses increased as a result of the expansion of facilities, staff additions and the opening of the new branches. During 2005, the Bank continued to upgrade and expand our technology. Equipment costs are expected to continue to increase during 2006 with the planned expansion referred to above.

Included in Deposit and Other Insurance are regulatory assessments which have been increasing over the last several years due to asset and deposit growth as well as the opening of additional branches in new markets.
See, "Business-Supervision and Regulation." In addition, the Bank will experience an increase in liability insurance expense as policies expire and new policies contain premiums at current market rates.

Professional fees increased in 2005 as a result of additional costs associated with legal costs, consulting costs for our internal controls review, accounting costs associated with SEC reporting and compliance with new regulations, such as the Sarbanes-Oxley Act. Due to the low level of problem loans during 2005, legal costs on problem loans were at a low level. Fees for reviews of data processing functions, intrusion testing, loan review services, SBA audit and other consulting services are also included in this category.

Included in director and shareholder expenses are directors' fees for attending Board, Loan Committee, ALCO, Executive Committee and Audit Committee meetings as well as the cost of the Corporation's annual report, transfer agent fees, and other costs of communicating with shareholders. Also included in this category are the costs incurred related to the listing of the Company's common shares on the NADSAQ National Market; the listing was effective on May 20, 2005.

Loan expenses vary depending upon the level of problem loans and the use of contracted loan services to assist staff during periods of high loan production. The Bank generally charges for direct costs associated with loan originations. Broker fees are included as a part of cost recovery and recorded in deferred fees on loans and amortized as an adjustment to interest income in accordance with generally accepted accounting principles. During 2005, the Bank incurred higher loan related expenses as a result of increased loan production. Additionally, during 2005 the Bank recorded $58,000 related to the allowance for unfunded loan commitments, where there was no similar accrual during 2004.

When comparing 2004 to 2003, the increase in total non-interest expenses of 17.5% was due primarily to increased salary expenses resulting from increases in branch, lending and other staff additions throughout the Bank, salary increases and staff incentives associated with increased volume of loan and deposit activity. In addition, costs associated with occupancy and equipment also increased due to branch expansion. Most expense categories were higher as a result of the loan and deposit growth and the new facilities.

Loan Portfolio

In 2005 the Bank's real estate loans continued to experience strong loan demand. The growth is the result of the Bank continuing to respond to the rapidly changing needs of our borrowers by offering competitive loan products and/or pricing options, experienced loan officers with an established referral network which results in more loan applications and an increase in the Bank's lending limit which allows the Bank to process larger loans than in the past. Competition also impacts loan volume. The merger of a local community bank competitor in March 2005 had a positive impact on loan volume during the year. There is no assurance that the past rate of loan growth will continue.

The following table shows the composition of the loan portfolio, by type of loan, as of the dates indicated.


(In thousands)                              December 31,
                      --------------------------------------------------
                            2005      2004      2003      2002      2001
                      ----------  --------  --------  --------  --------
Type of Loan
Real Estate - Other     $825,151  $663,620  $495,538  $382,134  $284,782
Real Estate -
    Construction          37,219    41,145    26,271    32,412    49,604
Commercial               234,841   236,718   214,000   173,325   137,711
Consumer Installment       5,831     6,193     6,185     6,445     2,052
                      ----------  --------  --------  --------  --------
Total, gross           1,103,042   947,676   741,994   594,316   474,149
Deferred fees and
 discounts, net           (1,521)     (853)     (838)   (1,466)   (2,004)
                      ----------  --------  --------  --------  --------
Total loans net of
  deferred fees
  and discounts        1,101,521   946,823   741,156   592,850   472,145
Allowance for loan
  Losses                 (10,749)   (8,719)   (7,299)   (6,389)   (5,616)
                      ----------  --------  --------  --------  --------
TOTAL LOANS, NET      $1,090,772  $938,104  $733,857  $586,461  $466,529
                      ==========  ========  ========  ========  ========

The table above illustrates the Bank's emphasis on commercial and real estate lending. At December 31, 2005 and 2004 commercial loans comprised 21.3% and 25.0%, respectively, of the Bank's total loan portfolio. Construction and other real estate loans (combined) comprised 78.2% and 74.4% on those same dates. Management is aware of the risk factors in making commercial and real estate loans and is continuously monitoring the local marketplace as well as performing annual reviews of this portfolio.

Commercial real estate mortgage and construction lending contains potential risks which are not inherent in other types of portfolio loans. With respect to construction lending, the potential risks include declines in market values of underlying real property collateral and delays or cost overruns, which could expose the Bank to loss. Risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties and vacancy rates. Management attempts to mitigate lending risks through established underwriting procedures, periodic reviews of the underlying collateral and monitoring real estate values and vacancy rates in our market areas. A decline in general economic conditions or real estate values within the Bank's market area could have a negative impact on the performance of the loan portfolio or value of the collateral, resulting in losses to the Bank.

The Bank makes commercial loans primarily to small and medium sized businesses and to professionals located within Northern California and Arizona. While the Bank emphasizes commercial lending, management does not believe that there is any significant concentration of commercial loans to any specific type of business or industry.

At December 31, 2005, 97.9% or $1.1 billion of the Bank's loans, including real estate, commercial, and a majority of the Bank's SBA loans, were secured by real estate as the principal source of collateral. The majority of commercial real estate term loans are amortized over 30 years with higher quality loans amortized for up to 40 years. Both 30 and 40 amortizing loans typically reflect a 15 year maturity. A worsening of economic conditions, a decline of real estate values and/or rising interest rates would have an adverse effect on the value of real estate securing these loans and would have an adverse impact on the financial condition of the Bank.

Most of the real estate collateral for the Bank's loans is located in the Northern California and Arizona where the loan is generated. A significant natural disaster impacting those locations, such as a severe earthquake or widespread flooding, could disrupt the business of these borrowers and impair the security for the Bank's loans. Although some of the Bank's borrowers carry insurance to cover some of the losses that might arise from such an event, the Bank does not require all its borrowers to carry earthquake insurance coverage since such insurance typically provides a large deductible amount. If a large earthquake occurs in the Bank's market area, the Bank would probably have to restructure some of its loans and may suffer losses related to the earthquake.

The Bank originates loans guaranteed in large part by the U.S. Small Business Administration ("SBA"). The guaranteed portion of each loan may be sold to outside investors, usually at a price in excess of par. SBA 7(a) loans typically have SBA guarantees ranging from 75% to 85%. During the first quarter of 2004, the SBA program was impacted by federal government budgetary issues and a lower loan cap was imposed. On April 5, 2004 government funding was restored for the SBA's 2004 fiscal year, the loan cap was lifted and the program was increased to allow for guaranteed loans up to $2 million (previously $1,333,000) which provided a better loan product for borrowers. Additional governmental actions may further alter the SBA program, which could have a negative impact on the Bank's profits.

During the first quarter of 2004, the Bank converted the SBA loan requests which exceeded the temporary $750,000 loan cap to loans under the SBA's 504 program. Under the 504 program 50% of the project is typically funded by the Bank compared to 100% of the loan amount under the 7(a) program. The 504 loans carry additional risks since the Bank's loan amount is not guaranteed by the SBA; however, this is mitigated by the lower loan-to-collateral value ratio of approximately 50%. There is an established market to sell the guaranteed portion of 7(a) loans, whereas 504 loans are also saleable but generally at less favorable terms. The Bank has sold some 504 loans, but has generally held the majority of the 504 loans in the Bank's loan portfolio.

On all 7(a) loans, the SBA requires a prepayment penalty, which is remitted to the SBA, of 5% in the first year, 3% in the second year and 1% in the third year. The impact of the prepayment penalty has been to slow the rate of payoff on SBA loans. The Bank follows the same internal credit approval process when approving an SBA loan as when approving other loans. The majority of the Bank's SBA loans are secured by real estate. It is not uncommon to see more emerging companies with repayment based upon projected rather than historical income. All SBA loans are reported in the chart above as Commercial Loans.

While SBA loans generally have the same underwriting requirements as the Bank's other loans, they are sometimes for longer terms (7 to 25 years) and have a higher loan-to-value ratio than the Bank typically accepts.
If a default on a SBA loan occurs the Bank shares proportionally in the collateral supporting the loan with the SBA which guarantees the loan.
At December 31, 2005, the Bank held $205.8 million in 7(a) loans of which $135.7 million was guaranteed by the SBA. At December 31, 2004, the Bank held $217.7 million in 7(a) loans of which $148.1 was guaranteed by the SBA. At December 31, 2005 and December 31, 2004 there no SBA loans were past due 90 days and still accruing interest. At December 31, 2005 there was one SBA guaranteed loan totaling $618,000, of which $464,000 was guaranteed by the SBA, on non-accrual status. There was one SBA loan totaling $264,000 of which $198,000 was guaranteed by the SBA, on non-accrual status at December 31, 2004. There were no charge offs on SBA loans during 2005, 2004 and 2003.

The category entitled "Real Estate-Other" includes loans which are secured by real estate and not classified as construction or commercial loans. The majority of these loans are secured by commercial real estate. The Bank offers residential mortgage loans on a limited basis. Home equity lines of credit, included in Real Estate - Other, equaled 0.8% of the total loan portfolio at December 31, 2005 compared to 1.1% at December 31, 2004. These loans are secured primarily by second trust deeds on single family residences. The Bank typically requires a loan-to-value ratio of no more than 80% for home equity loans. The rates are adjustable monthly based on the Bank's internal reference rate, and terms do not exceed ten years.

Real estate construction loans decreased to $37,219,000 from $41,145,000 in 2004 and increased from $26,271,000 in 2003. The Bank construction loan group focuses on construction loans primarily for single family residences valued at under $4,000,000 located in Northern California. Construction loans are made to "owner/occupied" and "owner/users" of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. Loan-to-value ratios on construction loans depend upon the nature of the property. The Bank's policy is to require that the loan-to-value ratio ranges from 65% to 80% and that the borrower have a cash equity interest in the land ranging from 25%-50% or alternative collateral. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio, and on the earnings and financial condition of the Bank.

The Bank has a small portfolio of consumer loans, equaling 0.5% of the total loan portfolio at December 31, 2005. Personal lines of credit and overdraft protection are offered to customers. Regular underwriting procedures are followed depending upon the type of loan. Revolving lines are reviewed every two years.

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

The following table summarizes the Bank's loan maturities, by loan type, at December 31, 2005. Loans are categorized by the maturity of the final installment.


(In thousands)

                    Real        Real
                   Estate      Estate                   Consumer
                   Other   Construction   Commercial   Installment  Total
                   -----   ------------   ----------   -----------  -----
Loans Maturing in:
One Year or less:
  Fixed rate       $26,768     $25,616       $1,378       $16     $53,778
  Variable rate     11,141       8,954       12,208     5,507      37,810
One to five years:
  Fixed rate        18,234           0        1,677       182      20,093
  Variable rate     10,101       2,649        9,785         0      22,535
After five years:
  Fixed rate         3,232           0          428         0       3,660
  Variable rate    755,675           0      209,365       126     965,166
                  --------     -------     --------    ------  ----------
TOTAL             $825,151     $37,219      234,841    $5,831  $1,103,042
                  ========     =======     ========    ======  ==========

Interest Rate Sensitivity

The Bank attempts to lend at competitive interest rates and to reduce exposure to interest rate fluctuations by making most of its loans at adjustable interest rates. The structure of the variable interest rate loan determines the frequency of rate changes and how yields respond to changes in market rates. As the yield curve flattens and the difference between short term rates and long term rates decline, refinancing activity increases as borrowers seek fixed rate loan products which will reduce their interest cost during an increasing rate environment.

The following table summarizes the Bank's loan portfolio by contractual repricing frequency and by loan type, at December 31, 2005. SBA loans are considered commercial loans for this analysis. Most of the SBA loans are secured by real estate. The Bank has approximately $356.6 million in adjustable loans which are priced at floor rate and are considered fixed rate loans, deemed to reprice at their maturity date for the purpose of this analysis.


                              Over 3
                              Months     Over 1 Year
                 3 Months    through       through     Over 5
(In thousands)   or Less      1 Year       5 Years     Years      Total
                 --------    -------      --------    ------   ---------
Real Estate -
  Other          $207,817    $197,804     $362,511    $58,019    $825,151
Real Estate -
  Construction     25,741      11,478            0          0      37,219
Commercial        218,045       2,236       14,132        428     234,841
Consumer
  Installment       5,506          16          183        126       5,831
                 --------    --------     --------    -------  ----------
TOTAL            $457,109    $211,534     $376,826    $58,573  $1,103,042
                 ========    ========     ========    =======  ==========

Interest rate risk is reduced through the practice of making variable interest rate loans which are tied to an outside rate index. These loans "float", or adjust their rate as the interest rate environment changes. As of December 31, 2005 and 2004 approximately 60.5% and 50.7%, respectively, of the Bank's loan portfolio was comprised of loans with adjustable rates (excluding those which had reached their floors).

Allowance for Loan Losses

In accordance with its policy, the Bank maintains an allowance for loan losses to provide for losses in the loan portfolio. The allowance for loan losses is reviewed monthly and is based on an allocation for each loan category (e.g. Real Estate, Commercial), plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition, management considers such factors as known loan problems, historical loan loss experience, loan concentrations, experience of loan losses in the banking industry, evaluations made by bank regulatory agencies, assessment of economic conditions and other appropriate data to identify risks in the loan portfolio. Based upon this analysis of the allowance for loan losses (which incorporates the growth in the loan portfolio during the year), the Bank has, as of December 31, 2005, increased the allowance by 23.3% to $10,749,000 compared to $8,719,000 at December 31, 2004. The provision for loan losses for the year ended December 31, 2005 was $2,250,000. The increase in the allowance was based upon the growth in the loan portfolio during the year, the level of non-accrual loans and watch list loans and current economic conditions. The ratio of allowance to total loans outstanding (net of SBA loan guarantees) equaled 1.1% at December 31, 2005 and December 31, 2004.

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



(dollars in thousands)

                                   Year Ended December 31,
                         -----------------------------------------------
ALLOWANCE FOR
 LOAN LOSSES:              2005       2004      2003      2002      2001
                         ------     ------     -----    ------    ------
Balance at Beginning
 of Period               $8,719     $7,299    $6,389    $5,616    $4,681
                        -------     ------    ------    ------    ------

Provision for Loan Losses
 Charged to Expense       2,250      1,550      900        840       960
Less Charge-Offs:
  Commercial                  0          0         0        26         0
  Real Estate-Other           0        135         0         0        25
  Real Estate-
    Construction              0          0         0        18         0
  Consumer Installment        0          0         0        26         0
                        -------     ------    ------    ------    ------
Total Charge-offs             0        135         0        70        25
                        -------     ------    ------    ------    ------
Recoveries:
  Commercial                  0          0         0         0         0
  Real Estate - Other         0          0         0         0         0
  Real Estate -
    Construction              0          5        10         3         0
  Consumer Installment        0          0         0         0         0
                        -------     ------    ------    ------    ------
Total Recoveries              0          5        10         3         0
                        -------     ------    ------    ------    ------
Net Charge-offs/
 (Recoveries)                 0        130       (10)       67        25
                        -------     ------    ------    ------    ------
Reclassification to other
 Liabilities               (220)         0         0         0         0
                        -------     ------    ------    ------    ------
Balance at the End
 of the Period          $10,749     $8,719    $7,299    $6,389    $5,616
                        =======     ======    ======    ======    ======
Total Loans Outstanding
  At End of Period-
  Net of SBA
  Guarantees           $967,359   $799,620  $612,596  $493,305  $397,693

Ratio of Ending Allowance
  to Ending Loans
  Outstanding-Net of
  SBA Loan
  Guarantees               1.1%       1.1%       1.2%     1.3%      1.4%

AVERAGE TOTAL LOANS  $1,034,162   $834,525  $648,650  $535,894  $463,530

Ratio of Net
  Charge-offs/(Recoveries)
  to Average Loans
  Outstanding during
  the Period           (0.000)%   (0.016)%  (0.002)%    0.013%    0.005%


During 2005, there were no loans charged off and no recoveries, compared to 2004 when there was one loan charged off for $135,000 and $5,000 was recovered on a loan charge-off from 2002.

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


(dollars in thousands)

                December 31, 2005   December 31, 2004   December 31, 2003
                -----------------   -----------------   -----------------
Category                   % of                % of                  % of
                Amount     Loans     Amount    Loans    Amount      Loans
               -------     -----     ------    -----    ------      -----
Commercial      $2,050      21.3%    $1,989     25.0%   $2,089       28.9%
Real Estate-
  Construction   1,274       3.4      1,043      4.3       760        3.5
Real Estate-
  Mortgage       7,370      74.8      5,622     70.0     4,389       66.8
Consumer
  Installment       55       0.5         65      0.7        61        0.8
               -------     -----     ------    -----    ------      -----
TOTAL          $10,749     100.0%    $8,719    100.0%   $7,299      100.0%
               =======     =====     ======    =====    ======      =====

(dollars in thousands)

                 December 31, 2002    December 31, 2001
                 -----------------    -----------------
Category                   % of                 % of
                Amount     Loans      Amount    Loans
               -------     -----      ------    -----
Commercial      $1,681      29.2%     $1,832    29.0%
Real Estate-
  Construction   1,148       5.4       1,216    10.5
Real Estate-
  Other          3,491      64.3       2,533    60.1
Consumer
  Installment       69       1.1          35     0.4
               -------     -----      ------   -----
TOTAL           $6,389     100.0%     $5,616   100.0%
               =======     =====      ======   =====


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

The following table sets forth information regarding nonperforming assets at the dates indicated.


December 31,               2005     2004     2003     2002     2001
                           ----     ----     ----     ----     ----
(In thousands)
Nonperforming loans:
Non-accrual loans          $618     $312   $1,274   $3,035   $2,156
Accruing loans past
  due 90 days                 0      777        0        0        0
Restructured loans            0        0        0        0        0
                           ----     ----     ----     ----     ----
Total nonperforming
  Loans                     618    1,089    1,274    3,035    2,156
Other real estate owed        0        0        0        0        0
                           ----    -----    -----    -----    -----
Total nonperforming/
  impaired assets          $618   $1,089   $1,274   $3,035   $2,156
                           ====   ======   ======   ======   ======
Nonperforming assets to
  total loans and other
   real estate owned       0.06%    0.11%    0.17%    0.51%     0.45%

Nonperforming assets to
  total asset              0.05%    0.08%    0.15%    0.44%     0.38%

The following table sets forth the classified loans at the end of each of the last five years.
                               2005     2004     2003     2002     2001
                             ------   ------   ------   ------   ------
(In thousands)
Substandard                  $7,613   $6,842   $7,224   $8,460   $2,269
Doubtful                          0       47        0    1,043      705
Loss                              0        0        0        0        0
Other real estate owned           0        0        0        0        0
                             ------   ------   ------   ------   ------
Total classified assets      $7,613   $6,889   $7,224   $9,503   $2,974
Classified to total loans
  and other real estate owned   0.7%     0.7%     1.0%     1.6%    0.6%

Allowance for loan losses to
  total classified            141.2%   126.6%   101.0%    67.2%  188.8%

The amount of interest foregone on the loans on non-accrual at December 31, 2005 totaled approximately $10,000 in 2005 and $41,000 in interest was earned on those loans (prior to those loans being placed on non-accrual) during the year. The amount of interest foregone on loans on non-accrual at December 31, 2004 was $18,000 for 2004 and $11,000 in interest was earned on those loans (prior to those loans being placed on non-accrual) during the year.

On December 31, 2005, the Bank had $618,000 in non-accrual loans, which was collateralized by real estate and guaranteed by the SBA. As of December 31, 2004, the Bank had $312,000 in non-accrual loans, of which $264,000 was collateralized by real estate and $198,000 was guaranteed by the SBA.

Potential non-performing loans are identified by management as part of its ongoing evaluation and review of the loan portfolio. Based on such reviews as of December 31, 2005, management has no knowledge or information about any loan which has not been included in the preceding tables which causes management to have doubts about the borrowers' ability to comply with present repayment terms, such that the loan might subsequently be classified as non-performing.

Other Real Estate Owned

During 2005, the Bank did not hold any property as Other Real Estate Owed
(OREO). In January 2004 the Bank took possession of a motel located in Arizona through a foreclosure proceeding. This OREO was valued at $676,000 and a charge-off of $135,000 was recorded against the allowance for loan losses. This property was sold during the first quarter and a gain of $183,000 was recorded.

Deposits

The Bank obtains deposits primarily from local businesses, loan customers, shareholders and personal contacts by its business development staff, officers and directors. The Bank does not have any brokered deposits. At December 31, 2005, deposits totaled $888,027,000, which was an increase of 12.3% from $791,025,000 at December 31, 2004.

Non-interest bearing demand deposits totaled $80,808,000 at December 31, 2005 as compared to $72,156,000 at December 31, 2004. Although these deposits do not bear interest, some of the account holders utilize the Bank's analysis system which gives earnings credits for their collected
average balances based on an internal index.   The customer may then use
those earnings credits towards various account services such as escrow accounting fees, courier services, payroll, and check printing paid to third party vendors. The balances in this type of account tend to vary since many of the accounts are business accounts with large dollar transactions. The average balance for demand deposits increased to $85,870,000 during 2005 from $69,456,000 during 2004.

Time deposits increased by $84.8 million or 16.7% in 2005. During 2005 and 2004, the Bank continued to offer highly competitive rates on time deposits in order to fund growth in loans. Time deposits increased to $592,731,000 at December 31, 2005 from $507,910,000 at December 31, 2004 and $404,010,000 at December 31, 2003. Time deposits bear a higher interest rate than other types of deposits and increase the Bank's overall cost of funds. See, "Net Interest Income."

Money market deposits increased by $5.9 million or 5.1% in 2005. The balances maintained in these accounts also tend to vary. The Bank's money market accounts are tied to a discretionary index which reprices on a weekly basis. These accounts generally offer rates which are competitive, and therefore has been popular with depositors.

Savings deposits increased by $2.6 million to $57,927,000 at December 31, 2005. These deposits are liquid accounts but do not allow for withdrawal by checks.

Management attempts to reduce risks from fluctuating interest rates by limiting the maturities on certificates of deposit. The following table sets forth, by time remaining to maturity, the Bank's time certificates of deposit as of December 31, 2005.

(dollars in thousands)

                           $100,000 and Over         Less than $100,000
                        ----------------------    ----------------------
                           Amount          Pct         Amount        Pct
                         --------         ----       --------       ----
Three Months or Less      $49,612         17.8%       $43,468       13.8%
3 to 6 months             144,298         51.8        153,868       49.0
6 months to 1 year         80,110         28.7        106,343       33.9
Over 1 year                 4,661          1.7         10,371        3.3
                          -------        -----       --------       ----
Total                    $278,681        100.0%      $314,050      100.0%
                         ========        =====       ========      =====

At December 31, 2005 certificates of deposit of $100,000 or more constituted approximately 31.4% of total deposits. The holders of these deposits are primarily local customers of the Bank; however, during the first half of 2005 and during 2004 the Bank utilized an internet rate listing service for financial institutions and did attract new funds to the Bank at rates which approximated local consumer rates. At December 31, 2005 the deposits obtained through the rate listing service totaled $30.3 million compared to $49.5 million at December 31, 2004. The decline during 2005 was due to the Bank's decision to obtain lower cost deposits, to refrain from using the internet rate listing service to obtain deposits, and to decline the renegotiation of deposits that matured during the year.

While time deposits are rate sensitive, the Bank believes they are relatively stable deposits, as they are obtained primarily from customers with other banking relationships with the Bank.

Investment Portfolio

The following table shows the fair market value of the Bank's investment portfolio at December 31, 2005, 2004 and 2003.



                                       December 31,
                               --------------------------
(In thousands)                   2005      2004      2003
                               ------    ------    ------
Other Securities                 $100      $100        $0
U.S. Government-Sponsored
  Agencies                     50,388       982       632
Federal Home Loan Bank Stock   11,731     9,020     5,961
Federal Reserve Stock             166       254       165
                              -------   -------    ------
Total                         $62,385   $10,356    $6,758
                              =======   =======    ======
Securities Pledged             $1,000    $1,000      $625
                              =======   =======    ======

During 2005, the Bank purchased $50.0 million in investment securities during the third quarter which reduced the level of federal funds sold at the time of purchase. The investment securities purchased had a slightly higher yield when compared to the yield earned on federal funds sold.

The following table shows the yield of investments (at amortized cost) by maturity ranges as of December 31, 2005. Federal Home Loan Bank and Federal Reserve stock are excluded from this table.


 (In thousands)                      Amount            Yield
                                    -------          -------
One year or less                    $49,557             4.03%
Over one year through 5 years         1,100             3.05
Over 5 years through 10 years             0             0.00
Over 10 years                             0             0.00
                                    -------          -------
Total                               $50,657             4.00%
                                    =======          =======

The yield on average investments (including Federal Home Loan Bank and Federal Reserve Bank stock) equaled 4.10% during 2005 compared to 4.25% in 2004. See, "Net Interest Income."

The Bank is required to own Federal Home Loan Bank ("FHLB") stock to maintain its borrowing relationship. See, "Liquidity." The Bank receives stock dividends quarterly based upon the earnings of the Federal Home Loan Bank. The Bank received an annualized yield of 4.47% during 2005 and 4.33% during 2004. The Federal Reserve Bank stock had a yield of 6.00% during 2005 and 2004.

Investments are carried at amortized cost or market value, depending on whether they are held to maturity or available for sale. At December 31, 2005, $50,488,000 was classified as available for sale per accounting definitions. At December 31, 2004, $1,082,000 was classified as available for sale. The market value of securities equaled $50,488,000 and $1,082,000 at December 31, 2005 and December 31, 2004, respectively.

Federal Home Loan Bank Advances

The Bank has a borrowing agreement with the Federal Home Loan Bank
(FHLB). The terms and conditions of the advances are negotiated at the time of the advance. The majority of the advances have been for a term of one year, are variable in nature, and tied to Prime. The FHLB will permit the Bank to borrow up to 35% of the Bank's total assets provided that adequate collateral has been pledged to the FHLB. As the initial borrowing rates on FHLB advances were below the cost of attracting term deposits of similar maturities; the Bank borrowed from the FHLB to fund a large portion of the loan growth during 2005. At December 31, 2005 the Bank had pledged loans with an outstanding principal balance of $526.5 million which results in a borrowing capacity of $332.5 million. As of December 31, 2005 the balance of advances from FHLB equaled $230.4 million up from $191.9 million at December 31, 2004. Given the current interest rate environment and the increased competition for deposits, the Bank may continue to use the line at the FHLB to fund growth in the future. However, changes in the terms and conditions of FHLB advances may affect the Bank's ability to borrow from the FHLB and/or the advantages to the Bank from such borrowings.

Contractual Obligations

The following table shows the Company's significant fixed and determinable contractual obligations as of December 31, 2005 by payment date:
                               Payments due by period in thousands
                      ---------------------------------------------------
                                Less than   1 to 3    3 to 5    More than
                         Total   1 year      years     years      5 years
                      --------  ---------  --------  --------    --------
Contractual Obligation
Certificates of
  Deposit  Note 5*    $592,731  $577,701    $14,858      $172           0
Federal Home
  Loan Bank  Note 6*   230,379   228,500      1,687         0         192
Capital Lease
  Obligations                0         0          0         0           0
Operating Lease
  Obligations
  Note 12*              11,226     1,490      2,777     2,418       4,541
Other Long term
  Liabilities                0         0          0         0           0
                      --------  --------    -------    ------      ------
                      $834,336  $807,691    $19,322    $2,590      $4,733
                      ========  ========    =======    ======      ======

*  See notes to Financial Statements

Off-Balance Sheet Commitments

As of December 31, 2005 commitments to extend credit were the Bank's only financial instruments with off-balance sheet risk. The Bank has not entered into any contracts for financial derivative instruments such as futures, swaps, etc. Loan commitments increased to $89.1 million at December 31, 2005 from $69.4 million at December 31, 2004.

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



                          Amount of Commitment Expiration Per Period
                   ------------------------------------------------------
                               Less than     1 to 3    3 to 5     There-
                     Total       1 year       years     years      after
                   -------      -------     -------    -----    --------
(in thousands)
Commitments to
  extend credit    $86,086      $34,918     $51,168       $0          $0
Commercial and
  standby letters
  of credit          3,033        2,660         133        0         240
                   -------      -------     -------    -----    --------
                   $89,119      $37,578     $51,301       $0        $240
                   =======      =======     =======    =====    ========

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

The consolidated cash flows can be divided into three distinct areas: operating, investing and financing. For the year ended December 31, 2005, the Company received $12.0 million from operating activities. Investing activities used $205.1 million of which $152.3 million was invested in loans. Financing activities provided $135.7 million in funds. The growth of the Bank was financed through short-term borrowings with the Federal Home Loan Bank which provided $38.5 million and deposit growth which provided $97.0 million in new funds.

Option exercises by directors and employees totaled $0.28 million in 2005 compared to $2.2 million in 2004. Additional-paid-in capital due to the payment by certain directors of the difference between the option prices and the market value on date of exercise of director options provided $6.9 million (not including the tax effect of this transaction $872,000) in liquid funds during 2004. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statement and Item 11, Executive Compensation, Stock Option Plan for additional details.

Cash and due from banks, interest bearing deposits in banks and federal funds sold totaled $59.1 million or 4.8% of total assets at December 31, 2005 compared to $116.5 million or 10.8% of total assets at December 31, 2004. The Bank purchased $50.0 million in investment securities during the third quarter of 2005 which reduced the level of federal funds sold.

At December 31, 2005 and 2004, the Bank's ratio of loans-to-deposits was 124.2% and 114.5% respectively which were in compliance with its internal guideline of 125%. This ratio is higher than peers. The large portfolio of SBA 7(a) loans, which is readily saleable within a month, allows the Bank to maintain a higher loan-to-deposit ratio.

The Bank has two federal funds lines of credit totaling $26.0 million with two financial institutions. These lines are available on a short term basis to meet cash demands that may arise. The Bank also has a borrowing relationship with the Federal Home Loan Bank, which has provided a source of funds for loan growth and liquidity purposes. For further discussion see "Federal Home Loan Bank".

The Bank funded loan growth during 2005 and 2004 through increased interest-bearing deposits (mainly time deposits) and borrowing from the Federal Home Loan Bank. A portion of the FHLB line has been set aside as a contingency source of liquidity and is not available for normal operations. Deposits increased during 2005 and 2004 largely due to deposit campaigns which offered higher rates to attract new time deposits. This trend is expected to continue, although there can be no assurance that deposits will continue to grow at the current rate in the existing market areas.

Liquidity - Parent Company Only

At present, the Corporation's primary sources of liquidity are from cash, proceeds from exercise of stock options, and dividends from the Bank.
The Bank's ability to pay dividends to the Corporation is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the OCC. See Item 5, "Dividends." In addition, the Federal Reserve Act prohibits the Bank from making loans to its "affiliates", including the Corporation, unless certain collateral requirements are met.

At December 31, 2005, the Corporation had non-interest and interest bearing cash balances of $10,902,000, which management believes is adequate to meet the Corporation's foreseeable operational expenses.


Return on Equity and Assets

The following table shows key financial ratios for the years ended December 31, 2005 and 2004.



                                   Year Ended December 31,
                                   -----------------------
                                       2005        2004
                                     --------    --------
Return on Average Assets                 1.5%        1.5%
Return on Average
  Shareholders' Equity                  17.3%       18.2%
Average Shareholders' Equity
  as a Percent of Average Assets         8.5%        8.2%
Dividend Payout Ratio                    N/A         N/A


Effects of Inflation

Inflation affects the Bank and the banking business generally because of its effect on interest rates and loan demand. To offset inflation and the resulting changes in interest rates and market demands, the Bank attempts to maintain liquid interest bearing assets and to manage its assets and liabilities such that they can be repriced within a short period of time. In addition to its effect on market conditions and interest rates, inflation increases the Corporation's cost of operations. The rate of inflation has maintained a very low annual rate during the last few years. However there is no guarantee that this rate of inflation will continue. The nature of future changes in inflation and its impact on the Bank cannot be predicted.

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

The Bank and the Corporation are considered "Well-Capitalized" under the "risk-based" capital methodology. The Bank's leverage capital ratio was 7.9% of its total assets at December 31, 2005. The Bank's total risk-based capital ratio was 11.1% at December 31, 2005; the minimum acceptable level at December 31, 2005 was 8.0%. The Corporation's leverage capital ratio was 8.8%, with total risk-based capital equaling 12.2%, at December 31, 2005.

Income Taxes

The 2005 provision for income tax equaled $12,073,000 versus $9,468,000 in 2004 and $7,366,000 in 2003. The increase in taxes results from higher pretax income and an application of a higher Federal tax rate associated with the income level. The overall effective tax rate was 41.2% during 2005 compared to 39.8% in 2004 and 39.5% in 2003. See, "Item 8, Consolidated Financial Statements, Note 7."


Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Bank's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Bank utilizes no derivatives to mitigate its credit risk, relying instead on loan underwriting policies, loan review and adequate loan loss reserves. See Allowance for Loan Losses.

Interest rate risk is the risk of loss in value and/or fluctuations in earnings, arising from changes in market interest rates. Since virtually all of the Corporation's interest rate risk exposure lies at the Bank level, this risk is addressed by the Bank's Asset Liability Committee ("ALCO"), which includes members of the Board of Directors and senior officers of the Bank. ALCO attempts to manage the various components of the Corporation's balance sheet to minimize the impact of sudden and sustained changes in interest rates on portfolio values and net interest income. On a monthly basis, management prepares an analysis of interest rate risk exposure.

A fundamental objective of interest rate risk management is to manage the sensitivity of the economic value of equity (called Equity-at-Risk) and the Bank's earnings (called Earnings-at-Risk) to changes in market interest rates. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturity, pricing structure and mix with the goal of minimizing the Bank's exposure to interest rate risk. The Bank is subject to interest rate risk to the degree that its interest-earning assets respond at different speeds, or in different magnitudes, than its interest-bearing liabilities to changes in market interest rates.

Equity-at-Risk is considered a longer term view of interest rate risk exposure. Equity-at-Risk sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in the net present value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The difference between the present value of assets and the present value of liabilities is the calculated economic value of equity. This analysis assesses the risk of loss in value of market rate sensitive instruments in the event of sudden or sustained increases and decreases in market interest rates of 100 basis points or more.

Earnings-at-Risk is considered a shorter term view of interest rate risk exposure. Earnings-at-Risk sensitivity analysis calculates the estimated change in net interest income given a change in general interest rates of 100 and 200 basis points up or down. All changes are measured in dollars and are compared to either projected net interest income, or net income. The following table summarizes the simulated change in net interest income for the 12 calendar months following the date of the change, given a change in general market interest rates of 100 and 200 basis points up or down as of December 31, 2005.



           Change in       Estimated Net      Estimated Change in
         Interest Rate    Interest Income     Net Interest Income
         (basis points)       (000)                  (000)
         --------------   ---------------     -------------------
             +200             $42,956               $(3,155)
             +100              44,861                (1,250)
             Base Scenario     46,111                     0
             -100              46,779                   668
             -200              47,748                 1,637


The model utilized by management to create the report presented above makes numerous simplifying assumptions, including relative levels of market interest rates, loan prepayments and deposit runoff and should not be relied upon as indicative of actual future results. Computations do not contemplate any actions that ALCO could undertake in response to changes in interest rates. Additionally, the model assumes a static balance sheet, and therefore the impact of a change in the size of the Bank is not factored into the calculated results. Actual results could differ significantly from those estimates, which would result in significant differences in the calculated projected change.

Interest rate risk exposure is a impacted significantly by the re-pricing characteristics of the Bank's portfolio of assets and liabilities. One focus of Interest rate risk management is the maturity structure of assets and liabilities and their re-pricing characteristics during periods of changes in market interest rates. An analysis that evaluates the maturity structure and re-pricing characteristics of the Banks assets and liabilities is called a Gap Analysis. Effective interest rate risk management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities in the current portfolio that is subject to re-pricing at various time horizons. The differences are known as interest rate sensitivity gaps. A Gap Analysis is predicated upon the projected the future timing of the re-pricing of various assets and liabilities. Some assets and liabilities have contractual maturity and re-pricing dates (i.e., variable rate loans), while other assets and liabilities do not (i.e. money market demand accounts). Additionally, while loans have prescribed re-pricing and maturity dates, the borrower often has the option to paydown and/or payoff a loan in advance of the next re-pricing date or maturity date. Additionally, management has pricing discretion over certain products (i.e., passbook accounts) that management may exercise based upon market conditions and funding needs and strategies. Therefore a Gap Analysis requires that assumptions be made regarding the impact of customer behavior and decisions upon the projected re-pricing and maturity of assets and liabilities.

The following table represents the Corporation's interest rate sensitivity gap profile as of December 31, 2005. Assets, liabilities and shareholders' equity are classified by the earliest possible repricing opportunity or maturity date, whichever first occurs.









                               Over 3     Over 1      Non-rate
                               months      year      sensitive
Balance Sheet     Through 3    through    through     or over
(in thousands)    months       1 year     5 years     5 years      Total
                 ----------    -------    -------    ---------   --------
Assets
Fed Funds sold and
  certificates
  of deposit       $35,872      $2,169                            $38,041
Investment
  Securities                    49,413     $1,075     $11,897      62,385
Loans              460,473     215,122    414,929      10,997   1,101,521
Non-interest-
  earning assets
  (net of allowance
   for loan losses)                                    29,787      29,787
                  --------    --------   --------     -------   ---------
                  $496,345    $266,704   $416,004     $52,681  $1,231,734
                  --------    --------   --------     -------  ----------

Liabilities & Shareholders Equity

Time deposits
  $100,000 and
  over             $49,612    $224,408     $4,554        $107    $278,681
Other interest-
  bearing deposits
  and liabilities  362,956     383,712     11,991         258     758,917
Non-interest bearing
   liabilities                                         80,808      80,808
Other Liabilities
  & Shareholders'
   Equity                                             113,328     113,328
                 --------    --------    --------     -------  ----------
                 $412,568    $608,120     $16,545    $194,501  $1,231,734
                 --------    --------     -------    --------  ----------
Interest Rate
  Sensitivity(1) $83,777    $(341,416)   $399,459   $(141,820)
Cumulative Interest
  Rate
  Sensitivity    $83,777    $(257,639)   $141,820           0

(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.


Through 3 months, the Bank is asset sensitive, with a net $83.8 million in assets re-pricing or maturing. Cumulatively, through one-year, the Bank is liability sensitive, with a net $257.6 million in liabilities re-pricing or maturing. And through five-years, the Bank is net asset sensitive by $141.8 million on a cumulative basis. When a Bank is considered asset sensitive it means that in a declining interest rate environment, more assets than liabilities will re-price, having a negative impact on the Bank's net interest margin. While, in a raising interest rate environment, earnings are positively affected. The reverse is true of a liability sensitive Bank. The Bank continually monitors its interest rate sensitivity as part of the Bank's planning process.

The Corporation and the Bank do not at this time engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).



ITEM 8.  	Financial Statements and Supplementary Data





NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Years Ended December 31, 2005 and 2004

                                                         2005         2004
                                                    ----------  ----------
ASSETS
Cash and cash equivalents
 Cash and due from banks                            $   28,936  $   21,006
 Federal funds sold                                     30,188      95,498
                                                    ----------  ----------

                                                        59,124     116,504
Investment securities available-for-sale                50,488       1,082
Federal Home Loan Bank (FHLB) stock, at cost            11,731       9,020
Federal Reserve Bank stock, at cost                        166         254
Loans, net                                           1,090,772     938,104
Premises and equipment                                   3,292       2,709
Accrued interest receivable and other assets            16,161      13,251
                                                    ----------  ----------
Total assets                                        $1,231,734  $1,080,924
                                                    ==========  ==========

LIABILITIES
Deposits                                            $  888,027   $ 791,025
FHLB advances                                          230,379     191,912
Accrued interest payable and other liabilities           6,021       8,109
                                                    ----------  ----------
Total liabilities                                    1,124,427     991,046
                                                    ----------  ----------
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares
 authorized; none issued or outstanding                      -           -
Common stock, no par value;  40,000,000 shares
 authorized;10,399,625 and 9,854,067 shares
 issued and outstanding in 2005 and 2004                60,655      47,302
Additional paid-in capital                               7,681       7,681
Accumulated other comprehensive (loss) income             (101)        (10)
Retained earnings                                       39,072      34,905
                                                    ----------  ----------
Total stockholders' equity                             107,307      89,878
                                                    ----------  ----------
Total liabilities and stockholders' equity          $1,231,734  $1,080,924
                                                    ==========  ==========




NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
December 31, 2005, 2004 AND 2003
(in thousands, except earnings per share)

                                                2005      2004      2003
                                             -------   -------   -------
INTEREST INCOME
Loans                                        $70,621   $52,918   $43,750
Federal funds sold                             2,171     1,120       717
Investments                                    1,546       364       265
                                             -------   -------   -------
Total interest income                         74,338    54,402    44,732
                                             -------   -------   -------
INTEREST EXPENSE
Interest on deposits                          21,533    12,984    12,787
Interest on borrowings                         7,113     2,302     1,137
                                             -------   -------   -------
Total interest expense                        28,646    15,286    13,924
                                             -------   -------   -------
NET INTEREST INCOME                           45,692    39,116    30,808
PROVISION FOR LOAN LOSSES                      2,250     1,550       900
                                             -------   -------   -------
Net interest income after
 provision for loan losses                    43,442    37,566    29,908
NONINTEREST INCOME
Service charges on deposits                      494       471       556
Gain on sale of loans                          3,022     1,294     1,387
Gain on sale of OREO                               -       183         -
Other                                            876       914       951
                                             -------   -------   -------
Total noninterest income                       4,392     2,862     2,894
                                             -------   -------   -------
NONINTEREST EXPENSES
Salaries and benefits                         11,078    10,464     8,837
Occupancy                                      1,907     1,422     1,223
Equipment                                      1,132       948       760
Outside customer services                        381       368       342
Deposit and other insurance                      523       467       352
Professional fees                                609       582       394
Advertising                                      515       342       296
Other administrative                           2,369     2,047     1,961
                                             -------   -------   -------
Total noninterest expenses                    18,514    16,640    14,165
                                             -------   -------   -------
INCOME BEFORE PROVISION FOR INCOME TAXES      29,320    23,788    18,637
PROVISION FOR INCOME TAXES                    12,073     9,468     7,366
                                             -------   -------   -------
NET INCOME                                   $17,247   $14,320   $11,271
                                             =======   =======   =======
EARNINGS PER COMMON SHARE                    $  1.66   $  1.39   $  1.16
                                             =======   =======   =======
EARNINGS PER COMMON SHARE, ASSUMING DILUTION $  1.59   $  1.23   $  1.01
                                             =======   =======   =======


NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except per share amounts)








                                                                    Accumulated
                                     Common Stock     Additional      Other
                                  ------------------   Paid-in    Comprehensive    Retained        Comprehensive
                                     Shares    Amount   Capital     Income(Loss)    Earnings    Total     Income
                                 ----------   -------    ------     -----------     --------  --------   -------
Balance, December 31, 2002        4,180,914   $27,529     $ 786            $ 10      $25,413   $53,738   $ 9,346
Net income                                -         -         -               -       11,271    11,271    11,271
Unrealized holding gains
 (losses) arising during period           -         -         -             (12)           -       (12)      (12)
Income tax impact on unrealized
 holding gains (losses)                   -         -         -               4            -         4         4
5% stock dividend                   208,781     5,501         -               -       (5,501)        -         -
Stock options exercised
 including related tax benefit      247,922     1,623         -               -            -     1,623         -
Additional capital contributed
 resulting from non qualifing
 stock option exercises                   -         -       916               -            -       916
Payout of fractional shares               -         -         -               -           (7)       (7)        -
Effect of two for one
stock split                       4,401,833         -         -               -            -         -         -
                                 ----------   -------    ------     -----------     --------  --------   -------
Balance, December 31, 2003        9,039,450   $34,653    $1,702            $  2      $31,176   $67,533   $11,263
                                 ----------   -------    ------     -----------     --------  --------   =======
Net income                                -         -         -               -       14,320    14,320    14,320
Unrealized holding gains (losses)
arising during period                     -         -         -             (22)           -       (22)      (22)
Income tax impact on unrealized
holding gains (losses)                    -         -         -              10            -        10        10
5% stock dividend                   468,759    10,585         -               -      (10,585)        -         -
Stock options exercised
including related tax benefit       375,358     2,228         -               -            -     2,228         -
Additional capital contributed
resulting from non qualifing
stock option exercises                    -         -     5,979               -            -     5,979         -
Shares repurchased and
cancelled                           (29,500)     (164)        -               -            -      (164)        -
Payout of fractional shares               -         -         -               -           (6)       (6)        -
                                 ----------   -------    ------     -----------     --------  --------   -------
Balance, December 31, 2004        9,854,067    47,302    $7,681            $(10)     $34,905   $89,878   $14,308
                                 ----------   -------    ------     -----------     --------  --------   =======
Net income                                -         -         -               -       17,247    17,247    17,247
Unrealized holding gains (losses)
arising during period                     -         -         -             151)           -      (151)     (151)
Income tax impact on unrealized
holding gains (losses)                    -         -         -              60            -        60        60
5% stock dividend                   494,203    13,071         -         (13,071)           -         -         -
Stock options exercised              51,355       282         -               -            -       282         -
Payout of fractional shares               -         -         -               -           (9)       (9)        -
                                 ----------   -------    ------     -----------     --------  --------   -------
Balance, December 31, 2005       10,399,625   $60,655    $7,681           $(101)     $39,072  $107,307   $17,156
                                 ==========   =======    ======     ===========     ========  ========   =======













NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003
(in thousands)
                                           2005          2004        2003
                                        --------     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                             $ 17,247     $ 14,320    $ 11,271
 Adjustments to reconcile net income
  to net cash from operating activities:
  Depreciation and amortization              876          643         524
  FHLB stock dividend                       (439)        (317)       (165)
  Amortization of discount or premium       (434)           -            -
  Change in deferred income taxes            208         (197)       (476)
  Provision for loan losses                2,250        1,550         900
  Gain on sales of loans                  (3,022)      (1,294)     (1,387)
  Tax impact from stock options exercised      -         (872)        916
 Changes in operating assets
  and liabilities:
  Net change in deferred loan fees
   and discounts                             667           15        (626)
  Change in interest receivable
   and other assets                       (3,057)      (1,603)       (635)
  Change in accrued interest payable
    and other liabilities                 (2,308)       4,947        (120)
                                        --------     --------    --------
Net cash from operating activities        11,988       17,192      10,202
                                        --------     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of available-
   for-sale securities                        -           631          13
  Net increase in loans                (152,342)     (204,518)   (146,282)
  Purchase of leasehold improvements
   and equipment, net                    (1,460)       (1,766)       (750)
  Redemption (purchase) of Federal
   Reserve Bank stock                        88           (89)          -
  Purchases of FHLB stock                (2,272)       (2,742)     (3,057)
  Purchase of available-
   for-sale securities                  (49,123)       (1,093)          -
                                        --------     --------    --------
Net cash from investing activities     (205,109)     (209,577)   (150,076)
                                        --------     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                  97,002      132,705      80,736
  Net change in FHLB advances             38,466       72,701      64,435
  Payout of fractional shares                 (9)          (6)         (7)
  Repurchase of common stock                   -         (164)          -
  Contributed capital                          -        6,851           -
  Proceeds from exercise of
   stock options                             282        2,228       1,623
                                        --------     --------    --------
Net cash from financing activities       135,741      214,315     146,787
                                        --------     --------    --------
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                        (57,380)      21,930       6,913
CASH AND CASH EQUIVALENTS,
 beginning of year                       116,504       94,574      87,661
                                        --------     --------    --------
CASH AND CASH EQUIVALENTS,
 end of year                            $ 59,124     $116,504    $ 94,574
                                        ========     ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
   Interest                             $ 27,706     $ 14,754    $ 13,984
   Income taxes                         $ 15,320     $  6,580    $  7,438




NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

Description of operations - Northern Empire Bancshares (the Company) is a bank holding company that conducts its business through its wholly-owned subsidiary, Sonoma National Bank (the Bank). The Bank is headquartered in Santa Rosa, California,and operates eleven branches in communities located in Sonoma, Marin and Contra Costa Counties in California. Its primary source of revenues is derived from providing commercial and real estate loans to predominantly small and middle-market businesses located in Northern California and Arizona. The Bank is a Preferred Lender under the Small Business Administration's (SBA) Loan Guarantee Program.

Principles of consolidation - All significant, intercompany transactions and accounts between Northern Empire Bancshares and its wholly-owned subsidiary, Sonoma National Bank, have been eliminated in consolidation.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The most significant of these involve the Allowance for Loan Losses, as discussed below under "Allowance for Loan Losses". The amounts estimated could differ from actual results.

Cash and cash equivalents - For purposes of reporting cash flows, cash and cash equivalents consist of cash on hand, amounts due from banks and federal funds sold which are readily convertible to known amounts of cash and are generally 90 days or less from maturity, presenting insignificant risk of changes in value due to interest rate changes. Generally, federal funds are sold overnight. Substantially all cash and cash equivalents held in other financial institutions exceed existing deposit insurance coverage. The Company has not experienced any losses related to these balances and management believes the credit risk to be minimal.

Investment securities - Unrealized losses on individual available-for-sale securities that are deemed to be other than temporary are recorded in earnings as realized losses. There have been no investments that have been other than temporarily impaired during the last three years. The Bank classifies and accounts for debt and equity securities as follows:

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

Premises and equipment - Premises and equipment are stated at cost and depreciated or amortized using the straight-line method over the shorter of the estimated useful lives of the assets, which are three to seven years, or the term of the applicable lease. Depreciation and amortization expenses for the years ended December 31, 2005, 2004 and 2003, were $876,000, $643,000 and $524,000.

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

Stock options issued to non-employees are valued under the provisions of SFAS No. 123. The Company will adopt SFAS No. 123 (revised 2004), "Share-Based Payment" in the first quarter of fiscal 2006. See "Recent accounting pronouncements" for further discussion of this new standard and the impact to the Company. Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No. 123, the Company's net income and income per share would have been as follows:


(dollars in thousands, except per share amounts)
                                             2005       2004       2003
                                          -------    -------    -------
Net income for the year                   $17,247    $14,320    $11,271
Compensation expense, net of tax effect       382      1,347        698
                                          -------    -------    -------
Pro forma net income                      $16,865    $12,973    $10,573
                                          =======    =======    =======
Earnings per share as reported            $  1.66    $  1.39    $  1.16

Pro forma earnings per common share       $  1.63    $  1.26    $  1.09

Earnings per share, assuming
dilution as reported                      $  1.59    $  1.23    $  1.01

Pro forma earnings per common share,
 assuming dilution                        $  1.56    $  1.12    $  0.95


The fair value of each option is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:



                                     2005                         2004
                                     ----                         ----
Dividends                               0%                           0%
Expected volatility                 21.13%              26.82% - 38.21%
Risk-free interest rate              4.24%               2.57% -  4.31%
Expected life                     10 years                3 - 10 years

Income taxes - The Company and the Bank file consolidated federal income tax returns and combined state tax returns for California and Arizona. Income taxes are recognized under the asset and liability method using enacted tax rates and are composed of taxes on financial accounting income that are adjusted for requirements of current tax law and deferred taxes. Deferred taxes are the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities.

Recent accounting pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued "Statement of Financial Accounting Standards ("SFAS") No. 123" (revised 2004), Accounting for Stock Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period).

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The disclosure in the footnotes to the Company's consolidated financial statements under Stock-Based Compensation of pro forma net income and earnings per share as if the Company had recognized compensation cost for share-based payments under SFAS 123 for periods prior to fiscal 2006 is not necessarily indicative of the potential impact of recognizing compensation cost for share-based payments under SFAS 123 (R) in future periods. The Company estimates that the compensation expense related to stock options for 2006 will be $43,000. The potential impact of adopting SFAS 123 (R) on fiscal 2006's results of operations and earnings per share is dependent on several factors including the number of options granted in fiscal 2006, the fair value of those options which will be determined at the date of grant, the related income tax benefits recorded and the diluted shares outstanding. This estimate is based on certain assumptions and the actual results may differ.

Loans - Loans are stated at the principal amount outstanding, net of deferred fees (costs). The Bank's portfolio consists primarily of commercial and real estate loans generally collateralized by first and second deeds of trust on real estate, as well as business assets and personal property. Interest income is accrued daily on the outstanding loan balances using the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due 90 days or when full payment of principal or interest is not expected. At the time a loan is placed on nonaccrual status, any interest income previously accrued but not collected is reversed against interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Bank charges loan origination and commitment fees. Loan origination fees are deferred and amortized to interest income using the interest method. Loan commitment fees are amortized to interest income over the commitment period. The Bank incurs loan costs when originating some loans. These costs are deferred and expensed over the life of the loan. The deferred costs and fees are reported net on the balance sheet.

Sales and servicing of Small Business Administration (SBA) loans - The Bank originates loans to customers under SBA's 7(a) and 504 programs . The 7(a) program generally provides for SBA guarantees of 75% to 85% of each Loan and the Bank has the option to sell the guaranteed portion of each loan and retain the unguaranteed portion in its own portfolio. Under the 504 program the bank funds approximately 55% of the loan.

Periodically SBA 7(a) loans are sold in the secondary market. Gains on these sales are earned through the sale of the guaranteed portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. The Bank allocates the carrying value of such loans between the portion sold, the portion retained and a value assigned to the right to service the loan. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a method that approximates the interest method.

Servicing assets are recognized as separate assets when rights are acquired through sale of loans. The amount assigned to the right to service the loan is based on its fair value. Fair value is determined by a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimated future net servicing income, such as the cost to service, a discount rate, an earnings rate, ancillary income and prepayment speeds. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Management periodically evaluates the servicing assets for impairment and does not believe any impairment exists at December 31, 2005 and 2004.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Transfers of financial assets - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the Assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

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

Earnings per share - Earnings per share (EPS) is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed by adjusting the common shares outstanding for the assumed conversion of all potentially dilutive stock options under the treasury stock method. The computation of basic and dilutive earnings per share is retroactively adjusted for all periods presented to reflect the change in the capital structure resulting stock splits and stock dividends.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations dollars in thousands, except share date:
                                           Year Ended December 31,
                               ----------------------------------------
                                     2005           2004           2003
                                     ----           ----           ----
Basic:
Net income                       $ 17,247       $ 14,320       $ 11,271
                               ==========     ==========     ==========
Weighted average common
 shares outstanding            10,377,985     10,266,801      9,716,202
                               ==========     ==========     ==========
Earnings per common share           $1.66         $ 1.39         $ 1.16
                               ==========     ==========     ==========
Assuming dilution:
Weighted average common
 shares outstanding            10,377,985     10,266,801      9,716,202

Stock options                     450,894      1,334,970      1,399,812
                               ----------     ----------     ----------
Diluted weighted average
 common shares outstanding     10,828,879     11,601,771     11,116,014
                               ==========     ==========     ==========
Diluted earnings per
 common share                       $1.59          $1.23          $1.01
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

Federal Home Loan Bank system - As a member of the Federal Home Loan Bank
(FHLB), the Company is required to maintain an investment in the FHLB's capital stock. The investment is carried at cost. Interest rates on the advances from the FHLB currently range from 3.06% to 5.63% and mature through 2033. To collateralize these advances, the Bank has pledged loans to FHLB with outstanding principal balances of $526,535,000, which results in a borrowing capacity of $332,542,000.

Significant group concentration of credit risk - Most of the Company's activities are with customers located in Northern California and Arizona.
Note 2 discusses the types of securities that the Company invests in. Note 3 discusses the types of lending the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

Derivatives and hedging - The Bank's investment policy does not allow interest swaps, caps, collars, or hedging investments.

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







                                                Less than    12 Months
                                                12 Months    or Longer
                                                  Gross       Gross     Estimated
                                               Unrealized   Unrealized     Market
(dollars in thousands)                   Cost     Losses     Losses         Value
                                      ========    =======    ======       =======
At December 31, 2005:
 Maturing in 1 year or less:
  U.S. Government Agency Securities    $49,557    $ (144)     $ -         $49,413
 Maturing in 1 to 5 years:
  U.S. Government Agency Securities      1,000         -        (25)          975
  Other Security                           100         -          -           100
                                      --------    -------    ------       -------
Total Investment Securities
 December 31, 2005                    $ 50,657    $ (144)      $(25)      $50,488
                                      ========    =======    ======       =======

At December 31, 2004:
 Maturing in 1 to 5 years:
  U.S. Government Agency Securities     $1,000     $ (18)     $  -          $ 982
  Other Security                           100          -        -            100
                                      --------    -------    ------       -------
Total Investment Securities
 December 31, 2004                      $1,100     $ (18)      $ -        $ 1,082
                                      ========    =======    ======       =======

Substantially all of the securities set forth in the table above are investment-grade debt securities which have experienced a decline in fair value due to changes in market rates, not in estimated cash flows. One security as of December 31 2005 had unrealized losses for more than twelve consecutive months. Since the Company has the intent and ability to retain its investment in these securities for a period of time to allow for any anticipated recovery in market value, no other than temporary impairment is recorded on the securities at December 31, 2005.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank's lending activities are concentrated primarily in Northern California and in Arizona.



(dollars in thousands)                                2005          2004
                                                ----------    ----------
Real estate loans - mortgage                    $  825,151    $  663,620
Real estate loans - construction                    37,219        41,145
Commercial loans                                   234,841       236,718
Consumer installment loans including overdrafts      5,831         6,193
                                                ----------    ----------
                                                 1,103,042       947,676
Deferred loan fees and discounts                    (1,521)         (853)
Allowance for loan losses                          (10,749)       (8,719)
                                                ----------    ----------
                                                $1,090,772     $ 938,104
                                                ==========    ==========

A summary of activity in the allowance for loan losses is as follows:

(dollars in thousands)                            2005     2004     2003
                                               -------   ------   ------
Balance, beginning of year                     $ 8,719   $7,299   $6,389
Reclassification to other liabilities             (220)       -        -
Provision for loan losses                        2,250    1,550      900
Recoveries of previously charged-off loans           -        5       10
Loans charged-off                                    -     (135)       -
                                               -------   ------   ------
                                               $10,749   $8,719   $7,299
                                               =======   ======   ======

At December 31, 2005, there was one impaired loan totaling $618,000 in nonaccrual status, and there were two impaired loans totaling $312,000 in nonaccrual status at December 31, 2004. The average recorded investment in impaired loans was $994,000,$511,000 and $1,152,000 for the years ended December 31, 2005, 2004 and 2003. Interest foregone on these loans totaled $10,000, $18,000 and $154,000, respectively. Interest income recognized on impaired loans was $41,000, $11,000 and $5,000 for the years ended December 31, 2005, 2004 and 2003, respectively. That portion of the allowance for loan losses associated with these nonaccrual loans was $8,000 and $46,000, at December 31, 2005 and 2004, respectively. At December 31, 2005 there were no loans past due 90 days and still accruing interest, compared to one loan of $777,000 past due 90 days and still accruing interest at December 31, 2004.

The Bank's focus is commercial real estate lending in Northern California and Arizona. The loan portfolio is diversified by property type and there are no industry or borrower group concentrations at December 31, 2005 and 2004. Commercial real estate loans generally have 15 year maturities with 30 year or 40 year (for stronger loans) amortization schedules.

The Bank has the option to sell to outside investors the guaranteed portion of SBA loans while retaining the unguaranteed portion in its loan portfolio. The SBA guarantee is transferred to the buyer and the Bank retains the loan's servicing function. Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of SBA loans serviced for others were $69,127,000 and $52,469,000 guaranteed by the SBA at December 31, 2005 and 2004, of which the Bank's retained interests in those loans ranged from 10% to 54%. The balance of capitalized servicing rights included in other assets at December 31, 2005 and 2004, was $2,125,000 and $1,406,000. The fair value of these rights was determined using discount rates of 6.25% to 6.50% in 2005 and 6.0% to 6.5% in 2004, and prepayment speeds ranging from 6% to 15% depending upon the stratification of the specific right. The amortized servicing rights for the years ended December 31, 2005, 2004 and 2003, totaled $622,000, $380,000 and $159,000. Losses on these loans are shared between the Bank and the SBA on a pro rata basis. SBA guaranteed loans that could be sold in the future totaled $135,652,000 at December 31, 2005.

The Bank serviced non-SBA loans for others totaling $17,724,000 and $20,769,000 in unpaid principal balances at December 31, 2005 and 2004. These loans are not included in the accompanying consolidated balance sheet, and there are no servicing assets associated with these loans as servicing fees approximate servicing costs.

NOTE 4 - PREMISES AND EQUIPMENT

(dollars in thousands)                                  2005       2004
                                                      ------     ------
Leasehold improvements                                $2,987     $2,080
Furniture and equipment                                4,810      4,524
                                                      ------     ------
                                                       7,797      6,604
Less accumulated depreciation and amortization         4,505      3,895
                                                      ------     ------
                                                      $3,292     $2,709
                                                      ======     ======
NOTE 5 - DEPOSITS

Certificates of deposit, with balances of $100,000 or more, totaled $278,681,000 and $228,838,000 at December 31, 2005 and 2004.

Deposits in thousands of dollars consist of the following:

(dollars in thousands)                   2005         2004
                                     --------     --------
Noninterest-bearing                  $ 80,808     $ 72,156
Interest-bearing:
  Money market                        121,407      115,505
  Savings                              57,927       55,361
  Demand                               35,154       40,093
  Certificates of deposit             592,731      507,910
                                     --------     --------
                                     $888,027     $791,025
                                     ========     ========

Certificates of deposit are scheduled to mature as follows:
(dollars in thousands)
                     Year Ending December 31,
                     ------------------------
                                 2006                $577,701
                                 2007                  14,820
                                 2008                      38
                                 2009                       -
                                 2010                     124
                           Thereafter                      48
                                                     --------
                                                     $592,731
                                                     ========

NOTE 6 - FEDERAL HOME LOAN BANK (FHLB) ADVANCES

Contractual maturities and balances outstanding of FHLB advances are reflected in the following schedules. Advances from the FHLB are collateralized by qualifying first mortgage loans and government agency securities. FHLB advances at variable rates were $203,500,000 and $165,000,000, in 2005 and 2004, respectively.

(dollars in thousands)
                              2005                    2004
                   ------------------------   -----------------------
                                  Interest                Interest
Maturities            Amount        Rates        Amount     Rates
----------          --------    -----------    --------   -----------
Within one year     $228,500    3.06 - 4.41%   $165,000   2.31 - 2.43%
Two years                  -        0.00%        25,000      3.06%
Five years             1,686    5.56 - 5.63%      1,717   5.56 - 5.63%
Over five years          193        4.67%           195      4.67%
                    --------                   --------
                    $230,379                   $191,912
                    ========                   ========

                                                        2005       2004
                                                    --------   --------
Maximum balance outstanding at any month end        $245,402   $191,912
Average outstanding balance                          212,975    147,197
Weighted average interest rate                         3.34%      1.56%







NOTE 7 - INCOME TAXES

The components of the provision for federal and state income taxes are as follows:
                                              2005      2004     2003
                                           -------   -------   ------
(dollars in thousands)
Provision for income taxes
  Federal                                  $ 9,152   $ 8,772   $5,186
  State                                      2,713     2,626    1,740
                                           -------   -------   ------
                                            11,865    11,398    6,926
  Change in deferred income taxes              208      (197)    (476)
  Change in tax method for deferred fees         -      (861)       -
  Tax impact from options exercised              -      (872)     916
                                           -------   -------   ------
                                           $12,073   $ 9,468   $7,366
                                           =======   =======   ======

A reconciliation of the statutory tax rates to the effective tax rates is as follows:
                                              2005      2004     2003
                                           -------   -------   ------

Federal income tax at statutory rate         35.0%     35.0%    34.4%
State taxes, net of federal income
 tax benefit                                  6.6       6.6      6.1
Other, net                                   (0.4)     (1.8)    (1.0)
                                           -------   -------   ------
                                             41.2%     39.8%    39.5%
                                           =======   =======   ======

The components of net deferred tax assets (liabilities) in thousands of dollars are as follows:
                                                      2005     2004
                                                    ------   ------
Loan loss reserves                                  $4,980   $3,626
State taxes                                            990      728
Deferred fees                                       (1,844)    (861)
Deferred compensation                                  833      708
FHLB Stock Dividends                                  (567)       -
Deferred taxes available for sale securities            69        8
All others                                            (334)      66
                                                    ------   ------
                                                    $4,127   $4,275
                                                    ======   ======

NOTE 8 - STOCK OPTIONS

The Company's stock option plan provides for granting of nonqualified and qualified incentive stock options to directors, officers and employees to purchase shares of the Company's stock. The option plan provides that shares may be purchased upon exercise of options at a price not less than the fair-market value on the date the option was granted. Options vest immediately up to a maximum of five years and expire not more than ten years from the date of grant. In accordance with the Plan, the number of shares subject to outstanding options is adjusted to prevent the dilutive effect of stock dividends and the two for one stock split during 2003. The exercise price is reduced accordingly. The Company granted stock options for 37,000 shares and 182,000 shares during the year ended December 31, 2005 and 2004.

In 2004 the Board of Directors reviewed the status of option grants for non-officer directors. While the Board believes these grants served their purpose of aligning the directors' interest with those of the Company's other shareholders, the strong performance of the Company's stock since 2001 (the last time options were granted to directors) resulted in options having a higher dilutive impact than originally anticipated. Accordingly, on November 5, 2004, each non-officer director canceled their outstanding options totaling 1,371,624 and non-officer directors who exercised options earlier in 2004 either rescinded the exercise or contributed additional capital by paying the difference, between market price at the time options were exercised and the exercise price. A former director also participated in this action by paying the difference between market price at the time the options were exercised and the exercise price. The effect of these actions was to (1) reduce the number of fully diluted shares of the Company and (2) increase shareholders' equity by $6.0 million (net of tax impact) as a result of the payment of the market price differential net of the repayment for shares returned to the Company.


The following tables summarize the number of options granted and exercisable and the weighted average exercise prices and remaining contractual lives of the options:


                                                    2005               2004                 2003
                                             ----------------  -------------------  -------------------
                                                     Weighted-            Weighted-            Weighted-
                                                      Average              Average              Average
                                                     Exercise             Exercise             Exercise
                                             Shares    Price      Shares    Price      Shares    Price
                                            -------  -------   ---------   -------  ---------   ------

Outstanding at beginning of year            742,891   $10.60   2,213,202   $ 6.57   1,193,237   $13.79
Granted                                      37,000    26.65     182,000    22.26           -        -
Options granted attributable to the
 stock dividend                              35,285    10.35      94,671     6.53      59,580    13.13
Options granted attributable to the
 stock split                                      -        -           -        -   1,224,493     6.55
Options canceled by outside directors             -        -  (1,371,624)    6.19           -        -
Forfeited                                      (255)    7.79           -        -     (16,186)    8.97
Exercised                                   (51,355)    5.49    (375,358)    5.94    (247,922)    6.54
                                            -------            ---------            ---------
Outstanding at end of year                  763,566    11.24     742,891    10.60   2,213,202     6.57
                                            =======            =========            =========


The weighted average fair value of options (using the Black-Scholes model) granted during 2005 was $11.39.

                                                Weighted-
                            Weighted-             Average                           Weighted-
Options                       Average           Remaining              Options        Average
Outstanding at               Exercise         Contractual         Exercisable at     Exercise
December 31, 2005             Price                Life          December 31, 2005      Price
-----------------           ---------          ----------        -----------------    -------
          190,440             $ 5.22                 2.6                    190,440    $ 5.22
           89,274               4.97                 2.8                     89,274      4.97
           25,518               6.49                 4.8                     25,518      6.49
          194,353               7.79                 5.1                    155,482      7.79
           34,728              12.20                 6.5                     20,837     12.20
          168,000              21.24                 9.0                    168,000     21.24
           24,253              19.95                 8.3                      8,084     19.95
           37,000              26.65                 9.6                          -       N/A
-----------------                                                 -----------------
          763,566             $11.24                                        657,635    $10.34
=================                                                 =================



NOTE 9 - DEFERRED COMPENSATION

The Bank has deferred compensation agreements with two key officers and deferred fee agreements with three Board members. The deferred compensation agreements for officers require the Bank to provide annual benefits up to $100,000 for a period of 15 to 20 years after the employee's death, disability or retirement. The estimated present value of future benefits to be paid to officers is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. As of December 31, 2005, the deferred fee agreements with directors would provide annual benefits ranging from $8,000 to $16,000 for some Board members for 15 years after retirement or disability. The total of deferred director fees plus accrued interest will be distributed over the 15 year period. The expense incurred for the years ended December 31,2005, 2004 and 2003 totaled $135,000, $251,000 and
$326,000. The Company is the beneficiary on life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 2005 and 2004, the cash surrender value of these policies for officers and directors, which is included on the balance sheet in other assets, was $2,783,000 and $2,663,000, respectively.

NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) savings plan covering substantially all employees of the Company and the Bank. Employees who elect to participate are able to defer up to 15% of their annual salary, subject to limitations imposed by federal tax law. The Company makes matching contributions equal to 100% of each participant's elective deferral, up to a maximum of $1,200 per employee. Contributions by the Company for the years ended December 31, 2005, 2004 and 2003, were $137,000, $117,000 and $96,000.

NOTE 11 - RELATED-PARTY TRANSACTIONS

The Company had an operating lease with a major stockholder of the Company for office facilities. The lease expired in August 2004. Rental payments under this lease were $108,000 and $185,000 for the years ended December 31, 2004 and 2003.

The Company has, and expects to have in the future, banking transactions in the ordinary course of business with directors, executive officers and their associates.

An analysis of the loans to directors and executive officers follows:

                                          2005      2004
                                       -------   -------
(dollars in thousands)
Balance, beginning of year             $ 8,559   $ 7,277
Additions                               23,728    20,364
Principal reductions                   (20,144)  (19,082)
                                       -------   -------
Balance, end of year                   $12,143   $ 8,559
                                       =======   =======

During 2004, the Bank implemented a program to assist employees in financing their primary residences, as of December 31, 2005 the program had $9,503,000 in these loans, at interest rates from 3.88% to 4.50%.

Deposits held by directors and officers totaled $23,939,000 and $15,961,000 at the years ending December 31, 2005 and 2004.

A firm, of which a director is a partner, has acted as leasing agent for leased premises of the Bank. Real estate commissions or referral fees, that were paid by the lessors totaled $8,000 during 2005 and $32,000 in 2004. During 2005 the firm acted as a contractor for leasehold improvements of the Bank which totaled $266,000. In 2004, the firm also acted as a contractor for leasehold improvements of the Bank which totaled $420,000, of which $245,000 was paid by the lessor.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Bank is required by federal regulations to maintain certain minimum average balances with the Federal Reserve, based primarily on the Bank's daily demand deposit balances. Required deposits held with the Federal Reserve at December 31, 2005 and 2004, were $8,957,000 and $7,065,000.

The Company and the Bank have entered into operating leases for branches and office facilities that expire through June 2024. The majority of the lease agreements have options to extend the lease terms . Total rental expense for the years ended December 31, 2005, 2004 and 2003 was $1,492,000, $1,101,000 and $916,000, respectively.

Future minimum non-cancelable lease payments are as follows:
(dollars in thousands)
                       Year Ending December 31,
                       -----------------------
                                          2006       $ 1,490
                                          2007         1,408
                                          2008         1,369
                                          2009         1,355
                                          2010         1,063
                                    Thereafter         4,541
                                                     -------
                                                     $11,226
                                                     =======

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

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank's category.
The Company's and the Bank's actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the following table.


                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                         For Capital       Prompt Corrective
(dollars in thousands)                                  Actual         Adequacy Purposes   Action Provisions
                                                    ---------------   ------------------  ------------------
                                                     Amount   Ratio    Amount      Ratio   Amount      Ratio
                                                    -------   -----   --------     -----  ---------   ------
At December 31, 2005:
Total Capital to Risk-Weighted Assets
   Consolidated                                     $118,224   12.2%   $77,673      8.0%    $97,092    10.0%
   Bank                                              107,298   11.1%    77,669      8.0%     97,086    10.0%
Tier 1 Capital to Risk-Weighted Assets
   Consolidated                                      107,196   11.0%    38,837      4.0%     58,255     6.0%
   Bank                                               96,270    9.9%    38,835      4.0%     58,252     6.0%
Tier 1 Capital to Average Assets
   Consolidated                                      107,196    8.8%    36,366      3.0%     60,611     5.0%
   Bank                                               96,270    7.9%    36,365      3.0%     60,608     5.0%
At December 31, 2004:
Total Capital to Risk-Weighted Assets
   Consolidated                                       98,466   12.1%    64,926       8.0%    81,158    10.0%
   Bank                                               87,719   10.8%    64,922       8.0%    81,152    10.0%
Tier 1 Capital to Risk-Weighted Assets
   Consolidated                                       89,747   11.1%    32,463       4.0%    48,695     6.0%
   Bank                                               79,000    9.7%    32,461       4.0%    48,691     6.0%
Tier 1 Capital to Average Assets
   Consolidated                                       89,747    8.6%    31,215       3.0%    52,026     5.0%
   Bank                                               79,000    7.6%    31,214       3.0%    52,023     5.0%



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

Off-balance sheet instruments - The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties.




(dollars in thousands)
                                December 31, 2005      December 31, 2004
                           -----------------------   --------------------
                             Carrying         Fair    Carrying       Fair
                               Amount        Value      Amount      Value
                            ---------   ----------    --------  ---------
Financial assets:
Cash and cash equivalents  $   59,124     $ 59,124   $ 116,504  $ 116,504
Investment securities          62,385       62,385      10,356     10,356
Loans, net                  1,090,772    1,110,882     938,104    941,567
                           ----------   ----------  ---------- ----------
                           $1,212,281   $1,232,391  $1,064,964 $1,068,427
                           ==========   ==========  ========== ==========
Financial liabilities:
Deposits                   $  888,027   $  888,166  $  791,025 $  791,944
FHLB advances                 230,379      229,973     191,913    191,536
                           ----------   ----------  ---------- ----------
                           $1,118,406   $1,118,139  $  982,938 $  983,480
                           ==========   ==========  ========== ==========
Off-balance sheet
 financial instruments:
 Commitments to extend credit       -     $ 86,263         $ - $   70,064

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

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

At December 31, 2005 and 2004, loan commitments totaled $79,291,000 and $69,431,000 and standby letters of credit totaled $433,000 and $633,000.

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The condensed balance sheet of Northern Empire Bancshares (parent company only) as of December 31, 2005 and 2004, and statements of income and cash flows for each of the three years ended December 31, 2005, are as follows:

BALANCE SHEETS
(dollars in thousands, except share amount)
                                                   December 31,
                                                2005          2004
                                            --------       -------
Assets
Cash and cash equivalents                   $ 10,902      $ 10,698
Investment in Sonoma National Bank            96,382        79,131
Other assets                                      51            51
                                            --------       -------
Total assets                                $107,335       $89,880
                                            ========       =======
Liabilities and Stockholders' Equity
Other liabilities                           $     28       $     2
Preferred stock, no par value;
 10,000,000 shares authorized;
 none issued or outstanding                        -             -
Common stock, no par value;
 40,000,000 shares authorized;
 10,399,625 and 9,854,067 shares
 issued and outstanding in
 2005 and 2004                                60,655        47,302
Additional paid-in-capital                     7,681         7,681
Accumulated other comprehensive income (loss)   (101)          (10)
Retained earnings                             39,072        34,905
                                            --------       -------
Total stockholders' equity                   107,307        89,878
                                            --------       -------
Total liabilities and stockholders' equity  $107,335       $89,880
                                            ========       =======



STATEMENTS OF INCOME
                                              Years Ended December 31,
(dollars in thousands)                       2005      2004       2003
                                             ----      ----       ----
Interest and other income                 $   203   $    52    $     6
Administrative expenses                      (296)     (153)       (47)
Income tax expense                             (1)       (1)        (1)
Equity in undistributed earnings
 of Sonoma National Bank                   17,341    14,422     11,313
                                          -------   -------    -------
Net income                                $17,247   $14,320    $11,271
                                          =======   =======    =======

STATEMENTS OF CASH FLOWS
                                              Years Ended December 31,
(dollars in thousands)                       2005       2004      2003
                                             ----       ----      ----
Cash flows from operating activities:
Net income                                $17,247   $14,320    $11,271
Adjustments to reconcile net income
 to net cash from operating activities:
 Changes in other assets                        -         -          3
 Change in other liabilities                   25        (7)         9
Equity in undistributed earnings          (17,341)  (14,422)   (11,313)
                                          -------   -------    -------
Net cash from operating activities            (69)     (109)       (30)
                                          -------   -------    -------
Cash flows from financing activities:
Payout of fractional shares                    (9)       (6)        (7)
Repurchase of common stock                      -      (164)         -
Contributed capital                             -     6,851          -
Proceeds from exercise of stock options       282     2,228      1,623
                                          -------   -------    -------
Net cash from financing activities            273     8,909      1,616
                                          -------   -------    -------
Net change in cash and cash equivalents       204     8,800      1,586
Cash and cash equivalents,
 beginning of year                         10,698     1,898        312
                                          -------   -------    -------
Cash and cash equivalents,
 end of year                              $10,902   $10,698    $ 1,898
                                          =======   =======    =======




NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Dollars in thousands, except per share data

                                             2005 Quarter Ended
                             ----------------------------------------------------
                             March 31,     June 30,   September 30,   December 31,
                             --------     --------    ------------    -----------
Interest income              $ 16,655     $ 18,150        $ 19,296       $ 20,237
Net interest income            11,184       11,273          11,524         11,711
Provision for loan losses         525          525             600            600
Noninterest income                843        1,188           1,166          1,195
Noninterest expense             4,386        4,996           4,702          4,430
Income before taxes             7,116        6,940           7,388          7,876
Net income                      4,200        4,076           4,362          4,609
Earnings per common
 share as reported (1)           0.41         0.39            0.42           0.44
Earnings per common
 share, assuming dilution (1)    0.39         0.38            0.40           0.42


                                             2004 Quarter Ended
                             ----------------------------------------------------
                             March 31,     June 30,   September 30,   December 31,
                             --------     --------    ------------    -----------
Interest income              $ 12,291     $ 13,167        $ 13,904       $ 15,040
Net interest income             8,958        9,692           9,980         10,486
Provision for loan losses         225          325             475            525
Noninterest income                975          607             965            315
Noninterest expense             3,751        3,740           4,356          4,793
Income before taxes             5,957        6,234           6,114          5,483
Net income                      3,581        3,649           3,611          3,479
Earnings per common
 share as reported (1)           0.36         0.35            0.35           0.33
Earnings per common
share, assuming dilution (1)     0.31         0.31            0.30           0.31


(1) All earnings per share data have been restated to give effect of the Company's 5% stock dividend in 2005 and 2004.




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Northern Empire Bancshares

We have audited the accompanying consolidated balance sheets of Northern Empire Bancshares and Subsidiary (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three years in the period ended December 31, 2005. We have also audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Northern Empire Bancshares and Subsidiary (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Northern Empire Bancshares' management is responsible for these financial statements, maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial
statement presentation.   An audit of internal control over financial
reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Empire Bancshares and Subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion management's assessment that Northern Empire Bancshares And Subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Furthermore, in our opinion, Northern Empire Bancshares and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ Moss Adams
Santa Rosa, California
March 14, 2006







ITEM 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure

None.


ITEM 9 A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Corporation's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Corporation which is required to be included in the Corporation's periodic Securities and Exchange Commission filings.

Management Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities and Exchange Commission Rule 13a-15(f) under the Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits and other management testing.

Because of inherent limitations, internal control over financial
reporting may not prevent or detect misstatements.   Also,
projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our chief executive officer and chief accounting officer, performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, using the criteria described in Internal Control
- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Attestation Report of Registered Public Accounting Firm

The attestation report of registered public accounting firm required to be furnished pursuant to this item is set forth under Item 8 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect the Corporation's internal control over financial reporting.

ITEM 9 B.      Other Information

None


               Part III

ITEM 10.       Directors and Executive Officers of the Registrant

The information required by Item 10 of Part III will be set forth, under the captions "PROPOSAL NO. 1: ELECTION OF DIRECTORS" - "Nominees to the Board of Directors," "Audit Committee," and "Executive Officers," in the Company's definitive proxy statement for its 2006 annual shareholders' meeting, to be filed with the SEC, and such information is incorporated herein by reference.

Code of Ethics

The Corporation and the Bank have adopted a financial code of ethics for senior financial officers. A paper copy of the financial code of ethics may be obtained free of charge by contacting Jane M. Baker, at the Corporation at 3558 Round Barn Blvd, Suite 300, Santa Rosa, CA 95403 or by telephone 707-591-9000.

ITEM 11.       Executive Compensation

The information required by Item 11 of Part III will be set forth, under the captions "EXECUTIVE COMPENSATION" and "Executive Compensation Committee Report," in the Company's definitive proxy statement for its 2006 annual shareholders' meeting, to be filed with the SEC, and such information is incorporated herein by reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III will be set forth, under the caption "Security Ownership of Management," in the Company's definitive proxy statement for its 2006 annual shareholders' meeting, to be filed with the SEC, and such information is incorporated herein by reference.

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

The following table shows the number of shares that may be issued upon the exercise of options outstanding as of December 31, 2005, the weighted average exercise price of such options and the number of shares remaining for option grants under the 1997 Plan. The numbers of shares and the exercise prices have been adjusted, pursuant to the terms of the 1997 Plan, for stock dividends and the 2003 two-for-one stock split.

               Equity Compensation Plan Information


                                                        Number of
                                                       securities
                                                       remaining
                                                      available for
                  Number of                          future issuance
                 securities                           under equity
                to be issued      Weighted-average     compensation
               upon exercise      exercise price    plans (excluding
              of outstanding     of outstanding       securities
           options, warrants      options, warrants   reflected in
               and rights (a)       and rights        column (a))
           -------------------   ------------------  ---------------

Equity compensation
  plans approved
  by security
  holders             763,566                $11.24        1,725,694

Equity compensation
  plans not approved
  by security
  holders                    0                    0                0
            ------------------   ------------------  ---------------
Total                  763,566               $11.24        1,725,694
            ==================   ==================  ===============


ITEM 13.    Certain Relationships and Related Transactions

The information required by Item 13 of Part III will be set forth, under the caption "Related Transactions," in the Company's definitive proxy statement for its 2006 annual shareholders' meeting, to be filed with the SEC, and such information is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

The information required by Item 14 of Part III will be set forth, under the caption "INDEPENDENT PUBLIC ACCOUNTANTS," in the Company's definitive proxy statement for its 2006 annual shareholders' meeting, to be filed with the SEC, and such information is incorporated herein by reference.


          Part IV

ITEM 15.  Exhibits, Financial Statement Schedules

(1)  1.  All Financial Statements.
         See item 8.
(2)  2.  Financial Statement Schedules.
         None required
(3)  3.  Exhibits

The following is a list of the exhibits to this Form 10-K.

  (3)(a) Restated Articles of Incorporation, as amended through December 1, 2003 (filed as Exhibit (3)(d) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31,1988, file number 2-91196, and incorporated herein by this reference).

     (b) Secretary's certificate of Amendment to the Bylaws of the Corporation and revised Bylaws

  (4)(a)  Securities To Be Offered to Employees in Employee
          Benefit Plans filed on Form S-8 on August 30, 2005, and incorporated herein by this reference.

     (b)  Registration of Securities filed on Form 8-A on May
          18, 2005, and incorporated herein by this reference.

 (10)(a)* Stock Option Plan (filed as Exhibit 10.2 to the
          Corporation's S-1 Registration Statement, filed May
          18, 1984, file number 2-91196, and incorporated herein by this reference).

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

     (y) Lease for Sonoma Branch at 135 West Napa Street, Sonoma, California, dated April 5, 2002. (filed as Exhibit (10)(a) to the Corporation's Quarterly Report on Form 10-Q for the Quarter Year Ended March 31, 2002, file number 2-91196, and incorporated herein by this reference).

     (z)  Lease for Operations Center at 1650 Northpoint
          Parkway, Santa Rosa, California, dated February 1,
          2001. (filed as Exhibit (10)(aa) to the Corporation's
          Annual Report on Form 10-K for the Fiscal Year Ended
          December 31, 2000, file number 2-91196, and incorporated herein by this reference).

    (aa) Lease for Administrative Offices and the Loan Department at 3558 Round Barn Boulevard, Santa Rosa, California, dated October 14, 2003 (filed as Exhibit
          (10)(bb) to the Corporation's Quarterly Report on Form 10-Q for the Quarter Year Ended September 30, 2003, file number 2-91196 and incorporated herein by this reference).

    (bb) Lease for the Main Branch at 801 Fourth Street, Santa Rosa, California, dated December 17, 2003 (filed as Exhibit (10)(dd) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, file number 2-91196, and incorporated herein by this reference).

    (cc) Letter agreement dated November 5, 2004 with Mr. Clement C. Carinalli, filed as Exhibit 10(cc) to the Corporation's Amendment No. 2 to Form 10-K for the fiscal year ended December 31, 2004, file number 0-51318, and incorporated herein by this reference). Certain commercial and financial information has been omitted from this Exhibit and filed separately, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

    (dd) Letter agreement dated November 5, 2004 with Mr. Patrick R. Gallaher, filed as Exhibit 10(dd) to the Corporation's Amendment No. 2 to Form 10-K for the fiscal year ended December 31, 2004, file number 0-51318, and incorporated herein by this reference). Certain commercial and financial information has been omitted from this Exhibit and filed separately, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

    (ee) Letter agreement dated November 5, 2004 with Mr. William P. Gallaher, filed as Exhibit 10(ee) to the Corporation's Amendment No. 2 to Form 10-K for the fiscal year ended December 31, 2004, file number 0-51318, and incorporated herein by this reference). Certain commercial and financial information has been omitted from this Exhibit and filed separately, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

    (ff) Letter agreement dated November 5, 2004 with Mr. William E. Geary, filed as Exhibit 10(ff) to the Corporation's Amendment No. 2 to Form 10-K for the fiscal year ended December 31, 2004, file number 0-51318, and incorporated herein by this reference).

    (gg) Letter agreement dated November 5, 2004 with Mr. Dennis R. Hunter, filed as Exhibit 10(gg) to the Corporation's Amendment No. 2 to Form 10-K for the fiscal year ended December 31, 2004, file number 0-51318, and incorporated herein by this reference).

    (hh)  Letter agreement dated November 5, 2004 with Mr. James
          B. Keegan, Jr. filed as Exhibit 10(hh) to the Corporation's Amendment No. 2 to Form 10-K for the fiscal year ended December 31, 2004, file number 0-51318, and incorporated herein by this reference). Certain commercial and financial information has been omitted from this Exhibit and filed separately, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

    (ii) Letter agreement dated November 5, 2004 with Mr. Robert V. Pauley, filed as Exhibit 10(ii) to the Corporation's Amendment No. 2 to Form 10-K for the fiscal year ended December 31, 2004, file number 0-51318, and incorporated herein by this reference).

    (jj)* Indemnification Agreement between Sonoma National Bank and Kevin E. Carinalli dated September 27, 2005 (filed as Exhibit (10)(a) of the Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, and incorporated herein by this reference).

    (kk)* Indemnification Agreement between Sonoma National Bank and Michael J. Wright dated September 27, 2005 (filed as Exhibit (10)(b) of the Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, and incorporated herein by this reference).

    (ll)* Indemnification Agreement between Northern Empire Bancshares and Deborah A. Meekins dated September 27, 2005 (filed as Exhibit (10)(c) of the Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, and incorporated herein by this reference).

    (mm)* Amendment No. 1 to Indemnification Agreement between Northern Empire Bancshares and Clement C. Carinalli dated September 27, 2005 (filed as Exhibit (10)(d) of the Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, and incorporated herein by this reference).

    (nn)* Amendment No. 1 to Indemnification Agreement between Northern Empire Bancshares and Patrick R. Gallaher dated September 27, 2005 (filed as Exhibit (10)(e) of the Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, and incorporated herein by this reference).

    (oo)* Amendment No. 1 to Indemnification Agreement between Northern Empire Bancshares and William E. Geary dated September 27, 2005 (filed as Exhibit (10)(f) of the Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, and incorporated herein by this reference).

    (pp)* Amendment No. 1 to Indemnification Agreement between Northern Empire Bancshares and Dennis R. Hunter dated September 27, 2005 (filed as Exhibit (10)(g) of the Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, and incorporated Herein by this reference).

    (qq)* Amendment No. 1 to Indemnification Agreement between Northern Empire Bancshares and James B. Keegan dated September 27, 2005 (filed as Exhibit (10)(h) of the Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, and incorporated herein by this reference).

    (rr)* Amendment No. 1 to Indemnification Agreement between Sonoma National Bank and Clement C. Carinalli dated September 27, 2005 (filed as Exhibit (10)(i) of the Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, and incorporated herein by this reference).

    (ss)* Amendment No. 1 to Indemnification Agreement between Sonoma National Bank and Patrick R. Gallaher dated September 27, 2005 (filed as Exhibit (10)(j) of the Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, and incorporated herein by this reference).

    (tt)* Amendment No. 1 to Indemnification Agreement between Sonoma National Bank and William E. Geary dated September 27, 2005 (filed as Exhibit (10)(k) of the Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, and incorporated herein by this reference).

    (uu)* Amendment No. 1 to Indemnification Agreement between Sonoma National Bank and Dennis R. Hunter dated September 27, 2005 (filed as Exhibit (10)(l) of the Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, and incorporated herein by this reference).

    (vv)* Amendment No. 1 to Indemnification Agreement between Sonoma National Bank and James B. Keegan, Jr. dated September 27, 2005 (filed as Exhibit (10)(m) of the Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, and incorporated herein by this reference).

    (ww)* Amendment No. 1 to Indemnification Agreement between Sonoma National Bank and Deborah A. Meekins dated September 27, 2005 (filed as Exhibit (10)(n) of the Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, and incorporated herein by this reference).

    (xx)* Amendment No. 1 to Indemnification Agreement between Sonoma National Bank and David F. Titus dated September 27, 2005 (filed as Exhibit (10)(o) of the Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, and incorporated herein by this reference).

    (yy)* Amendment to Executive Salary continuation Agreement between David F. Titus and Sonoma National Bank dated
          February 14, 2006.

*Management contract or compensation plan or arrangement.

 (14)  Code of Conduct and Ethics

 (21) Subsidiaries of the Corporation (filed as Exhibit 22 to Post Effective Amendment No. 5 to the Corporation's S-1 Registration Statement, filed May 29, 1987, File No 2-91196 and incorporated herein by this reference).

 (23)  Consent of Independent Registered Public Accounting Firm

 (31)  Rule 13a-14(a)/15d-14(a) Certifications

 (32)  Section 1350 Certifications

(b)  Reports on Form 8-K

     Form 8-K, filed on January 19, 2006, reporting, under Item
     2.02 and 9.01, 2005 financial results.


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

               Northern Empire Bancshares

               By /s/  Deborah A. Meekins
                  -----------------------
                  Deborah A. Meekins
                  President & Chief Executive Officer

                  Date:    March 14, 2006

                  By /s/ Jane M. Baker
                     -----------------
                     Jane M. Baker
                     Chief Accounting Officer

                     Date:    March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Dennis R. Hunter                      Date March 14, 2006
--------------------                      -------------------
Dennis R. Hunter
Chairman of the Board of Directors


/s/ James B. Keegan, Jr.                  Date March 14, 2006
-----------------------                   -------------------
James B. Keegan, Jr.
Vice Chairman of the Board of Directors


/s/ Patrick R. Gallaher                   Date March 14, 2006
-----------------------                   -------------------
Patrick R. Gallaher,
Secretary and Director


/s/ Clement C. Carinalli                  Date March 14, 2006
------------------------                  -------------------
Clement C. Carinalli,
Director



/s/ William E. Geary                      Date March 14, 2006
--------------------                      -------------------
William E. Geary,
Director