Form 10-Q
period 2006-03-31
NORTHERN EMPIRE BANCSHARES
filed 2006-05-09
CIK 746253

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2006

                                   OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number 000-51318

                       NORTHERN EMPIRE BANCSHARES
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

California                                                   94-2830529
--------------------------------      -----------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

           801 Fourth Street, Santa Rosa, California    95404
           -----------------------------------------------------
          (Address of principal executive offices)     (Zip code)

                              707-579-2265
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

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

                               Yes  X    No
                                  -----     -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer X  Non-accelerated filer
                        ---                 ---                       ---
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes    No  X
                                  ---    ---

                  APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Title of class:  Common Stock, no par value. Outstanding shares as of
                    March 31, 2006: 10,935,103



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

   NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
                                                March 31,     December 31,
                                                  2006            2005
                                                  ----            ----
                   ASSETS
Cash and equivalents:
  Cash and due from banks                     $    23,877     $    28,936
  Federal funds sold                               39,714          30,188
                                              -----------     -----------
    Total cash and equivalents                     63,591          59,124
Investment securities available-for-sale           50,813          50,488
Federal Home Loan Bank (FHLB) stock, at cost       11,869          11,731
Federal Reserve Bank stock, at cost                   166             166
Loans receivable, net                           1,143,249       1,090,772
Leasehold improvements and equipment, net           3,149           3,292
Accrued interest receivable and other assets       16,340          16,161
                                              -----------     -----------
        Total assets                          $ 1,289,177     $ 1,231,734
                                              ===========     ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                    $   923,257     $   888,027
  FHLB Advances                                   246,368         230,379
  Accrued interest payable and other
   liabilities                                      7,590           6,021
                                              -----------     -----------
Total liabilities                               1,177,215       1,124,427
                                              -----------     -----------
Shareholders' equity:
Common stock, no par value; authorized,

40,000,000 shares; shares issued and
outstanding, 10,935,103 at March 31, 2006
and 10,919,606 at December 31, 2005                73,827          60,655
Additional paid-in-capital                          7,749           7,681
Accumulated other comprehensive (loss)                (62)           (101)
Retained earnings                                  30,448          39,072
                                              -----------     -----------
    Total shareholders' equity                    111,962         107,307
                                              -----------     -----------
        Total liabilities and shareholders'
         equity                               $ 1,289,177     $ 1,231,734
                                              ===========     ===========
             See Notes to Consolidated Financial Statements


                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
                                                      Three months ended
                                                           March 31,
                                                        2006         2005
                                                        ----         ----
(dollars in thousdans, expcept
 per share data)
Interest income:
  Loans                                            $  20,339    $  15,949
  Federal funds sold and investment securities         1,113          706
                                                   ---------    ---------
    Total interest income                             21,452       16,655
Interest expense                                       9,615        5,471
                                                   ---------    ---------
        Net interest income before provision for
         loan losses                                  11,837       11,184
Provision for loan losses                                500          525
                                                   ---------    ---------
        Net interest income after provision for
         loan losses                                  11,337       10,659
                                                   ---------    ---------
Other income:
  Service charges on deposits                            124          128
  Gain on sale of loans                                  799          512
  Other                                                  224          203
                                                   ---------    ---------
    Total other income                                 1,147          843
                                                   ---------    ---------
Other expenses:
  Salaries and employee benefits                       3,167        2,616
  Occupancy                                              506          424
  Equipment                                              296          254
  Business development, advertising and donations        173          191
  Outside customer services                               79           77
  Shareholder & director expenses                        102          115
  Deposit and other insurance                            140          129
  Professional fees                                      144          212
  Other                                                  409          368
                                                   ---------    ---------
    Total other expenses                               5,016        4,386
                                                   ---------    ---------
        Income before provision for income taxes       7,468        7,116
Provision for income taxes                             3,020        2,916
                                                   ---------    ---------
        Net income                                 $   4,448    $   4,200
                                                   =========    =========
Earnings per common share                          $    0.41    $    0.39
                                                   =========    =========
Earnings per common share assuming dilution        $    0.39    $    0.37
                                                   =========    =========
             See Notes to Consolidated Financial Statements


                NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Three months ended
                                                           March 31,
                                                      -----------------
(dollars in thousands)                                2006         2005
                                                      ----         ----
Cash flows from operating activities:
  Net income                                       $   4,448    $   4,200
  Adjustments to reconcile net income to net cash
   from operating activities:
    Provision for loan losses                            500          525
    Depreciation and amortization                        241          195
    Accretion of investment securities                  (263)           0
    FHLB Stock dividends                                (138)        (115)
    Change in deferred income taxes                      505          556
    Gain on sale of loans                               (799)        (512)
Changes in operating assets and liabilities:
    Change in deferred loan fees and discounts           309           53
    Change in interest receivable and other assets      (708)      (1,260)
    Change in accrued interest payable and other
     liabilities                                       1,569       (1,348)
                                                   ---------    ---------
        Net cash provided by operating activities      5,664        2,294
                                                   ---------    ---------
Cash flows from investing activities:
  Purchase of restricted stock, net of redemptions                 (1,859)
  Net increase in loans receivable                   (52,487)     (48,611)
  Purchase of leasehold improvements and
   equipment, net                                        (97)        (188)
                                                   ---------    ---------
        Net cash used by investing activities        (52,584)     (50,658)
                                                   ---------    ---------
Cash flows from financing activities:
  Net change in deposits                              35,230       11,452
  Net change in FHLB advances                         15,989       41,991
  Additional paid in capital                              18
  Proceeds from exercise of stock options,
   including tax benefits                                150           39
                                                   ---------    ---------
        Net cash provided by financing activities     51,387       53,482
                                                   ---------    ---------
Net change in cash and cash equivalents                4,467        5,118
Cash and cash equivalents, at beginning of year       59,124      116,504
Cash and cash equivalents, at end of period        $  63,591    $ 121,622
                                                   =========    =========
Supplemental cash-flow information:
  Interest paid                                    $   9,351    $   5,226
                                                   =========    =========
Income taxes paid                                  $     550    $   3,950
                                                   =========    =========
             See Notes to Consolidated Financial Statements


                Northern Empire Bancshares and Subsidiary
               Notes to Consolidated Financial Statements
                             March 31, 2006

Note 1 - Basis of Presentation

The unaudited financial information contained in this report reflects all adjustments which, in the opinion of Management, are necessary to present fairly the financial condition of Northern Empire Bancshares and Subsidiary at March 31, 2006 and the results of operations for the three months then ended. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2006.

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

Certain information and footnote disclosures presented in the Company's annual consolidated financial statements are not included in these interim financial statements pursuant to SEC rules or regulations. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2005 Annual Report on Form 10-K.

Note 2 - Net Income per Common and Common Equivalent Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding, which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Corporation's common stock throughout the period adjusted for the impact of the 5% stock dividend declared on March 28, 2006 and March 22, 2005. Earnings per share on a diluted basis are calculated based on the average number of shares outstanding including dilutive stock options at the time. The Corporation's EPS data is as follows:

                               For the three months ended                     For the three months ended
                                     March 31, 2006                                  March 31, 2005
                               --------------------------                     --------------------------
                                                           Per                                        Per
                              Income/       Shares/       Share           Income/      Shares/       Share
                            Numerator    Denominator     Amount          Numerator    Denominator    Amount
                            ---------    -----------     ------          ---------    -----------    ------
Net Income                  $4,448,000                                   $4,200,000
                            ==========                                   ==========
EPS - Income available
 to common stockholders     $4,448,000   10,926,723      $0.41           $4,200,000   10,866,161     $0.39
                            ==========                   =====           ==========                  =====
Effect of dilutive
Securities - Stock
Options                                     345,745                                      451,040
                                            -------                                      -------

EPS assuming dilution -
Income available to
common stockholders plus
assumed conversion          $4,448,000   11,272,468      $0.39           $4,200,000   11,317,201     $0.37
                            ==========   ==========      =====           ==========   ==========     =====

Note 3 - Stock Based Compensation

Effective January 1, 2006, the Company adopted the Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment (SFAS 123R)", using the modified prospective transition method and therefore has not restated results for the prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. During the first quarter there were no grants of stock options. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term ranging from three to five years. The Statement requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increased net financing cash flows in periods after adoption.

Prior to the adoption of SFAS 123R, the company recognized stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and complied with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, no compensation expense was recognized for stock option grants, since the stock options were granted at market value at the time of grant. The adoption of SFAS No. 123R primarily resulted in a change in our method of recognizing the fair value of share based compensation which results in our recording compensation expense for the stock options.
Under APB No. 25, compensation expense was only recorded when there was an excess of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock.

At January 1, 2006, the Company had the stock-based employee compensation plan described below. The total compensation expense related to the plan was $18,000 for the three months ended March 31, 2006. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provision of APB 25. Accordingly, the Company generally had not recognized compensation expense since all of the grants were made at the fair market value on the date of grant.

Prior to January 1, 2006, pro forma disclosure amounts in accordance with SFAS No 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148), as the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

As a result of adopting SFAS 123R, the impact to the Consolidated Financial Statements for the three months ended March 31, 2006 for income before income taxes and net income for the three months ended March 31, 2006 was $18,000 and $11,000 lower, respectively, than if we had continued to account for stock based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was nominal.

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the first quarter of fiscal 2005, had the Company applied the fair value recognition provisions of SFAS 123 as follows:

                                                 For the three months
(In thousands)                                   ended March 31, 2005
----------------------------------               ---------------------
Net Income for the period                                $4,200
Compensation expense, net of tax effect                      33
                                                         ------
Proforma net income                                      $4,167
                                                         ======
Proforma earnings per common share                       $ 0.38
Proforma earnings per common share, assuming dilution    $ 0.37


Description of the Stock Option Plan

Neither the Company nor the Bank award restricted stock or have long term incentive plans, other than the Company's 1997 Stock Option Plan. The Company's 1984 Stock Option Plan expired in February 1994 with the last of the options exercised in January 2004. The 1997 Plan was approved by the Company's shareholders at the 1998 annual shareholders' meeting. The purpose of the Plan is to provide a means whereby officers, employees and directors of the Company and the Bank and any other corporation that may become a subsidiary of the Company, may be given an opportunity to purchase shares of common stock of the Company. The Plan is intended to advance the interests of the Company and the Bank by enhancing their ability to attract and retain the best available personnel for positions of substantial responsibility and to attract and retain the best available persons to serve as directors of the Company and the Bank, to provide additional incentive to officers, employees and directors, and to promote the success of the Company's business. The Plan provides for the grant of both nonstatutory options and options which are intended to qualify as "incentive stock options" as defined in Section 422 of the Internal Revenue Code.

Under the stock option plan 3,009,512 (adjusted for the stock dividend declared on March 28, 2006) shares of our Common Stock are available for issuance. Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our Common Stock on the date the options were granted and no option has a term in excess of ten years. Options vested and became exercisable either on the date of grant or over a vesting period of 3 to 5 years from the grant date. The information included in this note has not been adjusted for the impact of the 5% stock dividend declared on March 28, 2006 with a record date of May 1.

The Company determines fair value at grant date using the Black-Scholes-Merton pricing model that takes into account the stock prices at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividend yield and the risk free interest rate over the expected life of the option. The expected term of options granted is derived using the simplified method, which is based upon the average period between vesting term and expiration term of the options. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company's stock over a period commensurate with the expected term of the options. The Company believes that historical volatility is indicative of expectations about its future volatility over the expected term of the options.

For options granted prior to January 1, 2006, and valued in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility of the Company's stock. The Company recognized option forfeitures as they occurred.

No options were granted in the first quarter of 2006 or 2005.

Option activity under the 1997 plan as of March 31, 2006, and changes during the three months ended March 31, 2006 were as follows:

                                                                                  Weighted
                                                                                   Average
                                                              Weighted            remaining       Aggregate
                                                               Average           Contractual      Intrinsic
                                                   Shares   Exercise price     Term (in years)     Value
Outstanding at December 31, 2005                  763,566      $11.24
Granted                                                 0
Exercised                                          14,759      $ 6.75
Forfeited                                             510      $ 7.79
                                                  -------      ------                ----        -----------
Outstanding at March 31, 2006                     748,297      $11.33                 4.5        $10,471,000
                                                  =======      ======                ====        ===========
Vested and expected to vest at March 31, 2006     748,297      $11.33                 4.5        $10,471,000
Vested and exercisable at March 31, 2006          718,237      $11.12                 4.5        $10,204,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Northern Empire Bancshares'
(NREB) closing stock price on March 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options holders exercised their options on March 31, 2006. The amount changes based on the fair market value of the Company's stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $265,000. Total fair value of options vested and expensed was $11,000, net of tax for the three months ended March 31, 2006.

Cash received from option exercises for the first three months ended
March 31, 2006 was $100,000. The actual tax benefit realized from option exercises of the share-based for the three months ended March 31, 2006 was $41,000.

As of March 31, 2006, the total of unrecognized stock-based compensation
expense related to non-vested stock options was $54,000.   That cost is
expected to be recognized over a weighted-average period of 14 months. The non-vested stock options totaled 30,060 and there was no activity during the first quarter of 2006.

Note 4 - Comprehensive Income

The Company's total comprehensive earnings presentation is as follows:

                                                      For the three months
                                                         ended March 31,
                                                      -------------------
(In thousands)                                           2006        2005
                                                         ----        ----
Net Income                                             $4,448      $4,200
                                                       ------      ------
Other Comprehensive income (loss):
  Change in unrealized holding gain (losses)
    arising during the period                              63         (25)
  Income tax benefit (expense)                           ( 24)         18
                                                       ------      ------
  Net Other Comprehensive income (loss):                   39          (7)
                                                       ------      ------
  Comprehensive income                                 $4,487      $4,193
                                                       ======      ======

Note 5 - Common Stock Dividend

On March 28, 2006 the Board of Directors declared a 5% stock dividend payable on May 19, 2006 to shareholders of record on May 1, 2006.
Retained earnings have been adjusted for the impact of the stock dividend. Common stock and the earnings per share amounts have also been adjusted for the impact of the stock dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Northern Empire Bancshares (the "Company") is the financial holding company of Sonoma National Bank (the "Bank"). Since the principal business of the Company is the Bank, the following discussion pertains mainly to the Bank.

Critical Accounting Policies

The Company and Bank's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. One policy, Allowance for Loan Losses, has been identified as being critical because it requires management to make difficult and subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. This policy is reviewed by the Loan Committee and approved by the Board of Directors.

The Allowance for Loan Losses represents management's estimate of probable losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is reviewed monthly and is based on allocations for each loan category (e.g. Real Estate, Commercial) plus an allocation for any outstanding loans which have been classified and are on the Bank's "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition to the allocated component, there is an unallocated component. The unallocated component incorporates management's judgment of the inherent risks in the portfolio based on: historical loan loss experience, loan concentrations, evaluations made by regulatory agencies and our outside consultants, and assessment of economic conditions. The allocated and unallocated components represent the total allowance for loan losses that management estimates is adequate to cover losses inherent in the loan portfolio.

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

Forward-looking statements

The discussion of certain matters in this report may constitute "forward-looking statements" as defined in section 27A of the Securities Act of 1933, and section 21E of the Securities Exchange Act of 1934, which include statements such as projections, plans, objectives and assumptions about the future, and such forward looking statements are subject to the safe harbor created by these sections. Although the Company and the Bank have based their plans and projections on certain assumptions, there can be no assurances that such assumptions will be correct, or that their plans and projections can be achieved. Actual results, amounts and events may differ significantly from those expected to occur, and many factors, risks and uncertainties might cause such a difference, including economic conditions, changes in interest rates, competition from other financial institutions and other factors discussed in this report. Such factors, risks and uncertainties include, but are not limited to the following:

  Changes in economic conditions and declines in the value of real estate collateral. At March 31, 2006, $1,131,543,000 or 97.9% of the Bank's loans, including real estate loans and a majority of the Bank's SBA loans, were secured by real estate as the principal source of col-lateral. A worsening of economic conditions, a decline in real estate values and/or rising interest rates would have an adverse effect on the value of real estate securing these loans and would have an adverse effect on the financial condition of the Bank.

  The banking authorities have recently proposed Guidance, entitled Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, which if adopted will apply to institutions, like the Bank that have a high concentration of real estate and related loans in their portfolio. The proposed Guidance provides that such institutions may be required in the future to maintain higher capital ratios than other institutions with lower such concentrations. If the proposed Guidance is adopted, the Bank will be subject to increased regulatory oversight and guidance. While the Company and the Bank are well capitalized under current policies of the banking authorities, they could become subject to higher capital requirements under the proposed Guidance.

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

  Changes in the market interest rates and volatility of rate sensitive loans and deposits. Changes in interest rates impact (1) the demand for new loans, (2) loan prepayment, (3) the rates received on loans and securities, (4) the debt service burden on the Bank's loan customers and
  (5) the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have an adverse effect on the business, financial condition and results of operations of the Company and the Bank.

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

  Changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission (SEC) or other standard-setting bodies. Such changes could affect the manner in which the Corporation and the Bank are required to account for and report income, expenses, reserves, or a merger or acquisition, if any and could materially affect the Company's business and financial statements.

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

The Company specifically disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements in this report to reflect future events or developments.


Summary of Financial Results

Total consolidated assets of $1,289,177,000 at March 31, 2006, grew $57.4 million during the first quarter compared to $1,231,734,000 at December 31, 2005. Net loans increased $52.5 million in the first quarter of 2006. Cash and equivalents increased $4.5 million during the first quarter.

Net income after tax for the first three months of 2006 equaled $4,448,000 compared to $4,200,000 for the comparable period of 2005, an increase of 5.9%. Increased profit resulted primarily from growth in net interest income due to loan growth and an increase in profit on loan sales.


Net Interest Income

Net interest income (before the provision for loan losses) of $11,837,000 for the first quarter of 2006 increased 5.8% from $11,184,000 for the comparable period last year. This increase in net interest income resulted primarily from volume increases of $151.2 million in average earning assets for the current quarter compared to the first quarter of 2005. Average interest bearing deposits for the first quarter increased $100.6 million over the same period last year and average borrowings with the Federal Home Loan Bank increased $24.7 million.

The net interest margin equaled 3.90% during the first quarter of 2006 compared to net interest margin of 4.19% for the first quarter of 2005 and 3.99% for the year ended December 31, 2005. The yield on average loans equaled 7.32% in the first quarter compared to 6.65% for the same period last year, while the Bank's cost of funds increased to 3.70% for the first quarter of 2006 from 2.39% for the first quarter of 2005.

Several factors impact the Bank's interest margin. These include changes in market interest rates, level of loans relative to deposits, mix of loan and earning assets, non-accrual loan balances and mix of deposits and other funding sources.

  Changes in Market Interest Rates

Changes in economic conditions and the actions of the Federal Reserve Board to increase or decrease the Fed Funds and Discount rates have a direct impact on the Bank's net interest margin since loan pricing is tied to various indices (prime rate, 11th District Cost of Funds, etc.) which generally move in response to Federal Reserve Board actions.

The full impact of rate changes on the Bank's earnings are not realized for several months, since not all loans or deposits reprice immediately. The majority of SBA loans is tied to the prime rate and reprice on a calendar quarter basis. During the first quarter of 2006 the prime rate increased 50 basis points to 7.75% at the end of the quarter compared to 5.75% at March 31, 2005. During 2005 the prime rate increased 200 basis points to 7.25% by December 31, 2005. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

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

Of the Bank's loan portfolio totaling $1,156 million at March 31, 2006, $715.1 million or 61.8% of total loans were adjustable rate loans which have not reached a floor or ceiling rate. Of that 61.8% of total loans, approximately $299.0 million were prime-based loans, of which $107.2 million reprice when prime changes and $191.8 million reprice on a quarterly basis.

Changing market interest rates also impact borrower behavior. The Bank has experienced a steady rate of loan payoffs as borrowers have refinanced their existing loans with loans at more attractive rates and terms.
Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. In a rising rate environment, it is necessary to remain competitively priced in order to retain existing and acquire new deposit balances. The current relatively low rates offered on deposits makes them less attractive to depositors. The Bank has responded to the highly competitive rate environment by adding new deposit products such as the high yield money market account and increasing certificate of deposit rates.

The Bank had $615.5 million in time certificates of deposits at March 31, 2006. These accounts reprice at the time the certificate matures which delays the impact of rising interest rates. The Bank has offered competitive market rates for deposits when compared to other financial institutions in our area. The cost of time deposits equaled 3.94% for the first quarter of 2006 compared to 2.65% in the first quarter of the preceding year.

  Level of Loans Relative to Deposits

The Bank's ratio of loans-to-deposits increased to an average of 124.4% in the first quarter of 2006 compared to 122.0% for the same period last year. An increase in the loan-to-deposit ratio generally results in an increase in net interest margin; however, other factors explained in this section have offset this benefit.

  Mix of Loans and Earning Assets

Changes in the mix of loans also impact the Bank's net interest margin. Real estate mortgage loans grew to $886.7 million at the end of this quarter from $825.2 million at December 31, 2005. The yield on this category was 7.07%, while the yield on the entire loan portfolio for the quarter was 7.32%. The Bank has developed loan products tied to US Treasury and LIBOR index with other favorable terms to attract new loan volume. Management continues to focus on loan growth. The Bank's competitive environment and rate structure, along with several other factors discussed in this section, has resulted in downward pressure on loan portfolio yields.

Construction loans were relatively unchanged at $41.7 million at the end of this quarter compared to $37.2 million at December 31, 2005. Construction loans typically have short maturity dates (approximately one year). During the first quarter construction lending activity remained strong. The Bank's construction loans yielded 7.88% in the first quarter of 2006 compared to 7.45% for the first quarter of last year. Construction loans generally have higher yields than other real estate loans. General economic conditions greatly influence the demand for construction loans, and there are no guarantees that the current level of construction lending will continue.

Commercial loan yields (the majority of the Bank's commercial loans are SBA loans) increased to 8.06% in the first quarter of 2006 from 6.53% for the same period last year. Most of these loans reprice on a quarterly schedule based upon the current Prime rate. Average commercial loan yields were positively impacted by the quarterly repricing of SBA loans to reflect the 200 basis point increase in prime rate since March 31, 2005. SBA loans have prepayment penalties (remitted to the SBA) during the first three years of the loan. Even with the prepayment penalties the Bank has experienced higher prepayment rates on SBA loans as a result of the significant increase in their interest rate. SBA borrowers have been refinancing to loans with more favorable terms.

Economic conditions and competition have impacted the mix of loans. The rising short term interest rate environment has contributed to an increasing yield on many of the Bank's variable rate loans. The underlying index and structure of the variable interest rate loan determines the frequency of rate changes and how responsive loan yields are to changes in market rates. With rising shorter term interest rates, the yield curve has flattened, which narrows the difference between short term rates and long term rates. As the difference between short and long term interest rates diminishes, it becomes more attractive for borrowers to seek longer term, fixed rate loans, which has resulted in increased refinancing activity. The Bank offers loan products tied to prime rate, U.S. Treasury rates or LIBOR which may have lower interest rates at the time of funding but reprice at a faster rate than loans tied to COFI. The Bank continues to experience strong competition for loans, which has resulted in lower loan pricing in the market place, impacting the Bank's offering rates on new loans and negatively impacting the Bank's net interest margin.

  Non-Accrual Loan Balances

Loans which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of March 31, 2006, the Bank had $686,000 in non-accrual loans or 0.06% of total loans compared to $618,000 at December 31, 2005. When a non-accrual loan pays off, or is reinstated to accrual status, the interest income is reinstated to income which has a positive effect on loan yields. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

  Mix of Deposits and Other Funding Sources

In the first quarter of 2006 interest expense increased to $9.6 million from $5.5 million for the same period last year. The increase in interest expense, resulted from an increase in the amount of interest bearing deposits, an increase in the average interest rate paid for deposits, an increase in the amount of borrowings from the FHLB and an increase in their interest cost. Average interest bearing deposits grew to $818.2 million for the first quarter of 2006 compared to $717.6 million in the same quarter last year. The average cost of interest bearing deposits equaled 3.43% this quarter compared to 2.30% in the same quarter of 2005.

Certificates of deposit reprice at the time the certificate matures, which delays the impact to the Bank's cost of funds in an upward interest rate market. Money market and other interest bearing transactions accounts reprice weekly at the discretion of the Bank. The impact of repricing money market and other interest bearing transactions accounts is more immediate since all balances will earn at the new rates at the time of a rate change. Competition also is a factor in the repricing of certain deposit products. In an increasing rate environment deposit rates are monitored to be competitive in the market place to retain existing deposits and when liquidity is needed higher rates are offered to attract new deposits to fund growth.

The Bank also has a borrowing line with the Federal Home Loan Bank (FHLB) which has been used as a source of funding balance sheet growth and liquidity. Borrowings with the FHLB are generally for a term of one year and are at fixed rates or variable prime based rates. The average cost of FHLB advances was 4.64% for this quarter compared to 2.70% for the same period last year. The increase is the result of the increase in prime rate (200 basis points since March 31, 2005). Average borrowings increased to $235.8 million for the current quarter compared to $211.1 million for the same period last year.

The following is an analysis of the net interest margin:


                                                    Three months ended             Three months ended
                                                      March 31, 2006                  March 31, 2005
(dollars in thousands)                         Average             Yield/     Average                Yield/
                                               Balance    Interest  Cost      Balance    Interest     Cost
                                               -------    -------- -----      -------    --------    -----
Earning assets (1)                          $1,232,466    $21,452    7.06%   $1,081,289    $16,655    6.25%
Interest bearing liabilities                 1,054,046      9,615    3.70%      928,742      5,471    2.39%
                                                          -------                          -------
Net interest income                                       $11,837                          $11,184
                                                          =======                          =======
Net Interest income to earning assets                                3.90%                            4.19%
                                                                     =====                            =====
(1)  Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three months ended March 31, 2006 and 2005. Changes not solely attributable to rate or volume have been allocated to rate.

                                               For the three months ended
                                                     March 31, 2006
                                                   over March 31, 2005
(dollars in thousands)                        Volume     Rate      Total
                                              ------    ------     ------
Increase (decrease) in interest income:
  Portfolio loans                             $2,534    $1,856     $4,390
  Investment securities and other interest
    bearing investments                          614         1        615
  Federal funds sold                            (374)      167       (207)
                                              ------    ------     ------
Total increase (decrease)                      2,774     2,024      4,798
                                              ------    ------     ------
Increase (decrease) in interest expense
  Interest-bearing transaction accounts           41       328        369
  Time deposits                                  568     1,918      2,486
  Other borrowings                               165     1,125      1,290
                                              ------    ------     ------
Total increase (decrease)                        774     3,371      4,145
                                              ------    ------     ------
Increase (decrease) in net interest income    $2,000   ($1,347)    $  653
                                              ======    ======     ======


Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2006, amounted to $500,000 compared to $525,000 in the first quarter of last year. The provision was based upon the overall growth in loans and amount of nonperforming loans at the end of the current quarter. For further discussion see Allowance for Loan Losses.

Non-Interest Income

Other income is derived primarily from service charges, SBA loan sales, SBA loan servicing and sales of other real estate owned. Other income increased to $1,147,000 from $843,000 when comparing the first quarter of 2006 to the same period last year. The majority of the increase results from a gain on the sale of SBA loans which equaled $799,000 in the first quarter of 2006 compared to $512,000 in the first quarter of 2005.

The following table sets forth non-interest income by category for the periods indicated.

(in thousands)                             Three months ended
                                                March 31,       Percentage
                                             2006      2005       Change
                                             ----      ----       ------
Gains on loan sales                        $  799        $512       56.1%
Service charges on deposits                   124         128       (3.1)
Other service charges                          61          56        8.9
Loan servicing fees                           115         105        9.5
Income on insurance policies                   28          24       16.7
Other                                          20          18       11.1
                                           ------        ----       ----
Total Other Income                         $1,147        $843       36.1%
                                           ======        ====       ====

The increase in gains on the sale of the guaranteed portion of SBA loans results from an increase in the volume of loan sales with $8.4 million sold in the first quarter of this year compared to $4.5 million in the first quarter of 2005. The Bank continues to retain the majority of the SBA loans it makes, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The average percent gain on sales in the first quarter of 2006 equaled 9.5% compared to 11.5% for the first quarter of 2005. Premium on loan sales are market driven based upon factors such as rate of prepayments of SBA loans experienced throughout the country (which have been increasing) and there is no guarantee that premiums will continue at the current level.

SBA servicing fees are based on loan payments and payoffs received on the sold portion of SBA loans, and therefore, vary from quarter to quarter. The Bank's average SBA loan portfolio serviced for others was $70.9 million in the first quarter of 2006 compared to $53.8 million for the same period last year. The serviced portfolio reflects SBA loan payoffs and volume of new sales during the period.

There can be no assurances that the SBA program will continue to generate significant amounts of other non-interest income in the future. The governmental actions may alter the SBA program at any time, which could have a negative impact on the Bank's profits.

Non-Interest Expenses

For the first quarter of 2006, non-interest expense totaled $5,016,000, an increase of 14.4%. The following table outlines the components of non-interest expense for the periods indicated:

(In thousands)                                   Quarters Ended
                                                    March 31,    Percentage
                Expense Item                      2006     2005    Change
                                                  ----     ----    ------
Salaries & Employee Benefits                     $3,167   $2,616     21.1%
Occupancy                                           506      424     19.4
Equipment                                           296      254     16.5
Advertising/Business Development/Donations          173      191     (9.4)
Outside Customer Services                            79       77      2.6
Director & Shareholder expenses                     102      115    (11.3)
Deposit and Other Insurance                         140      129      8.5
Postage & courier expenses                          111      101      9.9
Professional Fees                                   144      212    (32.1)
Stationery & Supplies                                71       75     (5.3)
Telephone expense                                    56       51      9.8
Loan expenses                                        54       19    184.2
Other                                               117      122     (4.1)
                                                 ------   ------    -----
Total Other Expenses                             $5,016   $4,386     14.4%
                                                 ======   ======    =====

Most of the Bank's expense categories increased as a result of Bank expansion and growing loan origination volumes. The Walnut Creek, West Petaluma and Concord Branches opened during the second and third quarters of 2005. In addition to those items mentioned below, increases in postage
 & courier, stationery & supplies and telephone expenses grew due to the Bank's growth and expansion.

The increase in salaries and employee benefits results primarily from an increase in staff with the Bank's full time equivalent (FTE) staff positions increasing to 175 at March 2006 compared to 155 at March 2005. The increase in staff is mainly caused by new staff hired for the new branches. Personnel costs are also affected by annual salary increases, incentives based upon production goals and changes in insurance and benefit costs. In March 2006, an adjustment of $150,000 was recorded to account for the impact of a change to Mr. Titus' (an executive officer) salary continuation plan which was modified in February 2006. This was the first quarter of the adoption of FASB 123(R) which added $18,000 to compensation expense for the cost of stock-based compensation.

Occupancy expenses increased due to the expansion discussed above. Occupancy expenses will continue to increase as and if the Bank continues to expand. Growth in equipment costs was also caused by Bank expansion. The Bank continues to upgrade computer equipment, which should result in an increase in these costs.

Advertising, business development and donations decreased as a result of changes implemented in an effort to control costs. In addition the advertising activity varies depending upon the need to attract new deposits or the promotion of new branch locations.

Regulatory assessments and FDIC insurance costs grew due to the increase in deposits. There is no assurance that regulatory assessments will continue at the current low level. The cost of other insurance also increased due to increases in coverage, new branch locations and current insurance rates.

Professional fees declined to $144,000 this quarter from $212,000 for the first quarter of 2005. In the first quarter of 2005 professional fees were higher as a result legal fees associated with the preparation of the application filed with NASDAQ for the listing of the Company's common stock on the NASDAQ National Market. In the first quarter of 2005 the Bank also experienced higher professional fees associated with the first internal review, audit and certification of our internal controls under the requirement of the Sarbanes Oxley Act. With the process in place for this year, the same level of outside professional services was not required. Audit or review services are contracted by the Audit Committee and are performed on a varying schedule with most of the audit fees occurring during the first quarter. It is expected that the cost of professional services will increase with the expansion of the Bank.

Some small business banking customers use analysis accounts. The analysis customer receives earnings credits based upon their deposit account balances, which can be used to offset the cost of certain services they receive from outside vendors. The Bank pays for certain of these vendor costs (i.e.: payroll services, escrow fees, etc.), provided that the customer has accumulated enough earnings credits. The vendor costs that are covered by the customer's earnings credits and therefore paid for by the Bank are included in non-interest expense. The customer is charged a bank service fee if their earnings credits do not cover the costs. Since the earnings credit rate has been increasing, the customer has the option of adjusting their average balances to provide the desired earnings on their analysis account to cover the services provided. These expenses vary depending upon the cost of services incurred by the analysis customers.

Shareholder and director expenses include directors' fees for attending Board, Loan Committee, ALCO, Executive Committee and Audit Committee meetings. The cost of the Company's annual report, transfer agent fees and other costs of communicating with shareholders are also included in this expense category. In 2006, the majority of the design for the Company's 2005 Annual Report was performed by staff rather than contracting for these services which resulted in cost savings during the first quarter.

Loan expenses include the provision for loss on unfunded commitments. During this quarter the provision was increased by $38,000 due to an increase in unfunded commitments during the first quarter of 2006. Commitment balances can vary from month to month with an immediate impact to this provision based upon the behavior of our borrowers. Loan expenses also include costs associated with problem loans and the use of contracted loan services to assist staff during periods of high loan production. The Bank generally charges for direct costs associated with loan originations. Due to the low level of problem loans during this quarter, these costs were minimal.

Income Taxes

The effective tax rate was 40.4% for the first quarter of 2006, compared to 41.0% for the first quarter of last year. This decrease partially results from the increased tax benefit associated with the California enterprise zones deduction. California's taxable income is reduced by the net interest received on loans made to business located in designated enterprise zones.

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

Cash and due from banks, federal funds sold and interest bearing deposits totaled $63.6 million or 4.9% of total assets at March 31, 2006, compared to $59.1 million or 4.8% of total assets at December 31, 2005. During the first quarter of 2006, the net cash provided by operating activities was $5,714,000. The Company invested $52,584,000, mainly in loans and received $51,337,000 from financing activities which included borrowing from the FHLB and increasing Bank deposits.

The Bank sold $8.4 million in SBA loans during the first quarter of 2006. The Bank also increased borrowings from the Federal Home Loan Bank by $16.0 million. Bank deposits increased 4.0% to $923.3 million during the first quarter of 2006. The Bank has offered and continues to offer special rates on time deposit promotions to attract new deposits to contribute to projected loan growth. Management also used borrowing from the FHLB to fund loan growth at favorable rates and terms as compared with current rates offered on time deposits.

The Bank considers the unsold guaranteed portion of 7(a) SBA loans as a secondary source of liquidity. Although we are not holding these for sale there is an established market for these loans and a sale transaction can typically be completed within 30 days. As of March 31, 2006, the Bank held $123.1 million in SBA guaranteed loans which could be sold for additional liquidity.

At March 31, 2006, the Bank had unused federal funds lines of credit totaling $26,000,000. The Bank also has a credit line with the Federal Home Loan Bank which is based upon the value of collateral (investments and loans). At March 31, 2006, the Bank had collateral pledged which would allow the Bank to borrow up to $345.6 million. The FHLB will permit the Bank to borrow up to 35% of the Bank's total assets provided that adequate collateral has been pledged to the FHLB. At March 31, 2006, the Bank had borrowed $246.4 million, which left $99.2 million available to borrow. Management believes this amount of secondary liquidity provides an important supplemental cushion for cash demands that may arise.

At present, the Company's primary sources of liquidity are from interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Company is subject to the restrictions of the national banking laws and, under certain circum-stances, the approval of the Comptroller of the Currency. At March 31, 2006, the Company had non-interest and interest bearing cash balances of $11.0 million, which management believes are adequate to meet the Company's foreseeable operational expenses.

The Company and the Bank do not engage in hedging transactions (interest rate futures, caps, swap agreements, etc.).

Deposits

During the first quarter of 2006, deposits increased to $923.3 million compared to $888.0 million at the end of the year. The following table outlines the components of deposits on the dates indicated:



(in thousands)                           March 31, 2006  December 31, 2005
                                         --------------  -----------------
Non-interest bearing demand deposits        $ 29,160         $ 80,808
Non-interest bearing savings deposits         62,191                0
Interest bearing transaction accounts        216,412          214,488
Time certificates, $100,000 and over         291,571          278,681
Other time certificates                      323,923          314,050
                                            --------         --------
                                            $923,257         $888,027
                                            ========         ========

During the first quarter, the Bank began reclassifying interest and non-interest bearing demand deposits with certain transaction characteristics to a savings classification. This reclassification explains the significant differences shown above in non-interest bearing demand deposits and non-interest bearing savings deposits when comparing December 31, 2005 to March 31, 2006. This reclassification of deposits was implemented to reduce the required reserves held at the Federal Reserve Bank on a daily basis. This change reduced our reserve requirement by approximately $6 million dollars and allowed the Bank to invest those funds that had previously been subject to the reserve requirement.

Money market accounts, which are included in interest bearing transactions accounts, have been very competitively priced by Bank competitors. The money market account is a limited transaction account with a discretionary rate set by management. The Bank has tried to remain competitive without offering the highest rates, which has made retention of these accounts more challenging as market rates have increased over this quarter. The Bank is now offering a high yield money market account which has been successful since it is more competitively priced. The Bank offered a new saving product at a more competitive rate and was successful in attracting new money into that account. Many depositors continue to retain funds in transaction accounts rather that locking in time certificate rates even though rates on time certificates have improved due to the increasing interest rate market. These funds are also more volatile and fluctuate during various business cycles.

Certificates of deposit totaled $615.5 million at March 31, 2006 with an increase of 3.8% over $592.7 million December 31, 2005. The Bank has offered time deposit promotions during this quarter. Competition has increased with a new community bank opening this quarter and other competitors offering similar rates and products, which has made it more challenging to attract new deposits.

The interest rate environment and the increased competition have made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to price deposits strategically based upon projected funding needs and offer attractive deposit rates to raise funds during periods of high loan growth.


Loans

Loans, net of discounts and reserves, equaled $1,143 million at March 31, 2006 compared to $1,091 million at December 31, 2005, increasing 4.8% during the first quarter. The following is an analysis of the loan portfolio.

          Type of Loan                          March 31,    December 31,
         (in thousands)                           2006           2005
                                               -----------    -----------
Real estate - mortgage                         $   886,689    $   825,151
Real estate - construction                          41,704         37,219
Commercial loans                                   222,210        234,841
Consumer installment loans                           5,724          5,831
                                               -----------    -----------
                                                 1,156,327      1,103,042
Deferred loan fees and discount                     (1,829)        (1,521)
Allowance for loan losses                          (11,249)       (10,749)
                                               -----------    -----------
TOTAL                                          $ 1,143,249    $ 1,090,772
                                               ===========    ===========

The table above illustrates the Bank's emphasis on commercial and real estate lending. At March 31, 2006 and December 31, 2005 commercial loans comprised 19.2% and 21.3%, respectively of the Bank's total loan portfolio. Construction and other real estate loans (combined) comprised 80.3% and 78.2% on those same dates. Management is aware of the risk factors in making commercial and real estate loans and is continuously monitoring the local marketplace as well as performing annual reviews of this portfolio.

Commercial real estate mortgage and construction lending contains potential risks which are not inherent in other types of portfolio loans. With respect to construction lending, the potential risks include declines in market values of underlying real property collateral and delays or cost overruns, which could expose the Bank to loss. Risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties and vacancy rates. Management attempts to mitigate lending risks through established underwriting procedures, periodic reviews of the underlying collateral and monitoring of real estate values and vacancy rates in our market areas.

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

At March 31, 2006, 97.9% or $1,131.5 million of the Bank's loans, including real estate, commercial and a majority of the Bank's SBA loans were secured by real estate as the principal source of collateral. The majority of commercial real estate term loans are amortized over 30 years with higher quality loans amortized for up to 40 years. Both 30 and 40 year amortizing loans typically reflect a 15 year maturity. A worsening of economic conditions, a decline of real estate failures and/or rising interest rates would have an adverse effect on the value of real estate securing these loans and would have an adverse impact on the financial condition of the Bank.

The SBA loan program continues to be a popular program; however, competition remains very strong in our market areas. At March 31, 2006 total SBA (7a) guaranteed loans equaled $191.7 million, of which $123.1 million was guaranteed by the SBA. The majority of the Bank's SBA loans are secured by real estate; however, they are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, except they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts.
If a default on a SBA loan occurs the Bank shares proportionally in the collateral supporting the loan with the SBA which guarantees the loan. The 7(a) program is now operating at a zero subsidy which should resolve the budget considerations at the Federal government level that previously disrupted the program. With a $16.5 billion dollar authorization level, the program is not expected to be disrupted by governmental limitations on funding. Major changes to the default rates and subsequent subsidy calculation could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans which could be sold in the secondary market was $123.1 million at March 31, 2006.

Construction loans totaled $41.7 million at March 31, 2006 up from $37.2 million at December 31, 2005. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank's market area. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.
The Bank offers residential equity lines of credit on a limited basis.
The Bank has a small portfolio of consumer loans which equaled 0.5% of the total loan portfolio at March 31, 2006 and December 31, 2004.

Allowance for Loan Losses

The allowance for loan losses equaled $11,249,000 at March 31, 2006, compared to $10,749,000 at December 31, 2005. At March 31, 2006, the allowance for loan losses equaled 1.1% of loans (net of the guaranteed portion of SBA loans). The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At March 31, 2006, there were two borrowers on non-accrual totaling $686,000 with $686,000 of that amount collateralized by real estate and $515,000 of it also guaranteed by the SBA. There were no loans past due 90 days or more. Loans past due 30 to 89 days totaled $3,328,000, which was collateralized by real estate and $1,009,000 guaranteed by the SBA.
At December 31, 2005, the Bank had $618,000 in non-accrual loans and no loans past due 90 or more days and still accruing interest. Past due 30 to 89 days totaled $5,172,000 at December 31, 2005.

During the first quarter of 2006, there were no loans charged off and there were no recoveries on loans previously charged off. The Bank continues to have a low charge off experience compared to industry standards but there can be no assurances that this will continue or that the Bank will not experience loan losses. The following is an analysis of the activity in the allowance for loan losses during the quarter:

(In thousands)                                      March 31, 2006
                                                   ----------------
Balance - Beginning of period                           $10,749
Provision for loan losses                                   500
Charge offs                                                   0
Recoveries                                                    0
                                                        -------
Balance - End of period                                 $11,249
                                                        =======

Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At March 31, 2006, the Bank was considered "well capitalized." The capital ratios for the Bank and the Company are presented in the following table.





                                      Sonoma National Bank      Northern Empire Bancshares
                                      --------------------      --------------------------
                                    March 31,   December 31,     March 31,   December 31,
                                      2006         2005            2006        2005
                                      ----         ----            ----        ----
Tier 1 leverage ratio                  8.0%         7.9%             8.9%        8.8%
Tier 1 risk-based capital ratio        9.7%         9.9%            10.7%       11.0%
Total risk based capital ratio        10.8%        11.1%            11.8%       12.2%

The Company declared a 5% stock dividend on March 28, 2006 with a record date of May 1, 2006. Retained earnings in the financial statements have not been adjusted to include the impact of this stock dividend.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Bank's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Bank utilizes no derivatives to mitigate its credit risk, relying instead on loan underwriting policies, loan review and adequate loan loss reserves. See Allowance for Loan Losses.

Interest rate risk is the risk of loss in value and/or fluctuations in earnings, arising from changes in market interest rates. Since virtually all of the Company's interest rate risk exposure lies at the Bank level, this risk is addressed by the Bank's Asset Liability Committee ("ALCO"), which includes members of the Board of Directors and senior officers of the Bank. ALCO attempts to manage the various components of the Company's balance sheet to minimize the impact of sudden and sustained changes in interest rates on portfolio values and net interest income. On a monthly basis, management prepares an analysis of interest rate risk exposure.

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

Equity-at-Risk is considered a longer term view of interest rate risk exposure. Equity-at-Risk sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in the net present value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The difference between the present value of assets and the present value of liabilities is the calculated economic value of equity. This analysis assesses the risk of loss in value of market rate sensitive instruments in the event of sudden or sustained increases and decreases in market interest rates of 100 basis points or more. Earnings-at-Risk is considered a shorter term view of interest rate risk exposure. Earnings-at-Risk sensitivity analysis calculates the estimated change in net interest income given a change in general interest rates of 100 and 200 basis points up or down. All changes are measured in dollars and are compared to either projected net interest income, or net income. The following table summarizes the simulated change in net interest income for the 12 calendar months following the date of the change, given a change in general market interest rates of 100 and 200 basis points up or down as of March 31, 2006.

          Change in                Estimated         Estimated Change in
         Interest Rate        Net Interest Income    Net Interest Income
        (basis points)          (in thousands)          (in thousands)
        ---------------       -------------------    -------------------
             +200                   $42,520                 ($4,604)
             +100                    45,089                  (2,035)
        Base Scenario                47,124                       -
             -100                    48,981                   1,857
             -200                    50,861                   3,737

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

Interest rate risk exposure is impacted significantly by the re-pricing characteristics of the Bank's portfolio of assets and liabilities. One focus of Interest rate risk management is the maturity structure of assets and liabilities and their re-pricing characteristics during periods of changes in market interest rates. An analysis that evaluates the maturity structure and re-pricing characteristics of the Bank's assets and liabilities is called a Gap Analysis. Effective interest rate risk management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities in the current portfolio that is subject to repricing at various time horizons. The differences are known as interest rate sensitivity gaps. A Gap Analysis is predicated upon the projected future timing of the re-pricing of various assets and liabilities.
Some assets and liabilities have contractual maturity and re-pricing dates (i.e., variable rate loans), while other assets and liabilities do not (i.e. money market demand accounts). Additionally, while loans have prescribed re-pricing and maturity dates, the borrower often has the option to pay down and/or payoff a loan in advance of the next re-pricing date or maturity date. Additionally, management has pricing discretion over certain products (i.e., passbook accounts) that management may exercise based upon market conditions and funding needs and strategies. Therefore a Gap Analysis requires that assumptions be made regarding the impact of customer behavior and decisions upon the projected re-pricing and maturity of assets and liabilities.

The following table represents the Company's interest rate sensitivity gap profile as of March 31, 2006. Assets, liabilities and shareholders' equity are classified by the earliest possible repricing opportunity or maturity date, whichever first occurs.


              Balance Sheet             Through 3    Over 3 months    Over 1 year    Non-rate     Total
             (in thousands)               months       through         through     Sensitive or
                                                       1 year          5 years     Over 5 years
Assets
  Fed funds sold & certificates
    of deposit                         $ 45,600      $  2,475                                     $   48,075
  Investment securities                  34,847        14,890         $  1,076        $ 12,035        62,848
  Loans (net of discounts)              389,653       285,209          376,522         103,113     1,154,497
  Non-interest-earning assets
   (net of allowance for loan losses)                                                   23,757        23,757
                                       --------      --------         --------       ---------    ----------
                                       $470,100      $302,574         $377,598        $138,905    $1,289,177
                                       ========      ========         ========        ========    ==========
Liabilities & Shareholders' Equity
  Time Deposits $100,000 and over      $147,860      $135,490         $  8,221                    $  291,571
  All other interest-bearing
   liabilities                          479,127       352,227           17,349        $    192       848,895
  Non-interest bearing liabilities                                                      36,749        36,749
  Shareholders' Equity                                                                 111,962       111,962
                                       --------      --------         --------        --------    ----------
                                       $626,987      $487,717         $ 25,570        $148,903    $1,289,177
                                       ========      ========         ========        ========    ==========
  Interest Rate Sensitivity (1)       ($156,887)    ($185,143)        $352,028         ($9,998)
  Cumulative Interest Rate
   Sensitivity                        ($156,887)    ($342,030)        $  9,998              $0
(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.


ITEM 4.   Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Company which is required to be included in the Company's periodic Securities and Exchange Commission filings. No change in internal control over financial reporting, as defined in Securities and Exchange Act Rule 15d-15(f), occurred during the fiscal quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
     None other than in the ordinary course of business.

Item 1A.  Risk Factors
     Management has reviewed the risk factors disclosed in its 2005 Form 10K filed on March 16, 2006. We do not believe that there have been any material changes in the risk factors previously disclosed in our 2005 Form 10-K. Please refer to the risk factors included under the section Forward-looking statements in Item 2 above.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
     None

Item 3.  Defaults Upon Senior Securities
     None

Item 4.  Submission of Matters to a Vote of Security Holders
     None

Item 5.  Other Information
     None

Item 6.  Exhibits
a.  Exhibits:
     (3) (i) Restated Articles of Incorporation, as amended through December 1, 2003 (filed as Exhibit (3)(d) to the
               Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, file number 2-9116, and incorporated herein by this reference).

         (ii) Secretary's certificate of Amendment to the Bylaws of the Corporation and revised Bylaws (filed as Exhibit (3)(b) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004 and incorporated herein by this reference).

     (31)      Rule 13a-14(a)/15d-14(a) Certifications

     (32)      Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




NORTHERN EMPIRE BANCSHARES

        May 9, 2006
Date:  --------------


/s/ Deborah A. Meekins		          /s/ Larry V. Sorensen
-------------------------                 --------------------------
Deborah A. Meekins                        Larry V. Sorensen
President and Chief Executive Officer     Chief Financial Officer