Form 10-Q
period 2006-06-30
NORTHERN EMPIRE BANCSHARES
filed 2006-08-09
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-Q


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2006

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

 Large accelerated filer _____

 Accelerated filer         X
                         -----
 Non-accelerated filer   _____

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                         Yes ____No    X

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:  Common Stock, no par value. Outstanding shares as of
 July 31, 2006:    10,935,741

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

(dollars in thousands)


                                         June 30, 2006  December 31, 2005
                                         -------------  -----------------
                                           (unaudited)
ASSETS
Cash and equivalents:
Cash and due from banks                     $   31,879       $    28,936
  Federal funds sold                            73,615            30,188
                                            ----------        ----------
  Total cash and equivalents                   105,494            59,124
Investment securities available-for-sale        16,048            50,488
Federal Home Loan Bank (FHLB) stock, at cost    13,835            11,731
Federal Reserve Bank stock, at cost                166               166
Loans receivable, net                        1,173,096         1,090,772
Leasehold improvements and equipment, net        3,117             3,292
Accrued interest receivable and other assets    17,007            16,161
                                            ----------        ----------
Total assets                                $1,328,763        $1,231,734
                                            ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                  $  911,106        $  888,027
  FHLB Advances                                294,359           230,379
  Accrued interest payable and
    other liabilities                            6,472             6,021
                                            ----------        ----------
  Total liabilities                          1,211,937         1,124,427
                                            ----------        ----------
Shareholders' equity:
  Common stock, no par value; authorized,
  40,000,000 shares; shares issued and
  outstanding, 10,934,841 at June 30, 2006
  and 10,919,606 at December 31, 2005           73,736            60,655

  Additional paid-in-capital                     7,767             7,681
  Accumulated other comprehensive
   income (loss)                                   (20)             (101)
  Retained earnings                             35,343            39,072
                                            ----------        ----------
  Total shareholders' equity                   116,826           107,307
                                            ----------        ----------
Total liabilities and
 shareholders' equity                       $1,328,763        $1,231,734
                                            ==========        ==========
            See Notes to Consolidated Financial Statements


              NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)
                                 Three Months Ended    Six Months Ended
                                       June 30,            June 30,
                                      2006      2005      2006       2005
                                   -------   -------   -------    -------

(dollars in thousands, except per share data)

Interest income:
 Loans                             $21,872   $17,230   $42,211    $33,179
 Federal funds sold and
  investment securities              1,248       920     2,361      1,626
                                   -------   -------   -------    -------
Total interest income               23,120    18,150    44,572     34,805
                                   -------   -------   -------    -------
Interest expense                    10,873     6,877    20,487     12,348
                                   -------   -------   -------    -------
 Net interest income before
 provision for loan losses          12,247    11,273    24,085     22,457
Provision for loan losses              450       525       950      1,050
                                   -------   -------   -------    -------
 Net interest income after
  provision for loan losses         11,797    10,748    23,135     21,407
                                   -------   -------   -------    -------
Other income:
 Service charges on deposits           121       124       245        252
 Gain on sale of loans                 860       853     1,659      1,365
 Other                                 263       211       488        414
                                   -------   -------   -------    -------
Total other income                   1,244     1,188     2,392      2,031
                                   -------   -------   -------    -------
Other expenses:
 Salaries and employee benefits      3,065     2,870     6,231      5,486
 Occupancy                             519       479     1,025        902
 Equipment                             281       315       577        568
 Advertising and
  business development                 219       249       392        440
 Outside customer services              94        93       174        170
   Director and shareholder expenses   128       125       230        240
 Deposit and other insurance           125       132       265        262
 Professional fees                     184       201       328        413
 Other                                 368       532       779        902
                                   -------   -------   -------    -------
Total other expenses                 4,984     4,996    10,001      9,383
                                   -------   -------   -------    -------
 Income before provision
  for income taxes                   8,057     6,940    15,526     14,055
Provision for income taxes           3,245     2,864     6,265      5,780
                                   -------   -------   -------    -------
 Net income                        $ 4,812   $ 4,076   $ 9,261    $ 8,275
                                   =======   =======   =======    =======
Basic earnings per common share    $  0.44   $  0.37   $  0.85    $  0.76
                                   =======   =======   =======    =======
Diluted earnings per common share  $  0.43   $  0.36   $  0.82    $  0.73
                                   =======   =======   =======    =======

            See notes to Consolidated Financial Statements



NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          Six months
                                                         ended June 30,
                                                          2006       2005
                                                      --------   --------
(dollars in thousands)
Cash flows from operating activities:
Net income                                             $ 9,261    $ 8,275
Adjustments to reconcile net income
to net cash from operating activities:
  Provision for loan losses                                950      1,050
  Depreciation and amortization                            477        400
  Accretion of investment securities                      (425)         0
  FHLB Stock dividends                                    (284)      (184)
  Compensation cost of stock options                        35          0
  Gain on sale of loans                                 (1,659)    (1,365)
  Change in deferred income taxes                          136         98
Changes in operating assets and liabilities:
  Change in deferred loan fees and discounts               403        171
  Change in interest receivable and other assets        (1,036)    (1,404)
  Change in accrued interest payable and
   other liabilities                                       450     (2,031)
                                                      --------   --------
Net cash provided by operating activities                8,308      5,010
                                                      --------   --------
Cash flows from investing activities:
  Proceeds from maturities of investment securities     35,000          -
  Purchase of restricted stock, net of redemption       (1,820)    (2,347)
  Net increase in loans receivable                     (82,019)   (82,181)
  Purchase of leasehold improvements and
   equipment, net                                         (301)    (1,097)
                                                      --------   --------
  Net cash used by investing activities                (49,140)   (85,625)
                                                      --------   --------
  Cash flows from financing activities:
  Net change in deposits                                23,079     61,238
  Net change in FHLB advances                           63,980     38,483
  Payment of cash dividends                                 (8)        (9)
  Tax benefit of stock options                              51          0
  Proceeds from exercise of stock options                  100        200
                                                      --------   --------
  Net cash from financing activities                    87,202     99,912
                                                      --------   --------
  Net change in cash and cash equivalents               46,370     19,297
Cash and cash equivalents, at beginning of year         59,124    116,504
                                                      --------   --------
Cash and cash equivalents, at end of period           $105,494   $135,801
                                                      ========   ========
Supplemental cash-flow information:
   Interest paid                                      $ 20,442   $ 11,865
   Income taxes paid                                  $  5,890   $  8,410

See Notes to Consolidated Financial Statements



     Northern Empire Bancshares and Subsidiary
     Notes to Consolidated Financial Statements

     June 30, 2006


Note 1 - Basis of Presentation

The unaudited financial information contained in this report reflects all adjustments which, in the opinion of Management, are necessary to present fairly the financial condition of Northern Empire Bancshares (the "Company") and Subsidiary at June 30, 2006 and the results of operations for the three and six months then ended. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2006.

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

Certain information and footnote disclosures presented in the Company's annual consolidated financial statements are not included in these interim financial statements pursuant to SEC rules or regulations. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K.

Recently issued accounting pronouncements

In June 2006, the FASB issued FASB Interpretation 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statement in accordance with SFAS 109, "Accounting for Income Taxes."
This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

See note 3, Stock-based compensation, for further information on stock-based compensation plans.

Note 2 - Net Income per Common and Common Equivalent Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding, which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Company's common stock throughout the period adjusted for the impact of the 5% stock dividends declared on March 28, 2006 and March 22, 2005. Earnings per share on a diluted basis are calculated based on the average number of shares outstanding including dilutive options at the time. The Company's EPS data is as follows:



                                For the three months                 For the three months
                                ended June 30, 2006                  ended June 30, 2005
                           --------------------------------     -------------------------------
                                                     Per                                Per
                           Income/      Shares/       Share     Income/     Shares/      Share
                           Numerator    Denominator   Amount    Numerator   Denominator  Amount
                           ---------    -----------   ------    ---------   -----------  ------
Net Income                 $4,812,000                           $4,076,000
                           ==========                           ==========
EPS - Income available to
 common stockholders       $4,812,000   10,934,804     $0.44    $4,076,000  10,895,373    $0.37
                           ==========                  =====    ==========                =====

Effect of Dilutive
 Securities -
 Stock Options                             378,844                             494,514
                                      ----------                          ----------
EPS assuming dilution -
 Income available to
 common stockholders
 plus assumed conversion   $4,812,000    11,313,648     $0.43   $4,076,000  11,389,887     $0.36
                           ==========    ==========     =====   ==========  ==========     =====



                                   For the six months                  For the six months
                                   ended June 30, 2006                 ended June 30, 2005
                           --------------------------------     -------------------------------
                                                     Per                                Per
                           Income/      Shares/       Share     Income/     Shares/      Share
                           Numerator    Denominator   Amount    Numerator   Denominator  Amount
                           ---------    -----------   ------    ---------   -----------  ------

Net Income                 $9,261,000                           $8,275,000
                           ==========                           ==========

EPS - Income available
 to common stockholders    $9,261,000   10,930,816     $0.85    $8,275,000   10,881,457   $0.76
                           ==========                  =====    ==========                =====

Effect of Dilutive
 Securities -
 Stock Options                             373,255                             474,167
                                      ----------                          ----------

EPS assuming dilution-
 Income available to
 common stockholders
 plus assumed conversion   $9,261,000    11,304,071     $0.82   $8,275,000  11,355,624     $0.73
                           ==========    ==========     =====   ==========  ==========     =====

Note 3 - Stock Based Compensation

Effective January 1, 2006, the Company adopted the Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment (SFAS 123R)", using the modified prospective transition method and therefore has not restated results for the prior periods. The adoption of SFAS No. 123 (R) did not have a significant impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123 (R), benefits of tax deductions in excess of recognized compensation expense were reported as operating cash flows. SFAS No. 123 (R) requires excess tax benefits to be reported as a financing cash inflow.

The total compensation expense related to the Company's stock plan was $18,000 for the three months ended June 30, 2006 and $35,000 for the six months ended June 30, 2006. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provision of APB 25. Accordingly, the Company generally had not recognized compensation expense since all of the grants were made at the fair market value on the date of grant. Prior to January 1, 2006, pro forma disclosure amounts had been applied to its stock-based compensation in accordance with SFAS No 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148), as the fair value method defined by SFAS 123.

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and six months ended June 30, 2005, had the Company applied the fair value recognition provisions of SFAS 123.
The information in the following table has been adjusted for the impact of the 5% stock dividend declared on March 28, 2006.

(In thousands)
                           For the three months    For the six months
                                 ended                    ended
                              June 30, 2005           June 30, 2005
                              -------------           -------------
Net Income for the period            $4,076                  $8,275
Compensation expense, net
 of tax effect                           33                      66
                                     ------                  ------
Pro forma net income                 $4,043                  $8,209
                                     ======                  ======
Pro forma earnings
 per common share                     $0.37                   $0.75

Pro forma earnings per
 common share, assuming
 dilution                             $0.35                   $0.72

Nonqualified and incentive stock options have been granted to our directors, officers and employees under our employee stock option plan. Options vested and became exercisable either on the date of grant or over a period of 3 to 5 years from the grant date. No options were granted in the first six months of 2006 or 2005.

A summary of option activity under the stock option plan for the three and six months ended June 30, 2006 was as follows:

                                                     Weighted
                                                      Average
                                        Weighted    remaining
                                         Average  Contractual   Aggregate
                                        Exercise         Term   Intrinsic
                             Shares        price   (in years)       Value
Outstanding at
 December 31, 2005          763,566       $11.24
Granted                           0
Exercised                    14,759        $6.75
Forfeited                       510        $7.79
                            -------
Outstanding at
 March 31, 2006             748,297       $11.33         4.5   $10,471,000
  Options granted
   attributable to the
   stock dividend            37,385       $10.79
Exercised                        75        $7.40
Forfeited                         0
                            -------

Outstanding at
 June 30, 2006              785,607       $10.79          4.3  $10,433,000
                            =======

Vested and expected to
 vest at June 30, 2006      785,607       $10.79          4.3  $10,433,000
Vested and exercisable
 at June 30, 2006           769,827       $10.69          4.2  $10,301,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Northern Empire Bancshares'
(NREB) closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options holders exercised their options. Total intrinsic value of options exercised for the three and six months ended June 30, 2006 was $1,000 and $266,000 respectively. Total fair value of options vested and expensed was $11,000, net of tax for the three months ended June 30, 2006 and $22,000 for the six months ended June 30, 2006.

Cash received from option exercises for the three months and six months ended June 30, 2006 was $1,000 and $100,000 respectively. The actual tax benefit realized from option exercises for the six months ended June 30, 2006 was $51,000.

As of June 30, 2006, the total of unrecognized stock-based compensation expense related to non-vested stock options was $44,000. That cost is expected to be recognized over a weighted-average period of 8 months. The non-vested stock options totaled 15,780 at June 30, 2006.

Note 4 - Comprehensive Income

The Company's total comprehensive earnings presentation is as follows:
                                For the three            For the six
                                months ended            months ended
                             -------------------    ------------------
                              June 30,   June 30,   June 30,   June 30,
                                  2006      2005       2006      2005
                                ------    ------     ------    ------
(In thousands)
Net Income                      $4,812    $4,076     $9,261    $8,275
Other Comprehensive
 income (loss):
 Change in unrealized
 holding gain (losses)
 arising during the period          72         9        135        (1)
 Income tax
  benefit(expense)                 (30)       (3)       (55)        0
                                ------    ------     ------    ------
Comprehensive income            $4,854    $4,082     $9,341    $8,274
                                ======    ======     ======    ======




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Northern Empire Bancshares (the "Company") is the financial holding company of Sonoma National Bank (the "Bank"). Since the principal business of the Company is the Bank, the following discussion pertains mainly to the Bank.

Critical Accounting Policies

The Company and Bank's accounting policies are fundamental to understanding management's discussion and analysis of financial condition and results of operations. One policy, Allowance for Loan Losses, has been identified as being critical because it requires management to make difficult and subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. This policy is reviewed by Loan Committee and approved by the Board of Directors.

The Allowance for Loan Losses represents management's estimate of probable losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is reviewed monthly and is based on allocations for each loan category (e.g. Real Estate, Commercial) plus an allocation for any outstanding loans which have been classified and are on the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition to the allocated component, there is an unallocated component. The unallocated component incorporates management's judgment of the inherent risks in the portfolio based on: historical loan loss experience, loan concentrations, evaluations made by regulatory agencies and our outside consultants, and an assessment of economic conditions. The allocated and unallocated components represent the total allowance for loan losses that management estimates is adequate to cover losses inherent in the loan portfolio.

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

Forward-looking statements

The discussion of certain matters in this report may constitute "forward-looking statements" as defined in section 27A of the Securities Act of 1933, and section 21E of the Securities Exchange Act of 1934, which include statements such as projections, plans, objectives and assumptions about the future, and such forward looking statements are subject to the safe harbor created by these sections. Although the Company and the Bank have based their plans and projections on certain assumptions, there can be no assurances that such assumptions will be correct, or that their plans and projections can be achieved. Actual results, amounts and events may differ significantly from those expected to occur, and many factors, risks and uncertainties might cause such a difference, including economic conditions, changes in interest rates, competition from other financial institutions and other factors discussed in this report. Such factors, risks and uncertainties include, but are not limited to the following:

  * Changes in economic conditions and declines in the value of real estate collateral. At June 30, 2006, $1,161.8 million or 97.9% of the Bank's loans, including real estate loans and a majority of the Bank's SBA loans, were secured by real estate as the principal source of collateral. A worsening of economic conditions, a decline in real estate values and/or rising interest rates would have an adverse effect on the value of real estate securing these loans and would have an adverse effect on the financial condition of the Bank.

    The banking authorities have recently proposed Guidance, entitled Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, which if adopted, will apply to institutions like the Bank that have a high concentration of real estate and related loans in their portfolio. The proposed Guidance provides that such institutions may be required in the future to maintain higher capital ratios than other institutions with lower such concentrations. If the proposed Guidance is adopted, the Bank will be subject to increased regulatory oversight and guidance. While the Company and the Bank are well capitalized under current policies of the banking authorities, they could become subject to higher capital requirements under the proposed Guidance.

    * Changes in Federal Home Loan Bank (FHLB) borrowing policies. The Bank relies upon the FHLB for a large portion of the funding, which is collateralized by loan assets. Based upon the current policies of the FHLB we believe the advances are renewable. Changes in the requirements of the FHLB could materially affect the Bank's business and financial statements, and changes in the rates or duration of advances could make them less advantageous to the Bank.

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

    * Changes in market interest rates and the volatility of rate sensitive loans and deposits. Changes in interest rates impact:
    (1) the demand for new loans, (2) the volume of loan prepayments,
    (3) the rates received on loans and securities, (4) the debt service burden on the Bank's loan customers and (5) the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have an adverse effect on the business, financial condition and results of operations of the Company and the Bank.

    * Competitive pressures in the banking industry. The banking business is highly competitive, and competition among financial institutions for all types of financial products and services is expected to increase. The ability of the Bank to compete in the future will depend on the nature and level of future competition.

    * Declines in the national or regional economy. A worsening of economic conditions could reduce the demand for loans, cause credit quality deterioration and/or result in a decline in the value of real estate that collateralizes substantially all of the Bank's loans. Any of these factors could have an adverse impact on the Bank's financial condition.

    * Changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission (SEC) or other standard-setting bodies. Such changes could affect the manner in which the Company and the Bank are required to account for, and report income, expenses, reserves, or a merger or acquisition, if any, and could materially affect the Company's business and financial statements.

    * Changes in the legislative and regulatory environment. Banks and bank holding companies are subject to extensive supervision and regulation. The banking business is also affected by the monetary and fiscal policies of the United States government and the Federal Reserve Board. The future regulatory environment may significantly affect the Bank's business.

    * Operational risks including data processing system failures or fraud. Banks are dependent upon technology in the conduct of business. The Banking industry and the Bank have developed business continuity plans to address the various operational risks such as system failures. Depending upon the operational failure or fraud situation, the Bank could be adversely impacted by such an event.

    * Terrorism and foreign hostilities. Uncertainty regarding the economic outlook resulting from the continuing war on terrorism and foreign hostilities, as well as actions taken, or to be taken, by the U.S. or other governments as a result of further acts or threats of terrorism could adversely impact the Bank's business and financial statements.

Investors are cautioned to consider these and other risks and uncertainties.

The Company specifically disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements in this report to reflect future events or developments.


Summary of Financial Results

Total consolidated assets of $1,328,763,000 at June 30, 2006, grew $97.0 million during the first six months of 2006, compared to $1,231,734,000 at December 31, 2005. Net loans increased $29.8 million in the second quarter of 2006. Cash and equivalents increased $41.9 million during the second quarter. Deposits increased by of $12.2 million during the second quarter.

Net income after income taxes for the first six months of 2006 equaled $9,261,000 compared to $8,275,000 for the comparable period in 2005, an increase of 11.9%. Net income for the second quarter of 2006 equaled $4,812,000, an increase of 18.1% when compared to net income of $4,076,000 for the second quarter of 2005. Increased profit resulted primarily from growth in net interest income due to loan growth.


Net Interest Income

Net interest income (before the provision for loan losses) of $12,247,000 for the second quarter of 2006 increased 8.6% from $11,273,000 for the comparable period last year. This increase in net interest income resulted primarily from volume increases of $132.8 million in average earning assets for the current quarter compared to the second quarter of 2005. Average loans outstanding increased $143.3 million for the current quarter compared to the second quarter of 2005. Average interest bearing deposits for the second quarter increased $65.1 million over the same period last year and average borrowings with the Federal Home Loan Bank increased $34.2 million.

The net interest margin equaled 3.85% during the second quarter of 2006, compared to net interest margin for the second quarter of 2005 of 3.95% and 3.99% for the year ended December 31, 2005. The yield on average loans equaled 7.26% in the second quarter compared to 6.36% for the same period last year, while the Bank's cost of funds increased to 4.01% for the second quarter of 2005 from 2.79% for the second quarter of 2005.

Several factors impact the Bank's net interest margin. These include changes in market interest rates, the level of loans relative to deposits, the mix of loan and earning assets, non-accrual loan balances and mix of deposits and other funding sources. While the Bank's ratio of loans to deposits increased during the second quarter, the positive effect that this generally has on net interest margin was offset by increased interest expense and the fact that the full impact of market interest rate changes on the Bank's earnings is not realized for several months.

* Changes in Market Interest Rates

Changes in economic conditions and the actions of the Federal Reserve Board to increase or decrease the Fed Funds and Discount rates have a direct impact on the Bank's net interest margin since loan pricing is tied to various indices (prime rate, Eleventh District Cost of Funds, etc), which generally move in response to the Federal Reserve Board's actions.

The full impact of rate changes on the Bank's earnings is not realized for several months, since not all loans, deposits, or wholesale borrowings reprice immediately. The majority of SBA loans is tied to the prime rate and reprice on a calendar quarter basis. During the second quarter of 2006 the prime rate increased 50 basis points to 8.25% at June 30, 2006, compared to 6.25% on June 30, 2005. During 2005 the prime rate increased 200 basis points to 7.25% at December 31, 2005 and has increased 100 basis points during 2006 to its current level of 8.25%. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The Bank also has adjustable rate loans, mainly commercial real estate loans, which are tied to a variety of indices including the prime rate, the Eleventh District Cost of Funds Index (COFI), LIBOR, the six-month constant maturity treasury (CMT) and the five-year CMT. Each of these indices reacts to changes in market interest rates at different speeds and magnitudes. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise as a result of increasing funding costs and benefits interest margin as rates decline as a result of decreasing funding costs.

Of the Bank's loan portfolio totaling $1,186.7 million at June 30, 2006, $739.4 million or 62.3% of total loans were adjustable rate loans which had not reached a floor or ceiling rate. Of that total, approximately $288.7 million were prime-based loans, of which $67.3 million reprice when prime changes and $211.1 million reprice on a quarterly basis.

Changing market rates also impact borrower behavior. The Bank has experienced an increasing rate of loan payoffs as borrowers have refinanced their existing loans with loans at more attractive rates and terms.

Market rates also impact the Bank's ability to attract deposits and grow the loan portfolio. In a rising rate environment, it is necessary to remain competitively priced in order to retain existing and acquire new deposit balances. Even though deposit rates have been increasing, they remain at historically relatively low levels making them less attractive to depositors. The Bank has responded to the highly competitive rate environment by adding new deposit products such as the high yield money market account and marketing campaigns designed to attract additional certificate of deposit balances.

The Bank had $601.8 million in time deposits at June 30 ,2006. These accounts reprice at the time the certificate matures, which delays the impact of rising interest rates. The Bank has offered competitive market rates for deposits when compared to other financial institutions in its area. The cost of time deposits equaled 4.24% for the second quarter of 2006, compared to 3.04% for the second quarter of last year.


* Level of Loans Relative to Deposits

The Bank's ratio of loans-to-deposits increased to an average of 126.6% in the second quarter of 2006, compared to 123.0% for the same period last year. An increase in the loan-to-deposit ratio generally has a positive impact on net interest margin; however, other factors explained in this section have offset this benefit.

* Mix of Loans and Earning Assets

Changes in the mix of loans also impact the Bank's net interest margin. Real estate mortgage loans grew to $928.6 million at the end of this quarter from $825.2 million at December 31, 2005. The yield on this category was 7.26%, while the yield on the entire loan portfolio for the quarter was 7.52%. The Bank has developed loan products tied to the US Treasury yield curve and LIBOR indices, with other favorable terms to attract new loan volume. Management continues to focus on loan growth. The Bank's competitive environment and rate structure, along with several other factors discussed in this section, have resulted in downward pressure on net interest margin.

Construction loans continued to grow to $44.3 million at the end of this quarter, compared to $37.2 million at December 31, 2005. Construction loans typically have short maturity dates (approximately one year). During the second quarter construction lending activity remained strong. The Bank's construction loans yielded 8.22% in the second quarter of 2006, compared to 7.43% for the second quarter of last year. Construction loans generally have higher yields than other real estate loans. General economic conditions greatly influence the demand for construction loans, and there are no guarantees that the current level of construction lending will continue.

Commercial loan yields (the majority of the Bank's commercial loans are SBA loans) increased to 8.36% in the second quarter of 2006 from 6.90% for
the same period last year.   The majority of these loans reprice on a
quarterly schedule based upon the current Prime rate. Average commercial loan yields were positively impacted by the quarterly repricing of SBA loans to reflect the 200 basis point increase in prime rate since June 30, 2005. SBA loans have prepayment penalties (remitted to the SBA) during the first three years of the loan. Even with the prepayment penalties the Bank has experienced higher prepayment rates on SBA loans as a result of the significant increase in the Prime rate. SBA borrowers have been refinancing to loans with more favorable terms.

Economic conditions and competition have impacted the mix of loans. The rising short term interest rate environment has contributed to an increasing yield on many of the Bank's variable rate loans. The underlying index and structure of the variable interest rate loan determines the frequency of rate changes and how responsive loan yields are to changes in market rates. With rising shorter term interest rates, the yield curve has flattened, which narrows the difference between short term rates and long term rates. As the difference between short and long term interest rates diminishes, it becomes more attractive for borrowers to seek longer term, fixed rate loans, which has resulted in increased refinancing activity. The Bank offers loan products tied to prime rate, U.S. Treasury rates or LIBOR, which may have lower interest rates at the time of funding but reprice at a faster rate than loans tied to COFI. The Bank continues to experience strong competition for loans, which has resulted in lower loan pricing in the market place, impacting the Bank's offering rates on new loans and negatively impacting the Bank's net interest margin.

* Non-Accrual Loan Balances

Loans which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of June 30, 2006, the Bank had $687,000 in non-accrual loans or 0.06% of total loans compared to $618,000 at December 31, 2005. When a non-accrual loan pays off, or is reinstated to accrual status, the interest income is reinstated to income which has a positive effect on loan yields. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

* Mix of Deposits and Other Funding Sources

In the second quarter of 2006, interest expense increased to $10.9 million from $6.9 million for the same period last year. The increase in interest expense, resulted from an increase in the amount of interest bearing deposits, an increase in the average interest rate paid for deposits, an increase in the amount of borrowings from the FHLB and an increase in their interest cost. Average interest bearing deposits equaled $815.4 million for the second quarter of 2006 compared to $750.4 million in the same quarter last year. The average cost of interest bearing deposits equaled 3.69% this quarter compared to 2.70% in the same quarter of 2005.


Certificates of deposit reprice at the time the certificate matures, which delays the impact to the Bank's cost of funds in an upward interest rate market. Money market and other interest bearing transactions accounts reprice weekly at the discretion of the Bank. The impact of repricing money market and other interest bearing transactions accounts is more immediate since all balances will earn at the new rates at the time of a rate change. Competition also is a factor in the repricing of certain deposit products. In an increasing rate environment, deposit rates are monitored to be competitive in the market place to retain existing deposits, and when liquidity is needed, higher rates are offered to attract new deposits to fund growth.

The Bank also has a borrowing line with the Federal Home Loan Bank (FHLB) which has been used as a source of funding balance sheet growth and liquidity. Borrowings with the FHLB are generally for a term of one year and are at fixed rates or variable prime based rates. The average cost of FHLB advances was 5.00% for this quarter compared to 3.09% for the same period last year. The increase is the result of the increase in prime rate (200 basis points since June 30, 2005). Average borrowings increased to $271.0 million for the current quarter compared to $236.8 million for the same period last year.

The following is an analysis of the net interest margin:


                                     Three months ended          Three months ended
                                       June 30, 2006                June 30, 2005
                                ------------------------    ---------------------------
(dollars in thousands)
                                 Average           Yield/     Average            Yield/
                                 Balance  Interest   Cost     Balance  Interest    Cost
                              ----------  --------  -----   ---------  --------  ------
Earning assets (1)            $1,276,856   $20,120  7.26%  $1,144,017   $18,150   6.36%

Interest bearing liabilities   1,086,430    10,873  4.01%     987,198     6,877   2.79%
                                           -------                      -------
Net interest income                        $12,247                      $11,273
                                           =======                      =======
Net Interest income to
 earning assets                                     3.85%                         3.95%
                                                    ====                          ====

(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.





                                      Six months ended            Six months ended
                                       June 30, 2006                June 30, 2005
                                ------------------------    ---------------------------
(dollars in thousands)
                                 Average           Yield/     Average            Yield/
                                 Balance  Interest   Cost     Balance  Interest    Cost
                              ----------  --------  -----   ---------  --------  ------

Earning assets (1)            $1,254,783   $44,572  7.16%  $1,112,826   $34,805   6.31%
Interest bearing liabilities   1,070,327    20,487  3.87%     958,128    12,348   2.60%
                                           -------                      -------
Net interest income                        $24,085                      $22,457
                                           =======                      =======
Net Interest income
 to earning assets                                  3.87%                         4.07%
                                                    ====                          ====

(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.


The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and six months ended June 30, 2006 and 2005. Changes not solely attributable to rate or volume have been allocated to rate.





                              For the three months ended June 30, 2006
                                         over June 30, 2005
(dollars in thousands)
                                               Volume      Rate    Total
                                               ------      ----    -----
Increase (decrease) in interest income:
  Loans                                        $2,373    $2,269   $4,642
  Investment securities and other
   interest bearing investments                   415        15      430
  Federal funds sold                             (363)      261     (102)
                                               ------    ------   ------
Total increase                                  2,425     2,545    4,970
                                               ------    ------   ------
Increase in interest expense
  Interest-bearing transaction accounts           (14)      172      158
  Time deposits                                   486     1,801    2,287
  Other borrowings                                264     1,287    1,551
                                               ------    ------   ------
Total increase                                    736     3,260    3,996
                                               ------    ------   ------
Increase (decrease) in net interest income     $1,689     ($715)    $974
                                               ======    ======   ======





                                 For the six months ended June 30, 2006
                                             over June 30, 2005

(dollars in thousands)
                                               Volume      Rate    Total
                                               ------      ----    -----
Increase (decrease) in interest income:
  Loans                                        $4,837    $4,195   $9,032
  Investment securities and other
   interest bearing investments                 1,052        (9)   1,043
  Federal funds sold                             (746)      438     (308)
                                               ------    ------   ------
Total increase                                  5,143     4,624    9,767
                                               ------    ------   ------
Increase in interest expense:
  Interest-bearing transaction accounts            35       492      527
  Time deposits                                 1,067     3,705    4,772
  Other borrowings                                425     2,415    2,840
                                               ------    ------   ------
Total increase                                  1,527     6,612    8,139
                                               ------    ------   ------
Increase (decrease) in net interest income     $3,616   ($1,988)  $1,628
                                               ======    ======   ======


Provision for Loan Losses

The provision for loan losses for the three and six months ended June 30, 2006, amounted to $450,000 and $950,000 compared to $525,000 and
$1,050,000 for the same time periods last year. The provision was based upon the overall growth in loans and nonperforming loans at the end of the current quarter. For further discussion see Allowance for Loan Losses.


Non-Interest Income

Other income is derived primarily from service charges, SBA loan sales and SBA loan servicing. Other income increased 4.7% to $1,244,000 from $1,188,000 when comparing the second quarter of 2006 to the same period last year. The majority of the increase results from increased income for servicing SBA loans during the second quarter of 2006 as compared to the second quarter of 2005.

The following table sets forth non-interest income by category for the periods indicated.

(in thousands)
                               Three months               Six months
                               ended June 30,           ended June 30,
                               ---------------          --------------
                               2006       2005          2006       2005
                               ----       ----          ----       ----
Gains on loan sales            $860       $853        $1,659     $1,365
Service charges on deposits     121        124           245        252
Other Service charges            84         69           146        125
Loan servicing fees             126         91           241        195
Income on insurance policies     29         24            57         48
Other                            24         27            44         46
                             ------     ------        ------     ------
Total Other Income           $1,244     $1,188        $2,392     $2,031
                             ======     ======        ======     ======

The change in gains on the sale of the guaranteed portion of SBA loans results primarily from the volume of loan sales with $10.7 million and $19.1 million sold during the three and six month periods in 2006 compared to $8.1 million and $12.5 million during the same periods in 2005. The Bank continues to retain a large portion of the SBA loans it originates, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. The average percent gain on sales in the second quarter of 2006 equaled 8.0% compared to 10.5% for the second quarter of 2005. A portion of the decline in the average percent gain was caused by the sale of more seasoned loans and a portion was the result of the adverse impact of increased SBA loan payoffs on SBA loan sale pricing. Premium on loan sales are market driven based upon factors such as rate of prepayments of SBA loans experienced throughout the country, age of the loan, term of the loan, loan amount, and loan interest rate. There is no guarantee that premiums will continue at the current level.

SBA servicing fees are based on loan payments and payoffs received on the sold potion of SBA loans, and therefore, vary from quarter to quarter. The Bank's average SBA loan portfolio serviced was $80.4 million in the second quarter of 2006 compared to $56.8 million for the same period last year. The serviced portfolio reflects SBA loan payoffs and volume of new sales during the period.

There can be no assurances that the SBA program will continue to generate significant amounts of other non-interest income in the future.
Governmental actions may alter the SBA program at any time, which could have a negative impact on the Bank's profits.

Non-Interest Expenses

For the second quarter of 2006, total non-interest expense of $4,984,000 was relatively unchanged from $4,996,000 for the second quarter last year. The following table outlines the components of non-interest expense for the periods indicated:



(In thousands)
                                              Three months Ended June 30,
                                                                Percentage
Expense Item                                    2006     2005     Change
------------                                    ----     ----   ---------
Salaries & Employee Benefits                  $3,065   $2,870      6.8 %
Occupancy                                        519      479      8.4
Equipment                                        281      315    (10.8)
Advertising/Business Development/Donations       219      249    (12.0)
Outside Customer Services                         94       93      2.2
Director & Shareholder expenses                  128      125      2.4
Deposit and Other Insurance                      125      132     (5.3)
Postage & courier expenses                       100      101     (1.0)
Professional Fees                                184      201     (8.5)
Stationery & Supplies                             77       89    (13.5)
Telephone expense                                 51       60    (15.0)
Loan expenses                                      9       67    (86.6)
Other                                            131      215    (39.1)
                                              ------   ------     ----
TOTAL                                         $4,984   $4,996     (0.2)%
                                              ======   ======     ====
(In thousands)
                                                 Six months Ended June 30,
                                                                Percentage
Expense Item                                    2006     2005    Change
------------                                    ----     ----    ------
Salaries & Employee Benefits                  $6,231   $5,486     13.6 %
Occupancy                                      1,025      902     13.6
Equipment                                        577      568      1.6
Advertising/Business Development/Donations       392      440    (10.9)
Outside Customer Services                        174      170      2.4
Director & Shareholder expenses                  230      240     (4.2)
Deposit and Other Insurance                      265      262      1.1
Postage & courier expenses                       211      203      3.9
Professional Fees                                328      413    (20.6)
Stationery & Supplies                            148      163     (8.6)
Telephone expense                                107      111     (3.6)
Loan expenses                                     63       86    (26.7)
Other                                            250      339    (26.0)
                                             -------   ------     ----
TOTAL                                        $10,001   $9,383      6.6 %
                                             =======   ======     ====

Certain categories of Bank expenses have increased as a result of Bank expansion and growing loan origination volumes. The Walnut Creek and West Petaluma branches opened in the first and second quarters of 2005, and the Concord branch opened in July 2005. In May 2006, the Healdsburg branch opened.

The increase in salaries and employee benefits results primarily from an increase in staffing levels, with the Bank's full time equivalent employees (FTE) increasing to 179 at June 30, 2006, from 167 at June 30, 2005. The personnel increased due to hiring for the new Healdsburg branch, and the Bank has also deployed additional staff to loan review and appraisal functions. The balance of the growth in staff occurred in IT and branch operations support staff. Personnel costs are also impacted by annual salary increases, incentives based upon production goals and changes in insurance and benefit costs. The salary continuation agreement between the Bank and Mr. David Titus, the Bank's Senior Loan Officer, was modified in February 2006. The impact of the modification, which totaled $365,000, was recorded in the first quarter ($170,000) and second quarter of 2006 ($195,000). In addition, the adoption of FASB 123(R) added $18,000 to compensation expense for the cost of stock-based compensation to directors, officers and employees under the Company's stock option plan in both the first and second quarter.

Occupancy expenses increased due to the branch office expansion discussed above. Occupancy expenses will continue to increase as and if the Bank continues to expand. Equipment costs declined when compared to the second quarter of 2005, which primarily results from the equipment cost of setting up three new branches in 2005, compared to one branch so far this year. The Bank continues to upgrade computer equipment, which will result in an increase in equipment costs.

Advertising, business development and donations decreased as a result of changes implemented in an effort to control costs. In addition, advertising activity varies depending upon the need to attract new deposits, or the promotion of new branch locations. In 2005, the Bank opened two branches in Contra Costa County, a new geographic market for the Bank, which required additional promotional and business development activities.

Professional fees declined to $184,000 for the quarter and $328,000 for the first six months of 2006 compared to $201,000 and $413,000 for the same periods of 2005. In 2005 professional fees were higher as a result of legal fees associated with the preparation of the application filed with NASDAQ for the listing of the Company's common stock on the NASDAQ National Market. The Company also experienced higher professional fees associated with the first internal review, audit and certification of our internal controls under the requirements of the Sarbanes Oxley Act. With the process in place for this year, the same level of outside professional services was not required. Audit or review services are contracted by the Audit Committee and are performed on a varying schedule, with most of the audit fees occurring during the first half of the year. It is expected that the cost of professional services will increase with the expansion of the Bank.

Outside customer services vary depending upon the costs incurred by analysis account customers. The Bank pays for certain direct costs (i.e.: payroll services, escrow fees, etc.), which are included in non-interest expense. These costs are based upon the depositor using the analysis system. The analysis customer receives earnings credits based upon their deposit account balances, which can be used to offset these charges. The customer is charged a bank service fee if their earnings credits do not cover the costs. These expenses vary depending upon the cost of services incurred by the analysis customers and the average account balances they keep with the Bank.

Included in shareholder and director expenses are directors' fees for attending Board, Loan Committee, ALCO, Executive Committee and Audit Committee meetings. The cost of the Company's annual report, transfer agent fees and other costs of communicating with shareholders are also included in this expense category.

Loan expenses include the adjustment to the allowance for unfunded loan commitments. In the second quarter, the allowance was reduced by $42,000 since the level of unfunded commitments was lower than previous periods. This allowance can vary rather significantly from period to period. Also included in this category are costs associated with problem loans and the use of contracted loan services to assist staff during periods of high loan production. During the second quarter of 2005, the Bank incurred higher loan related expenses as a result of increased loan production, an increase in the level of non-accrual loans and an increase in the allowance for unfunded loan commitments of $19,000.

Other expenses decreased during the second quarter of 2006 to $131,000, compared to $215,000 one year ago. The decrease in other expenses during the second quarter of 2006 is primarily due to the payment in 2005 of a one time application fee of $95,000 associated with the listing of the
Company's shares on the NASDAQ National Market.   Costs related to
publications and subscriptions, business travel costs and operational losses are also included in this category.

Income Taxes

The effective tax rate was 40.3% for the second quarter of 2006, and 40.4% for the six months ended June 30, 2006, compared to 41.3% and 41.1%, for comparable periods of 2005. This decrease largely results from the increased tax benefit associated with the "California enterprise zones" deduction. California's taxable income is reduced by the net interest received on loans made to businesses located in designated enterprise zones. The enterprise zone deduction has benefited from the increasing interest rate environment, which has resulted in higher loan rates.

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

Cash and due from banks, federal funds sold and interest bearing deposits totaled $105.5 million or 7.9% of total assets at June 30, 2006, compared to $59.1 million or 4.8% of total assets at December 31, 2005. During the second quarter of 2006, the net cash provided by operating activities was $8.3 million. Net cash flows devoted to investing activities totaled $49.1 million, mainly in loans and net cash flows received from financing activities totaled $87.2 million, which included borrowing from the FHLB and increased Bank deposits.

The Bank sold $10.7 million in SBA loans during the second quarter of 2006. The Bank also increased borrowings from the Federal Home Loan Bank by $48.0 million. During the second quarter the Bank experienced a high level of maturities of time deposits in the branch system, which totaled $285.9 million or 46.5% of total branch time deposits. Time deposit pricing during this high maturity period was modest in order to mitigate the impact on the Bank's interest margin while also retaining the majority of these maturing time deposits. Maturing time deposit retention rates were 78.7% during the quarter. As a result of the higher level of maturities, the Bank experienced a modest decline in deposits of 1.3% to $911.1 million during the second quarter of 2006. During the second quarter the Bank increased borrowings from the FHLB to fund loan growth and to provide liquidity needed as a result of the decrease in time deposits during the quarter.

The Bank considers the unsold guaranteed portion of 7(a) SBA loans as a secondary source of liquidity. Although we are not holding these for sale, there is an established market for these loans and a sale transaction can typically be completed within 30 days. As of June 30, 2006, the Bank held $111.7 million in SBA guaranteed loans, which could be sold for additional liquidity.

At June 30, 2006, the Bank had unused federal funds lines of credit totaling $26,000,000. The Bank also has a credit line with the Federal Home Loan Bank which is based upon the value of pledged collateral (investments and loans). At June 30, 2006, the Bank had collateral pledged that would allow the Bank to borrow up to $381.5 million. The FHLB will permit the Bank to borrow up to 35% of the Bank's total assets provided that adequate collateral has been pledged to the FHLB. At June 30, 2006, the Bank had borrowed $294.4 million, which left $87.1 million available to borrow. Management believes this amount of secondary liquidity provides an important supplemental cushion for cash demands that may arise.

At present, the Company's primary sources of liquidity are from cash balances, interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Company is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency. At June 30, 2006, the Company had non-interest and interest bearing cash balances of $11.0 million, which management believes are adequate to meet the Company's foreseeable operational expenses.

The Company and the Bank do not engage in hedging transactions or trading activities (interest rate futures, caps, swap agreements, etc.).

Deposits

During the second quarter of 2006, deposits decreased $12.2 million to $911.1 million at June 30, 2006. The majority of this change occurred in time deposits. During the first six months of 2006, deposit totals increased $23.1 million to $911.1 million, an increase of 2.6% over $888.0 million at December 31, 2005. Included in this deposit growth is $20.0 million related to growth in deposits in the new branches located in Walnut Creek, West Petaluma, Concord and Healdsburg. The deposit growth generated by the new branches provided additional liquidity and enabled the Bank to reduce the level of higher cost wholesale time deposits by $16.6 million. These higher cost wholesale time deposits had been placed with financial instructions using an internet listing service.


The following table outlines the components of the Bank's deposit portfolio on the dates indicated:

(in thousands)
                                     June 30, 2006     December 31, 2005
                                     -------------     -----------------

Non-interest bearing demand deposits       $33,108               $80,808
Non-interest bearing savings deposits       59,072                     0
Interest bearing transaction accounts      217,169               214,488
Time certificates, $100,000 and over       285,428               278,681
Other time certificates                    316,329               314,050
                                          --------              --------
Total                                     $911,106              $888,027
                                          ========              ========
During the first quarter, the Bank began reclassifying interest and non-interest bearing demand deposits with certain transaction characteristics to a savings classification. This reclassification explains the significant differences shown above in non-interest bearing demand deposits and non-interest bearing savings deposits, when comparing December 31, 2005, to June 30, 2006. This reclassification of deposits was implemented to reduce the required reserves held at the Federal Reserve Bank on a daily basis. This change reduced our reserve requirement by approximately $6 million dollars and allowed the Bank to invest those funds that had previously been restricted due to the reserve requirement.

Demand deposits and interest bearing transaction account balances vary depending upon the activity of customers. Approximately 53.2% of these accounts are business accounts, the balances of which tend to be more volatile than consumer deposits balances. Money market accounts, which are included in interest bearing transaction accounts, are a limited transaction account with a discretionary rate set by management. The Bank has tried to remain competitive without offering the highest rates, which has made retention of these accounts more challenging as market rates continue to increase. Many depositors continue to retain funds in transaction accounts rather that locking in time certificate rates even though rates on time certificates have improved due to the increasing interest rate market. These funds are also more volatile and fluctuate during various business cycles.

Certificates of deposit totaled $601.8 million at June 30, 2006, an increase of 1.5% over $592.7 million at December 31, 2005. During the second quarter of 2006, certificate of deposit balances declined 2.2% from the $615.5 million reported at March 31, 2006. The 2.2% decline in certificate of deposit balances resulted from modest certificate of deposit pricing during a period of high certificate of deposit maturities. During the second quarter, $285.9 million in time deposits matured in the branch system or 46.5% of total branch time deposits. The Bank's retention rate during this period was 78.7%. The Bank's funding needs were supplemented by inflows into other deposit products and an increase in FHLB advances.

Competition continues to increase as more community banks establish branches in the Sonoma County market and other financial service companies offer similar rates and products. The current increasing interest rate environment and competition have made it more difficult to attract new deposits at favorable rates. The Bank continually monitors competitors' rates, strives to be competitive in pricing deposits, and offers attractive time deposit rates to raise funds during periods of high loan growth.

Loans

Loans, net of discounts and reserves, equaled $1,173 million at June 30, 2006 compared to $1,091 million at December 31, 2005, increasing 7.5% during the first six months of 2006.

The following is an analysis of the loan portfolio.


Type of Loan
(in thousands)
                                   June 30,     December 31,
                                      2006             2005
                                ----------      -----------

Real estate - mortgage            $928,594         $825,151
Real estate - construction          44,339           37,219
Commercial loans                   207,930          234,841
Consumer installment loans           5,856            5,831
                                ----------       ----------
                                 1,186,719        1,103,042
Deferred loan fees and discount     (1,924)          (1,521)
Allowance for loan losses          (11,699)         (10,749)
                                ----------       ----------
TOTAL                           $1,173,096       $1,090,772
                                ==========       ==========


The table above illustrates the Bank's emphasis on commercial and real estate lending. At June 30, 2006, and December 31, 2005, commercial loans comprised 17.5% and 21.3%, respectively of the Bank's total loan portfolio. Construction and other real estate loans (combined) comprised 82.0% and 78.2% on those same dates. Management is aware of the risk factors in making commercial and real estate loans and is continuously monitoring the local marketplace as well as performing annual reviews of this portfolio.

Commercial real estate mortgage and construction lending contains potential risks that are not inherent in other types of portfolio loans. With respect to construction lending, the potential risks include declines in market values of underlying real property collateral and delays or cost overruns, which could expose the Bank to loss. Risks in commercial real estate lending include declines in commercial real estate values, increasing interest rates for variable rate loan customers, general economic conditions surrounding the commercial real estate properties and vacancy rates. Management attempts to mitigate lending risks through established underwriting procedures, periodic reviews of the underlying collateral and monitoring of real estate values and vacancy rates in our market areas.

The Bank makes commercial loans primarily to small and medium sized businesses and to professionals located within Northern California and Arizona. While the Bank emphasizes commercial lending, management does not believe that there is any significant concentration of commercial loans to any specific type of business or industry.

The Bank has continued to grow its commercial and commercial real estate portfolio through its reputation as an experienced business and real estate lender, which facilitates the successful negotiation of complex commercial loans. The Bank maintains high credit qualifications with most real estate loans having 60-75% loan to value ratios. Management is aware of the risk factors in making commercial and real estate loans and is continually monitoring the local market place. A decline in real estate values and/or demand, a worsening of economic conditions or a natural disaster could potentially have an adverse impact on the value of collateral, on the loan portfolio, and on the financial condition of the Bank.

At June 30, 2006, 97.9% or $1,161.8 million of the Bank's loans, including real estate, commercial and a majority of the Bank's SBA loans were secured by real estate as the principal source of collateral. The majority of commercial real estate term loans are amortized over 30 years with higher quality loans amortized for up to 40 years. Both 30 and 40 year amortizing loans typically reflect a 15 year maturity. Worsening of economic conditions, increasing vacancy rates, excessive new construction, and/or rising interest rates would have an adverse effect on the value of real estate securing these loans and would have an adverse impact on the financial condition of the Bank.

The SBA loan program has been a less popular loan product in the current competitive market. Most SBA loans are floating rate loans tied to the
prime rate which has been increasing.   In an effort to remain competitive
with SBA loans, the Bank has offered prime based fixed rate SBA loans for a fixed period, which moves to a variable loan at a stated date. This has made SBA loans more competitive, but also less attractive for purchase in the secondary market until they move to a floating rate. At June 30, 2006 total SBA (7a) guaranteed loans equaled $178.5 million, of which $111.7 million was guaranteed by the SBA. The majority of the Bank's SBA loans are secured by real estate; however, they are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank's other loans, except they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. If a default on a SBA loan occurs the Bank shares proportionally in the collateral supporting the loan with the SBA, which guarantees the loan. The 7(a) program is now operating at a zero subsidy which should resolve the budget considerations at the Federal government level that previously disrupted the program. With a $16.5 billion dollar authorization level, the program is not expected to be disrupted by governmental limitations on funding. Major changes to the default rates and subsequent subsidy calculation could affect the Bank's profitability and future SBA loan growth. The guaranteed portion of SBA loans which could be sold in the secondary market was $111.7 million at June 30, 2006.

Construction loans totaled $44.3 million at June 30, 2006, up from $37.2 million at December 31, 2005. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank's market areas. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.

The Bank offers residential equity lines of credit on a limited basis. The Bank has a small portfolio of consumer loans which equaled 0.5% of the total loan portfolio at June 30, 2006 and December 31, 2004.

Allowance for Loan Losses

The allowance for loan losses equaled $11,699,000 at June 30, 2006, compared to $10,749,000 at December 31, 2005. At June 30, 2006, the allowance for loan losses equaled 1.10% of loans (net of the guaranteed portion of SBA loans). The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At June 30, 2006, there were two borrowers on non-accrual totaling $687,000 which was collateralized by real estate and $515,000 of the total was guaranteed by the SBA. There were no loans past due 90 days or more. Loans past due 30 to 89 days totaled $2,114,000, all of which are collateralized by real estate. At December 31, 2005, the Bank had $618,000 in non-accrual loans and no loans past due 90 or more days and still accruing interest. Past due 30 to 89 days totaled $5,172,000 at December 31, 2005.

During the second quarter of 2006, there were no loans charged off and there were no recoveries on loans previously charged off. The Bank continues to have a low charge off experience compared to industry standards but there can be no assurances that this will continue or that the Bank will not experience actual loan losses. The following is an analysis of the activity in the allowance for loan losses during the quarter and six months ended June 30, 2006:



(In thousands)

                               Three months ended        Six months ended
                                 June 30, 2006            June 30, 2006
                                 -------------            -------------
Balance - Beginning of period          $11,249                 $10,749
Provision for loan losses                  450                     950
Charge offs                                  -                       -
Recoveries                                   -                       -



                                       -------                 -------
Balance - End of period                $11,699                 $11,699
                                       =======                 =======


Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At June 30, 2006, the Bank was considered "well capitalized."

The capital ratios for the Bank and the Company are presented in the following table.

                                     Sonoma              Northern
                                 National Bank       Empire Bancshares
                             --------------------  ---------------------
                             June 30, December 31, June 30,  December 31,
                                2006        2005      2006         2005
                                ----        ----      ----         ----
Tier 1 leverage ratio           8.1%        7.9%      9.0%         8.8%
Tier 1 risk-based capital ratio 9.7%        9.9%     10.7%        11.0%
Total risk based capital ratio 10.8%       11.1%     11.8%        12.2%

The Company declared a 5% stock dividend on March 28, 2006, with a record date of May 1, 2006.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Bank's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Bank does not use derivatives to mitigate its credit risk, relying instead on underwriting standards, loan review and adequate loan loss reserves. See Allowance for Loan Losses. The Bank does not use derivatives to mitigate its interest rte risk. Interest rate risk is managed at the product level by structuring loan and deposit product offerings and pricing, and structuring wholesale borrowings, such as Federal Home Loan Bank Advances, in a way that minimizes interest rate risk.

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

A fundamental objective is to manage its assets and liabilities to maximize the economic value of the Bank while maintaining adequate liquidity and minimizing exposure to interest rate risk. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturity, pricing and mix with the goal of limiting its exposure to interest rate risk. The Bank's profitability is dependent to a large extent upon its net interest income. The Bank is subject to interest rate risk to the degree that its interest-earning assets reprice at different speeds and different magnitudes than its interest-bearing liabilities, impacting the quantity of interest income earned and interest expense incurred.

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in the net present value (NPV) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the present value of asset cash flows minus the present value of liability cash flows, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in interest rate sensitive assets, liabilities and instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 and 200 basis points. The Bank has no trading securities.

On a monthly basis, management prepares an analysis of interest rate exposure. Such analysis calculates the change in net interest income given a change in general interest rates of 100 and 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income assuming a stable rate environment. Additionally, the analysis calculates the change in the value of the Bank's equity by discounting cash flows associated with the Bank's assets and liabilities. The following table summarizes the simulated change in net interest income based on the next twelve months given a change in general interest rates of 100 and 200 basis points up or down.













Change in           Estimated            Estimated Change in
Interest Rate     Net Interest Income     Net Interest Income
(basis points)       (in thousands)        (in thousands)
--------------    -----------------       -------------------
  +200                 $43,708              ($1,690)
  +100                  44,821                 (577)
Base Scenario           45,398                    -
  -100                  45,820                  422
  -200                  46,290                  892

The model used by management to create the report presented above makes numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit runoff, and should not be relied upon as indicative of actual future results. Computations do not contemplate any actions that ALCO could undertake in response to changes in interest rates, nor does the model consider the impact of growth. Actual results could differ significantly from those estimates, which would result in significant differences in the calculated projected change.

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

The following schedule represents interest rate sensitivity profile as of June 30, 2006, of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.


                                                 Over 3           Over        Non rate
                                                 months          1 year       Sensitive
          Balance Sheet             Through 3    through         through        or Over
         (in thousands)             months       1 year          5 years       5 years       Total
                                   ---------    ---------        --------      ---------     ------
Assets
Fed funds sold &
 certificates of deposit            $80,526       $1,674                                      $82,200
Investment securities                14,969                       $1,079        $14,001        30,049
Loans (net of discounts)            461,269      259,839          95,178        368,509     1,184,795
Non-interest-earning assets
(net of allowance for loan losses)                                               31,719        31,719
                                   --------     --------        --------       --------    ----------
                                   $556,764     $261,513         $96,257       $414,229    $1,328,763
                                   ========     ========        ========       ========    ==========

Liabilities & Shareholders' Equity
Time Deposits $100,000 and over     $73,452     $177,885         $34,091                     $285,428
All other interest-bearing
 liabilities                        552,381      290,112          44,244           $191       886,928
Non-interest bearing liabilities                                                 39,581        39,581
Shareholders' Equity                                                            116,826       116,826


                                   --------     --------        --------       --------    ----------
                                   $625,833     $467,997         $78,335       $156,598    $1,328,763
                                   ========     ========        ========       ========    ==========
Interest Rate Sensitivity (1)      ($69,069)   ($206,484)        $17,922       $257,631
Cumulative Interest
 Rate Sensitivity                  ($69,069)   ($275,553)      ($257,631)            $0



(1) Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.


ITEM 4.   Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Company, which is required to be included in the Company's periodic Securities and Exchange Commission filings. No change in internal control over financial reporting, as defined in Securities and Exchange Act Rule 13a-15(f), occurred during the fiscal quarter ended June 30, 2006, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None other than in the ordinary course of business.

Item 1A.  Risk Factors

     Management has reviewed the risk factors disclosed in its 2005 Form 10K filed on March 16, 2006. We do not believe that there have been any material changes in the risk factors previously disclosed in our 2005 Form 10-K. Please refer to the risk factors included under the section "Forward-looking statements" in Part 1, Item 2 above.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held on May 16, 2006.

Under Proposal 1, Election of Directors, the following candidates received the votes indicated:

                                      For          Withheld
                                ---------          --------
Clement C. Carinalli            9,332,403            40,216
Patrick R. Gallaher             9,152,140           220,479
William E. Geary                9,332,403            40,216
Dennis R. Hunter                9,121,848           250,671
James B. Keegan, Jr.            9,160,102           212,517

     All candidates were re-elected, constituting the full board of directors of the Company.

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


NORTHERN EMPIRE BANCSHARES


Date: August 8, 2006


/s/ Deborah A. Meekins                        /s/ Larry V. Sorensen
----------------------                        ---------------------
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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
   (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:



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

  c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  August 8, 2006

Signature /s/ Deborah A. Meekins
--------------------------------
Deborah A. Meekins, President and Chief Executive Officer



Exhibit 31

Rule 13a-14(a)/15d-14(a) Certification

I, Larry V. Sorensen, certify that:


1. I have reviewed this quarterly report on Form 10-Q Northern Empire
   Bancshares;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
   (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:



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

  c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  August 8, 2006

Signature /s/ Larry V. Sorensen
Larry V. Sorensen, Chief Financial Officer












Exhibit 32

SECTION 1350 CERTIFICATION



The undersigned each certify that:

1. They are the duly appointed Chief Executive Officer and Chief
   Financial Officer, respectively, of Northern Empire Bancshares, a California Corporation ("the Company"); and

2. To their best knowledge and belief, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and to which the Certification is attached as Exhibit 32, fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Northern Empire Bancshares.



Date:     August 8, 2006

/s/ Deborah A. Meekins                       /s/ Larry V. Sorensen
----------------------                       ---------------------
Deborah A. Meekins                           Larry V. Sorensen
President and Chief Executive Officer        Chief Financial Officer