Form 10-Q
period 2006-09-30
NORTHERN EMPIRE BANCSHARES
filed 2006-11-08
CIK 746253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51318

NORTHERN EMPIRE BANCSHARES
(Exact name of registrant as specified in its charter)

California	94-2830529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Fourth Street, Santa Rosa, California	95404
(Address of principal executive offices)	(Zip code)

707-579-2265
(Registrant’s telephone number, including area code)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common Stock, no par value. Outstanding shares as of October 31, 2006: 10,960,374

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands)
ASSETS	September 30, 2006	December 31, 2005
Cash and equivalents:
Cash and due from banks	$28,234	$28,936
Federal funds sold	88,974	30,188
Total cash and equivalents	117,208	59,124
Investment securities available-for-sale	1,087	50,488
Federal Home Loan Bank (FHLB) stock, at cost	15,036	11,731
Federal Reserve Bank stock, at cost	166	166
Loans receivable, net	1,210,855	1,090,772
Leasehold improvements and equipment, net	2,923	3,292
Accrued interest receivable and other assets	18,081	16,161
Total assets	$1,365,356	$1,231,734
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$962,121	$888,027
FHLB Advances	274,351	230,379
Accrued interest payable and other liabilities	7,378	6,021
Total liabilities	1,243,850	1,124,427
Shareholders' equity:
Common stock, no par value; authorized, 40,000,000 shares; shares issued and outstanding, 10,950,697 at September 30, 2006 and 10,919,606 at December 31, 2005	73,855	60,655
Additional paid-in-capital	7,895	7,681
Accumulated other comprehensive loss	(7)	(101)
Retained earnings	39,763	39,072
Total shareholders' equity	121,506	107,307
Total liabilities and shareholders' equity	$1,365,356	$1,231,734

See Notes to Consolidated Financial Statements

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2006	2005	2006	2005
Interest income:

Loans	$23,532	$18,203	$65,743	$51,381
Federal funds sold and investment securities	1,463	1,093	3,824	2,720
Total interest income	24,995	19,296	69,567	54,101

Interest expense	12,806	7,772	33,293	20,120
Net interest income before provision for loan losses	12,189	11,524	36,274	33,981

Provision for loan losses	450	600	1,400	1,650
Net interest income after provision for loan losses	11,739	10,924	34,874	32,331

Other income:

Service charges on deposits	114	115	358	368
Gain on sale of loans	756	803	2,416	2,168
Other	288	248	776	662
Total other income	1,158	1,166	3,550	3,198

Other expenses:

Salaries and employee benefits	3,273	2,914	9,505	8,399
Occupancy	544	501	1,569	1,403
Equipment	290	287	867	855
Advertising and business development	198	202	590	642
Outside customer services	85	113	259	283
Director and shareholder expenses	83	141	314	476
Deposit and other insurance	149	130	414	392
Professional fees	436	43	764	456
Other	338	371	1,114	1,179
Total other expenses	5,396	4,702	15,396	14,085

Income before provision for income taxes	7,501	7,388	23,027	21,444

Provision for income taxes	3,080	3,026	9,346	8,806
Net income	$4,421	$4,362	$13,681	$12,638
Basic earnings per common share	$0.40	$0.40	$1.25	$1.16
Diluted earnings per common share	$0.39	$0.38	$1.21	$1.11

See notes to Consolidated Financial Statements

NORTHERN EMPIRE BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income	$13,681	$12,638
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,400	1,650
Depreciation and amortization	708	637
Accretion of investment securities	(443)	(193)
FHLB Stock dividends	(451)	(304)
Compensation expense of stock options	164	0
Gain on sale of loans	(2,416)	(2,168)
Change in deferred income taxes	287	471
Changes in operating assets and liabilities:
Change in deferred loan fees and discounts	404	599
Change in interest receivable and other assets	(2,271)	(2,309)
Change in accrued interest payable and other liabilities	1,357	(2,847)
Net cash provided by operating activities	12,420	8,174
Cash flows from investing activities:
Purchases of investment securities	-	(49,122)
Proceeds from maturities of investment securities	50,000	0
Purchase of restricted stock	(2,854)	(2,435)
Redemption of restricted stock	-	88
Net increase in loans receivable	(119,471)	(113,233)
Purchase of leasehold improvements and equipment	(339)	(1,420)
Net cash used by investing activities	(72,664)	(166,122)
Cash flows from financing activities:
Net change in deposits	74,094	107,529
Net change in FHLB advances	43,972	18,477
Payment of cash dividends	(8)	(9)
Tax benefit of stock options	51	0
Proceeds from exercise of stock options	219	245
Net cash from financing activities	118,328	126,242
Net change in cash and cash equivalents	58,084	(31,706)
Cash and cash equivalents, at beginning of year	59,124	116,504
Cash and cash equivalents, at end of period	$117,208	$84,798
Supplemental cash-flow information:
Interest paid	$32,568	$19,750
Income taxes paid	$9,340	$11,720

See Notes to Consolidated Financial Statements

Northern Empire Bancshares and Subsidiary
Notes to Consolidated Financial Statements

September 30, 2006

Note 1 - Basis of Presentation

The unaudited financial information contained in this report reflects all adjustments which, in the opinion of Management, are necessary to present fairly the financial condition of Northern Empire Bancshares (the “Company”) and Subsidiary at September 30, 2006 and the results of operations for the three and nine months then ended. The results of operations reflect interim adjustments, all of which, except for expenses related to the proposed merger with Sterling Financial Corporation, are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the operating results to be anticipated for the year ending December 31, 2006.

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

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 is not expected to have a material impact on the Company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 is not expected to have a material impact on the Company.

Note 2 - Net Income per Common and Common Equivalent Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding, which include dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Company’s common stock throughout the period adjusted for the impact of the 5% stock dividends declared on March 28, 2006 and March 22, 2005. Earnings per share on a diluted basis are calculated based on the average number of shares outstanding including dilutive options at the time. The Company’s EPS data is as follows:

	For the three months ended September 30, 2006			For the three months ended September, 2005
	Income/ Numerator	Shares/ Denominator	Per Share Amount	Income/ Numerator	Shares/ Denominator	Per Share Amount
Net Income	$4,421,000			$4,362,000
EPS - Income available to common stockholders	$4,421,000	10,939,428	$0.40	$4,362,000	10,907,839	$0.40
Effect of Dilutive Securities - Stock Options		376,017			486,887
EPS assuming dilution - Income available to common stockholders plus assumed conversion	$4,421,000	11,315,445	$0.39	$4,362,000	11,394,726	$0.38

	For the nine months ended September 30, 2006			For the nine months ended September 30, 2005
	Income/ Numerator	Shares/ Denominator	Per Share Amount	Income/ Numerator	Shares/ Denominator	Per Share Amount
Net Income	$13,681,000			$12,638,000
EPS - Income available to common stockholders	$13,681,000	10,933,702	$1.25	$12,638,000	10,890,334	$1.16
Effect of Dilutive Securities - Stock Options		377,074			475,751
EPS assuming dilution - Income available to common stockholders plus assumed conversion	$13,681,000	11,310,776	$1.21	$12,638,000	11,366,085	$1.11

Note 3 - Stock Based Compensation

Effective January 1, 2006, the Company adopted the Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment (SFAS 123R)”, using the modified prospective transition method and therefore has not restated results for the prior periods. The adoption of SFAS No. 123 (R) did not have a significant impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123 (R), benefits of tax deductions in excess of recognized compensation expense were reported as operating cash flows. SFAS No. 123 (R) requires excess tax benefits to be reported as a financing cash inflow.

The total compensation expense related to the Company’s stock plan was $128,000 for the three months ended September 30, 2006 and $164,000 for the nine months ended September 30, 2006. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provision of APB 25. Accordingly, the Company generally had not recognized compensation expense since all stock option grants were made at the fair market value on the date of grant. Prior to January 1, 2006, pro forma disclosure amounts had been applied to its stock-based compensation in accordance with SFAS No 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148), as the fair value method defined by SFAS 123 prior to revision.

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and nine months ended September 30, 2005, had the Company applied the fair value recognition provisions of SFAS 123 prior to revision. The information in the following table has been adjusted for the impact of the 5% stock dividend declared on March 28, 2006.

(In thousands)	For the three months ended September 30, 2005	For the nine months Ended September 30, 2005
Net Income for the period	$4,362	$12,638
Compensation expense, net of tax effect	281	349
Pro forma net income	$4,081	$12,289
Pro forma earnings per common share	$0.37	$1.13
Pro forma earnings per common share, assuming dilution	$0.36	$1.08

Nonqualified and incentive stock options have been granted to our directors, officers and employees under our stock option plan. Options vest either on the date of grant or over a period of 3 to 5 years from the grant date and have a term of up to 10 years.

No options were granted in the first nine months of 2006. During the third quarter of 2005, a total of 37,000 were granted to seven outside directors of the Bank. These options vested on the date of the grant and were issued at the fair market value at the date of grant.

A summary of option activity under the stock option plan for the nine months ended September 30, 2006 was as follows:

	Shares	Weighted Average Exercise price	Weighted Average remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	763,566	$11.24
Options granted attributable to the stock dividend	37,385	10.79
Exercised	30,690	$7.13
Forfeited	510	$7.79
Outstanding at September 30, 2006	769,751	$10.86	4.0	$13,213,000

Vested and expected to vest at September 30, 2006	769,751	$10.86	4.0	$13,213,000
Vested and exercisable at September 30, 2006	761,778	$10.77	4.0	$13,141,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all options holders exercised their options on September 30, 2006. Total intrinsic value of options exercised for the nine months ended September 30, 2006 was $435,000.

Cash received from option exercises for the three months and nine months ended September 30, 2006 was $119,000 and $219,000 respectively. The actual tax benefit realized from option exercises for the nine months ended September 30, 2006 was $51,000.

As of September 30, 2006, the total of unrecognized stock-based compensation expense related to non-vested stock options was $17,000. That cost is expected to be recognized over a weighted-average period of 6 months. The non-vested stock options totaled 4,784 at September 30, 2006.

Note 4 - Comprehensive Income

The Company’s total comprehensive income presentation is as follows:

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September30, 2005
Net Income	$4,421	$4,362	$13,681	$12,638
Other Comprehensive income (loss):
Change in unrealized holding gain (losses) arising during the period	21	(127)	156	(128)
Income tax benefit (expense)	(8)	52	(63)	52
Comprehensive income	$4,434	$4,287	$13,774	$12,562

Note 5 - Business Combination

On September 17, 2006, the Company announced that it had entered into an Agreement and Plan of Merger with Sterling Financial Corporation (Sterling), Spokane, Washington.  Under the terms of the Agreement, the Company will be merged with and into Sterling with Sterling being the surviving corporation in the merger. Also under the terms of the Agreement, which has been unanimously approved by the Board of Directors of both companies, each share of the Company’s common stock will be converted into 0.805 shares of Sterling common stock and $2.71 in cash. The transaction is expected to close in the second quarter of 2007, subject to Northern Empire and Sterling shareholder and regulatory approval and the satisfaction of other customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Northern Empire Bancshares (the "Company") is the financial holding company of Sonoma National Bank (the "Bank"). Since the principal business of the Company is the Bank, the following discussion pertains mainly to the Bank.

Critical Accounting Policies

The Company and Bank’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. One policy, Allowance for Loan Losses, has been identified as being critical because it requires management to make difficult and subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. This policy is reviewed by Loan Committee and approved by the Board of Directors.

The Allowance for Loan Losses represents management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is reviewed monthly and is based on allocations for each loan category (e.g. Real Estate, Commercial) plus an allocation for any outstanding loans which have been classified and are on the "Watch List." Each loan that has been classified is individually analyzed for the risk involved and an allowance provided according to the risk assessment. In addition to the allocated component, there is an unallocated component. The unallocated component incorporates management’s judgment of the inherent risks in the portfolio based on: historical loan loss experience, loan concentrations, evaluations made by regulatory agencies and our outside consultants, and an assessment of economic conditions. The allocated and unallocated components represent the total allowance for loan losses that management estimates is adequate to cover losses inherent in the loan portfolio.

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

Forward-looking statements

The discussion of certain matters in this report may constitute “forward-looking statements” as defined in section 27A of the Securities Act of 1933, and section 21E of the Securities Exchange Act of 1934, which include statements such as projections, plans, objectives and assumptions about the future, and such forward looking statements are subject to the safe harbor created by these sections. Although the Company and the Bank have based their plans and projections on certain assumptions, there can be no assurances that such assumptions will be correct, or that their plans and projections can be achieved. Actual results, amounts and events may differ significantly from those expected to occur, and many factors, risks and uncertainties might cause such a difference, including economic conditions, changes in interest rates, competition from other financial institutions and other factors discussed in this report. Such factors, risks and uncertainties include, but are not limited to the following:

—
Proposed merger with Sterling Financial Corporation. As stated herein and announced on September 18, 2006, the Company entered into an Agreement and Plan of Merger on September 17, 2006 by which, if completed, the Company will merge into Sterling Financial Corporation, Spokane, Washington. While the Board of Directors of the Company believes that the proposed merger is in the best interests of the Company’s shareholders, there are risks associated with the proposed merger, including the following: (1) the businesses of the Company and Sterling may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; (2) the expected growth opportunities and cost savings from the merger may not be fully realized or may take longer to realize than expected; (3) operating costs, customer losses and business disruption following the merger, including adverse effects on relationships with employees, may be greater than expected; (4) governmental approvals of the merger may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger; (5) the shareholders of the Company or Sterling may fail to approve the merger; (6) adverse governmental or regulatory policies may be enacted; (7) the interest rate environment may further compress margins and adversely affect net interest income; (8) results may be adversely affected by continued diversification of assets and adverse changes to credit quality; (9) competition from other financial services companies in the Company's and Sterling's markets could adversely affect operations; and (10) an economic slowdown could adversely affect credit quality and loan originations.

If the proposed merger is not completed due to failure to obtain the required shareholder and/or regulatory approvals, or for other reasons, the expected benefits of the merger will not take place, and the Company will have incurred substantial expenses related to the merger. In addition, in the event that the merger is not completed due to certain actions by the Company, the Company may be required to pay substantial termination fees or damages to Sterling.

Further information regarding the proposed merger is contained in the Company's Current Report on Form 8-K filed on September 18, 2006.

—
Changes in economic conditions and declines in the value of real estate collateral. At September 30, 2006, $1,202.9 million or 98.2% of the Bank’s loans, including real estate loans and a majority of the Bank’s SBA loans, were secured by real estate as the principal source of collateral. A worsening of economic conditions, a decline in real estate values and/or rising interest rates would have an adverse effect on the value of real estate securing these loans and would have an adverse effect on the financial condition of the Bank.

The banking authorities have recently proposed Guidance, entitled Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, which if adopted, will apply to institutions like the Bank that have a high concentration of real estate and related loans in their portfolio. The proposed Guidance provides that such institutions may be required in the future to maintain higher capital ratios than other institutions with lower such concentrations. If the proposed Guidance is adopted, the Bank may be subject to increased regulatory oversight and guidance. While the Company and the Bank are well capitalized under current policies of the banking authorities, they could become subject to higher capital requirements under the proposed Guidance.

—
Changes in Federal Home Loan Bank (FHLB) borrowing policies. The Bank relies upon advances from the FHLB for a large portion of the funding for the Bank’s loans. FHLB advances are collateralized by loan assets. Based upon the current policies of the FHLB we believe the advances are renewable. Changes in the requirements of the FHLB could materially affect the Bank’s business and financial statements, and changes in the rates or duration of advances could make them less advantageous to the Bank.

—
Changes in the U.S. Small Business Administration (SBA) program. The Bank makes a significant portion of its commercial loans through the U.S. Small Business Administration program, which guarantees a portion of such loans, and the Bank generates income through the sale of such loans. Changes in the Small Business Administration program could have an adverse effect on the Bank’s business and specifically on its ability to generate income through the sale of SBA loans.

—
Changes in market interest rates and the volatility of rate sensitive loans and deposits. Changes in interest rates impact: (1) the demand for new loans, (2) the volume of loan prepayments, (3) the rates received on loans and securities, (4) the debt service burden on the Bank’s loan customers and (5) the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have an adverse effect on the business, financial condition and results of operations of the Company and the Bank.

—
Competitive pressures in the banking industry. The banking business is highly competitive, and competition among financial institutions for all types of financial products and services is expected to increase. The ability of the Bank to compete in the future will depend on the nature and level of future competition.

—
Declines in the national or regional economy. A worsening of economic conditions could reduce the demand for loans, cause credit quality deterioration and/or result in a decline in the value of real estate that collateralizes substantially all of the Bank’s loans. Any of these factors could have an adverse impact on the Bank’s financial condition.

—
Changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission (SEC) or other standard-setting bodies. Such changes could affect the manner in which the Company and the Bank are required to account for, and report income, expenses, reserves, or a merger or acquisition, if any, and could materially affect the Company’s business and financial statements.

—
Changes in the legislative and regulatory environment. Banks and bank holding companies are subject to extensive supervision and regulation. The banking business is also affected by the monetary and fiscal policies of the United States government and the Federal Reserve Board. The future regulatory environment may significantly affect the Bank’s business.

—
Operational risks including data processing system failures or fraud. Banks are dependent upon technology in the conduct of business. The Banking industry and the Bank have developed business continuity plans to address the various operational risks such as system failures. Depending upon the operational failure or fraud situation, the Bank could be adversely impacted by such an event.

—
Terrorism and foreign hostilities. Uncertainty regarding the economic outlook resulting from the continuing war on terrorism and foreign hostilities, as well as actions taken, or to be taken, by the U.S. or other governments as a result of further acts or threats of terrorism could adversely impact the Bank’s business and financial statements.

Investors are cautioned to consider these and other risks and uncertainties.

The Company specifically disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements in this report to reflect future events or developments.

Summary of Financial Results

Total consolidated assets of $1,365,356,000 at September 30, 2006, grew $133.6 million during the first nine months of 2006, compared to $1,231,734,000 at December 31, 2005. Net loans increased $37.8 million in the third quarter of 2006. Cash and equivalents increased $11.7 million during the third quarter. Deposits increased by $51.0 million during the third quarter.

Net income after income taxes for the first nine months of 2006 equaled $13,681,000 compared to $12,638,000 for the comparable period in 2005, an increase of 8.3%. Net income for the third quarter of 2006 equaled $4,421,000, an increase of 1.4% when compared to net income of $4,362,000 for the third quarter of 2005. Increased profit resulted primarily from growth in net interest income due to loan growth. The Company has incurred $645,000 in expenses related to the proposed merger with Sterling ($629,000 was expensed in the third quarter). This had an after tax impact of $383,000 for the year to date and $374,000 for the third quarter. Income excluding these expenses would have increased 11.3% for the year to date and 9.9% for the third quarter in comparison to the same periods of 2005.

Net Interest Income

Net interest income (before the provision for loan losses) of $12,189,000 for the third quarter of 2006 increased 5.8% from $11,524,000 for the comparable period last year. This increase in net interest income resulted primarily from volume increases of $154.4 million in average earning assets for the current quarter compared to the third quarter of 2005. Average loans outstanding increased $161.0 million for the current quarter compared to the third quarter of 2005. Average interest bearing deposits for the third quarter increased $38.8 million over the same period last year and average borrowings with the Federal Home Loan Bank increased $85.0 million.

The net interest margin equaled 3.64% during the third quarter of 2006, compared to net interest margin for the third quarter of 2005 of 3.89% and 3.99% for the year ended December 31, 2005. The yield on average loans equaled 7.67% in the third quarter compared to 6.84% for the same period last year, while the Bank’s cost of funds increased to 4.50% for the third quarter of 2006 from 3.07% for the third quarter of 2005.

Several factors affected the Bank’s net interest margin. These factors include changes in market interest rates, the level of loans relative to deposits, the mix of loan and earning assets, non-accrual loan balances and mix of deposits and other funding sources.

—	Changes in Market Interest Rates

Changes in economic conditions and the actions of the Federal Reserve Board to increase or decrease the Fed Funds and Discount rates have a direct impact on the Bank’s net interest margin since loan pricing is tied to various indices (prime rate, CMT, Eleventh District Cost of Funds, etc), which generally move in response to the Federal Reserve Board’s actions.

The full impact of rate changes on the Bank's earnings is not realized for several months, since not all loans, deposits, or wholesale borrowings reprice immediately. The majority of SBA loans is tied to the prime rate and reprice on a calendar quarter basis. During the third quarter of 2006 the prime rate equaled 8.25%, compared to 6.75% on September 30, 2005. During 2005 the prime rate increased 200 basis points to 7.25% at December 31, 2005 and has increased 100 basis points during 2006 to its current level of 8.25%. There are no assurances that earnings will not be adversely impacted by future actions of the Federal Reserve Board and changes in market interest rates.

The Bank also has adjustable rate loans, mainly commercial real estate loans, which are tied to a variety of indices including the prime rate, the Eleventh District Cost of Funds Index (COFI), LIBOR, the six-month constant maturity treasury (CMT) and the five-year CMT. Each of these indices reacts to changes in market interest rates at different speeds and magnitudes. The Bank also has a fixed rate loan portfolio which generally reduces net interest margin as interest rates rise as a result of increasing funding costs, and benefits net interest margin as rates decline as a result of decreasing funding costs.

Of the Bank's loan portfolio totaling $1,224.9 million at September 30, 2006, $748.9 million or 61.1% of total loans were adjustable rate loans which had not reached a floor or ceiling rate. Of that total, approximately $274.9 million were prime-based loans, of which $66.3 million reprice when prime changes and $199.2 million reprice on a quarterly basis.

Changing market rates also impact borrower behavior. The Bank has experienced an increasing rate of loan payoffs as borrowers have refinanced their existing loans with loans at more attractive rates and terms.

Market rates also impact the Bank’s ability to attract deposits and grow the loan portfolio. In a rising rate environment, it is necessary to remain competitively priced in order to retain existing and acquire new deposit balances. Even though deposit rates have been increasing, they remain at historically relatively low levels making them less attractive to depositors. The Bank has responded to the highly competitive rate environment by adding new deposit products such as the high yield money market account and initiating marketing campaigns designed to attract additional certificate of deposit balances.

The Bank had $667.3 million in time deposits at September 30, 2006. These accounts reprice at the time the certificate matures, which delays the impact of rising interest rates. The Bank has offered competitive market rates for deposits when compared to other financial institutions in its area. The cost of time deposits equaled 4.80% for the third quarter of 2006, compared to 3.37% for the third quarter of last year.

—	Level of Loans Relative to Deposits

The Bank’s ratio of loans-to-deposits increased to an average of 131.1% in the third quarter of 2006, compared to 119.3.0% for the same period last year. An increase in the loan-to-deposit ratio generally has a positive impact on net interest margin; however, other factors explained in this section have offset this benefit.

—	Mix of Loans and Earning Assets

Changes in the mix of loans also impact the Bank’s net interest margin. Real estate mortgage loans grew to $971.5 million at the end of this quarter from $825.2 million at December 31, 2005. The yield on this category was 7.32%, while the yield on the entire loan portfolio for the quarter was 7.67%. The Bank has developed loan products tied to the US Treasury yield curve and LIBOR indices, with other favorable terms to attract new loan volume. Management continues to focus on loan growth. The Bank’s competitive environment and rate structure, along with several other factors discussed in this section, have resulted in downward pressure on net interest margin.

Construction loans continued to grow, totaling $49.1 million at the end of this quarter, compared to $37.2 million at December 31, 2005. Construction loans typically have short maturity dates (approximately one year). During the third quarter construction lending activity remained strong. The Bank’s construction loans yielded 8.47% in the third quarter of 2006, compared to 7.32% for the third quarter of last year. Construction loans generally have higher yields than other real estate loans. General economic conditions greatly influence the demand for construction loans, and there are no guarantees that the current level of construction lending will continue.

Commercial loan yields (the majority of the Bank’s commercial loans are SBA loans) increased to 8.89% in the third quarter of 2006 from 7.35% for the same period last year. The majority of these loans reprice on a quarterly schedule based upon the current prime rate. Average commercial loan yields were positively impacted by the quarterly repricing of SBA loans to reflect the 150 basis point increase in prime rate since September 30, 2005. SBA loans have prepayment penalties (remitted to the SBA) during the first three years of the loan. Even with the prepayment penalties the Bank has experienced higher prepayment rates on SBA loans as a result of the increase in the prime rate. SBA borrowers have been refinancing to loans with more favorable terms.

Economic conditions and competition have impacted the mix of loans. The rising short term interest rate environment has contributed to an increasing yield on many of the Bank’s variable rate loans. The underlying index and structure of the variable interest rate loan determines the frequency of rate changes and how responsive loan yields are to changes in market rates. With rising shorter term interest rates, the yield curve has flattened, which narrows the difference between short term rates and long term rates. As the difference between short and long term interest rates diminishes, it becomes more attractive for borrowers to seek longer term, fixed rate loans, which has resulted in increased refinancing activity. The Bank offers loan products tied to prime rate, U.S. Treasury rates or LIBOR, which may have lower interest rates at the time of funding but reprice at a faster rate than loans tied to COFI. The Bank continues to experience strong competition for loans, which has resulted in lower loan pricing in the market place, impacting the Bank’s offering rates on new loans and negatively impacting the Bank’s net interest margin.

—	Non-Accrual Loan Balances

Loans which have been placed on non-accrual status also impact the net interest margin. At the time a loan is placed on non-accrual, the unpaid interest is reversed and interest accruals are discontinued until the credit quality of the loan justifies returning it to accrual status. As of September 30, 2006, the Bank had $600,000 in non-accrual loans or 0.05% of total loans compared to $618,000 at December 31, 2005. When a non-accrual loan pays off, or is reinstated to accrual status, the interest income is reinstated to income which has a positive effect on loan yields. The current level of non-accrual loans is considered by management to be a low level of non-accrual loans based upon comparisons to our peer group (other banks of comparable asset size). See Allowance for Loan Losses for additional information.

—	Mix of Deposits and Other Funding Sources

In the third quarter of 2006, interest expense increased to $12.8 million from $7.8 million for the same period last year. The increase in interest expense, resulted from an increase in the amount of interest bearing deposits, an increase in the average interest rate paid for deposits, an increase in the amount of borrowings from the FHLB and an increase in their interest cost. Average interest bearing deposits equaled $834.2 million for the third quarter of 2006 compared to $795.4 million in the same quarter last year. The average cost of interest bearing deposits equaled 4.22% this quarter compared to 2.93% in the same quarter of 2005.

Certificates of deposit reprice at the time the certificate matures, which delays the impact to the Bank’s cost of funds in an upward interest rate market. Money market and other interest bearing transactions accounts reprice weekly at the discretion of the Bank. The impact of repricing money market and other interest bearing transactions accounts is more immediate since all balances will earn at the new rates at the time of a rate change. Competition also is a factor in the repricing of certain deposit products. In an increasing rate environment, deposit rates are monitored to be competitive in the market place to retain existing deposits, and when liquidity is needed, higher rates are offered to attract new deposits to fund growth.

The Bank also has a borrowing line with the Federal Home Loan Bank (FHLB) which has been used as a source of funding balance sheet growth and liquidity. Borrowings with the FHLB are generally for a term of one to three years and are at fixed rates or variable prime based rates. The average cost of FHLB advances was 5.30% for this quarter compared to 3.58% for the same period last year. The increase is the result of the increase in prime rate (150 basis points since September 30, 2005). Average borrowings increased to $294.5 million for the current quarter compared to $209.5 million for the same period last year.

The following is an analysis of the net interest margin:

	Three months ended September 30, 2006			Three months ended September 30, 2005
(dollars in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Earning assets (1)	$1,328,629	$24,995	7.46%	$1,174,180	$19,296	6.52%
Interest bearing liabilities	1,128,714	12,806	4.50%	1,004,839	7,772	3.07%
Net interest income		$12,189			$11,524
Net Interest income to earning assets			3.64%			3.89%
(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
(dollars in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Earning assets (1)	$1,279,669	$69,567	7.27%	$1,133,503	$54,101	6.38%
Interest bearing liabilities	1,090,000	33,293	4.08%	973,873	20,120	2.76%
Net interest income		$36,274			$33,981
Net Interest income to earning assets			3.79%			4.01%
(1) Non-accrual loans are included in the calculation of average balance of earning assets, and interest not accrued is excluded.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 2006 and 2005. Changes not solely attributable to rate or volume have been allocated to rate.

	For the three months ended September 30, 2006 over September 30, 2005
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$2,682	$2,647	$5,329
Investment securities and other interest bearing investments	(227)	92	(135)
Federal funds sold	123	382	505
Total increase	2,578	3,121	5,699
Increase in interest expense:
Interest-bearing transaction accounts	(50)	354	304
Time deposits	423	2,266	2,689
Other borrowings	768	1,273	2,041
Total increase	1,141	3,893	5,034
Increase (decrease) in net interest income	$1,437	$(772)	$665

	For the nine months ended September 30, 2006 over September 30, 2005
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$7,608	$6,754	$14,362
Investment securities and other interest bearing investments	793	116	909
Federal funds sold	(692)	887	195
Total increase	7,709	7,757	15,466
Increase in interest expense:
Interest-bearing transaction accounts	(11)	842	831
Time deposits	152	7,308	7,460
Other borrowings	1,127	3,755	4,882
Total increase	1,268	11,905	13,173
Increase (decrease) in net interest income	$6,441	$(4,148)	$2,293

Provision for Loan Losses

The provision for loan losses for the three and nine months ended September 30, 2006, amounted to $450,000 and $1,400,000,respectively, compared to $600,000 and $1,650,000 for the same time periods last year. The provision was based upon the overall growth in loans and nonperforming loans at the end of the current quarter. For further discussion see Allowance for Loan Losses.

Non-Interest Income

Other income is derived primarily from service charges, SBA loan sales and SBA loan servicing. Other income decreased 0.7% to $1,158,000 from $1,166,000 when comparing the third quarter of 2006 to the same period last year. The majority of the decrease results from decreased income from gains on sale of SBA loans during the third quarter of 2006 as compared to the third quarter of 2005.

The following table sets forth non-interest income by category for the periods indicated.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Gains on loan sales	$756	$803	$2,416	$2,168
Service charges on deposits	114	115	358	368
Other Service charges	84	52	230	176
Loan servicing fees	130	113	372	308
Income on insurance policies	30	24	86	72
Other	44	59	88	106
Total Other Income	$1,158	$1,166	$3,550	$3,198

The change in gains on the sale of the guaranteed portion of SBA loans results primarily from the lower premiums received on SBA loan sales. The average percent gain on sales in the third quarter of 2006 equaled 7.5% compared to 9.5% for the third quarter of 2005. The decline in the average percent gain was adversely impacted by the sale of more seasoned loans. In addition, market premiums have been adversely affected by the increase in the SBA loan prepayment speed. Premiums on loan sales are market driven based upon factors such as rate of prepayments of SBA loans experienced throughout the country, age of the loan, term of the loan, loan amount, and loan interest rate. The Bank sold $10.1 million and $29.2 million during the three and nine month periods in 2006 compared to $8.5 million and $21.0 million during the same periods in 2005. The Bank continues to retain a portion of the SBA loans it originates, in order to realize the interest yield, rather than selling the guaranteed portion for a one time gain and servicing fees. Management considers the Bank's liquidity needs and anticipates loan and deposit growth as a part of the decision to hold SBA guaranteed loans versus selling them. There is no guarantee that premiums will continue at the current level.

SBA servicing fees, which increased 15.0% in the third quarter of 2006 compared to the third quarter of 2005, are based on loan payments and payoffs received on the sold potion of SBA loans, and therefore vary from quarter to quarter. The Bank’s average SBA loan portfolio serviced was $87.0 million in the third quarter of 2006 compared to $59.4 million for the same period last year. The serviced portfolio reflects SBA loan payoffs and volume of new sales during the period.

There can be no assurances that the SBA program will continue to generate significant amounts of other non-interest income in the future. Governmental actions may alter the SBA program at any time, which could have a negative impact on the Bank’s profits.

Non-Interest Expenses

For the third quarter of 2006, total non-interest expense of $5,396,000 increased 14.8% from $4,702,000 for the third quarter last year. The operating expenses in the third quarter were impacted by $629,000 of expenses which were associated with the Company’s proposed merger with Sterling Financial Corporation. The Company expects additional expenses to be incurred related to the proposed merger. The following table outlines the components of non-interest expense for the periods indicated:

(In thousands)	Three months Ended September 30,		Percentage
Expense Item	2006	2005	Change
Salaries & Employee Benefits	$3,273	$2,914	12.3%
Occupancy	544	501	8.6
Equipment	290	287	1.0
Advertising/Business Development/Donations	198	202	(2.0)
Outside Customer Services	85	113	(24.8)
Director & Shareholder expenses	83	141	(41.1)
Deposit and Other Insurance	149	130	14.6
Postage & courier expenses	82	96	(14.6)
Professional Fees	436	43	914.0
Stationery & Supplies	79	92	(14.1)
Telephone expense	53	62	(14.5)
Loan expenses	37	26	42.3
Other	87	95	(8.4)
TOTAL	$5,396	$4,702	14.8%

(In thousands)	Nine months Ended September 30,		Percentage
Expense Item	2006	2005	Change
Salaries & Employee Benefits	$9,505	$8,399	13.2%
Occupancy	1,569	1,403	11.8
Equipment	867	855	1.4
Advertising/Business Development/Donations	590	642	(8.1)
Outside Customer Services	259	283	(8.5)
Director & Shareholder expenses	314	476	(34.0)
Deposit and Other Insurance	414	392	5.6
Postage & courier expenses	292	299	(2.3)
Professional Fees	764	456	67.5
Stationery & Supplies	228	256	(10.9)
Telephone expense	160	173	(7.5)
Loan expenses	100	112	(10.7)
Other	334	339	(1.5)
TOTAL	$15,396	$14,085	9.3%

Certain categories of Bank expenses have increased as a result of Bank expansion and loan origination volumes. In May 2006, the Healdsburg branch opened and the Bank is currently working on a new branch in Novato, California.

The increase in salaries and employee benefits was impacted by an agreement to compensate Mr. Larry Sorensen, a former executive officer, $240,000 as severance upon his termination and to modify his stock option agreement to accelerate the vesting of his options, which resulted in an additional charge of $120,000. In the fourth quarter of 2005 the Bank implemented new cost recovery allocations based upon an updated study. This increased allocation reduced salaries when comparing to the third quarter of 2005. This benefit was offset by increased staff level, with the Bank’s full time equivalent employees (FTE) increasing to 184 at September 30, 2006, from 166 at September 30, 2005. New staff was hired for the new Healdsburg branch, and the Bank has also deployed additional staff to loan review and appraisal functions. The balance of the growth in staff occurred in IT and branch operations support staff. Personnel costs are also impacted by annual salary increases, incentives based upon production goals and changes in insurance and benefit costs. The salary continuation agreement between the Bank and Mr. David Titus, the Bank’s Senior Loan Officer, was modified in February 2006. The impact of the modification, which totaled $365,000, was recorded in the first and second quarters of 2006. In addition, the adoption of FASB 123(R) added $9,000 to compensation expense during this quarter for the cost of stock-based compensation to directors, officers and employees under the Company’s stock option plan.

Occupancy expenses increased due to the branch office expansion with the new office in Healdsburg. Occupancy expenses will continue to increase as and if the Bank continues to expand. Equipment costs were relatively unchanged when comparing this quarter to the third quarter of 2005.

Advertising, business development and donations decreased 2.0% as a result of changes implemented in an effort to control costs. Advertising activity varies depending upon the need to attract new deposits or the promotion of new branch locations. In 2005, the Bank opened two branches in Contra Costa County, a new geographic market for the Bank, which required additional promotional and business development activities. The new branch in Healdsburg which opened in May 2006 is in an existing market and benefits from existing marketing promotions.

Professional fees increased significantly to $436,000 for the quarter and $764,000 for the first nine months of 2006 compared to $43,000 and $456,000 for the same periods of 2005. This quarter the Company paid $269,000 in professional fees related to the proposed merger with Sterling Financial Corporation, including $204,000 to Sandler O”Neil & partners, L.P (Sandler) for financial advisory services rendered in connection with the proposed merger. Under the terms of its engagement letter with Sandler, the Company has also agreed to pay Sandler a fee equal to 1% of the aggregate consideration to be paid by Sterling upon consummation of the proposed merger. Audit or review services are contracted by the Audit Committee and are performed on a varying schedule, with most of the audit fees occurring during the first half of the year. The Company expects that audit, legal and consulting fees will continue to increase as we comply with SEC regulations and incur expenses related to the proposed merger.

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

Included in shareholder and director expenses are directors’ fees for attending Board, Loan Committee, ALCO, Executive Committee and Audit Committee meetings. The cost of the Company’s annual report, transfer agent fees and other costs of communicating with shareholders are also included in this expense category. During the third quarter there was a one time adjustment to reduce an accrual for director expenses to agree with updated estimates.

Loan expenses include the adjustment to the allowance for unfunded loan commitments. In the third quarter, the allowance was increased by $3,000 since the level of unfunded commitments was higher than previous periods. This allowance can vary rather significantly from period to period. Also included in this category are costs associated with problem loans and the use of contracted loan services to assist staff during periods of high loan production. During the third quarter of 2006, the Bank experienced higher loan origination and appraisal expenses than in the third quarter of 2005.

Other expenses decreased during the third quarter of 2006 to $87,000, compared to $95,000 for the same period last year. The decrease in other expenses during the third quarter of 2006 is primarily due to the reduction of the reserve for operating losses, since the Bank’s has historically had very few operating losses. Costs related to publications and subscriptions, business travel and operational losses are also included in this category.

Income Taxes

The effective tax rate was 41.1% for the third quarter of 2006, and 40.6% for the nine months ended September 30, 2006, compared to 41.0% and 41.1%, for comparable periods of 2005. This decrease in the effective tax rate largely results from the increased tax benefit associated with the “California enterprise zones” deduction. California’s taxable income is reduced by the net interest received on loans made to businesses located in designated enterprise zones. The enterprise zone deduction has benefited from the increasing interest rate environment, which has resulted in higher loan rates. The higher rate during the third quarter includes adjustments resulting from the true-up calculation of the 2005 estimated tax provision to the final numbers used in the 2005 tax returns which were filed in September 2006.

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

Cash and due from banks, federal funds sold and interest bearing deposits totaled $117.2 million or 8.6% of total assets at September 30, 2006, compared to $59.1 million or 4.8% of total assets at December 31, 2005. From December 31, 2005 to September 30, 2006 there was a substantial decrease in investment securities held for sale and a corresponding increase in federal funds sold. This reflects Asset and Liability Committee’s (ALCO) decision to invest the maturing investments in federal funds sold overnight. During the third quarter of 2006, the net cash provided by operating activities was $13.2 million. Net cash flows devoted to investing activities totaled $73.4 million (mainly in loans) and net cash flows received from financing activities totaled $118.3 million, which included borrowing from the FHLB and increased Bank deposits.

The Bank sold $10.1 million in SBA loans during the third quarter of 2006. The Bank also reduced borrowings from the Federal Home Loan Bank by $20.0 million. During the third quarter Bank deposits increased $51.0 million as a result of deposit campaigns. As a result of the inflow of deposits the Bank was able to fund the current loan growth and reduce its dependency on borrowings from the FHLB during this quarter.

The Bank considers the unsold guaranteed portion of 7(a) SBA loans as a secondary source of liquidity. Although we are not holding these for sale, there is an established market for these loans and a sale transaction can typically be completed within 30 days. As of September 30, 2006, the Bank held $105.9 million in SBA guaranteed loans, which could be sold for additional liquidity.

At September 30, 2006, the Bank had unused federal funds lines of credit totaling $26,000,000. The Bank also has a credit line with the Federal Home Loan Bank which is based upon the value of pledged collateral (investments and loans). At September 30, 2006, the Bank had collateral pledged that would allow the Bank to borrow up to $402.0 million. The FHLB will permit the Bank to borrow up to 35% of the Bank’s total assets provided that adequate collateral has been pledged to the FHLB. At September 30, 2006, the Bank had borrowed $274.4 million, which left $127.6 million available to borrow. Management believes this amount of secondary liquidity provides an important supplemental cushion for cash demands that may arise.

At present, the Company's primary sources of liquidity are from cash balances, interest on deposits, exercise of stock options and dividends from the Bank. The Bank's ability to pay dividends to the Company is subject to the restrictions of the national banking laws and, under certain circumstances, the approval of the Comptroller of the Currency. At September 30, 2006, the Company had non-interest and interest bearing cash balances of $11.0 million, which management believes are adequate to meet the Company's foreseeable operational expenses.

The Company and the Bank do not engage in hedging transactions or trading activities (interest rate futures, caps, swap agreements, etc.).

Deposits

During the third quarter of 2006, deposits increased $51.1 million to $962.1 million at September 30, 2006. The majority of this change occurred in time deposits. During the first nine months of 2006, deposit totals increased $74.1 million to $962.1 million, an increase of 8.3% over $888.0 million at December 31, 2005. The deposit growth generated by the new branches located in Walnut Creek, West Petaluma, Concord and Healdsburg in the third quarter provided $10.7 million in additional deposits. As the cost of wholesale deposits became competitive with local pricing the Bank also brought in $18.0 million in deposits.

The following table outlines the components of the Bank’s deposit portfolio on the dates indicated:

(in thousands)	September 30, 2006	December 31, 2005
Non-interest bearing demand deposits	$27,129	$80,808
Non-interest bearing savings deposits	67,175	0
Interest bearing transaction accounts	200,548	214,488
Time certificates, $100,000 and over	318,763	278,681
Other time certificates	348,506	314,050
Total	$962,121	$888,027

During the first quarter, the Bank began reclassifying interest and non-interest bearing demand deposits with certain transaction characteristics to a savings classification. This reclassification explains the significant differences shown above in non-interest bearing demand deposits and non-interest bearing savings deposits, when comparing December 31, 2005 to September 30, 2006. This reclassification of deposits was implemented to reduce the required reserves held at the Federal Reserve Bank on a daily basis. This change reduced our reserve requirement by approximately $6 million dollars and allowed the Bank to invest those funds that had previously been restricted due to the reserve requirement.

Demand deposits and interest bearing transaction account balances vary depending upon the activity of customers. Approximately 57.2% of these accounts are business accounts, the balances of which tend to be more volatile than consumer deposits balances. Money market accounts, which are included in interest bearing transaction accounts, are a limited transaction account with a discretionary rate set by management. The Bank has tried to remain competitive without offering the highest rates, which has made retention of these accounts more challenging as market rates increased. Many depositors continue to retain funds in transaction accounts rather than locking in time certificate rates even though rates on time certificates have improved. These funds are also more volatile and fluctuate during various business cycles.

Certificates of deposit totaled $667.3 million at September 30, 2006, an increase of 12.6% over $592.7 million at December 31, 2005. During the third quarter of 2006, certificate of deposit balances increased 10.9% from the $601.8 million reported at June 30, 2006. In an effort to control the increasing cost of deposits, time deposit pricing was targeted at retaining the majority of maturities during the second quarter, a period when 46.5% of the Bank’s time deposits matured. During the third quarter the Bank was more competitive in pricing time certificates. The Bank increased deposits by $18.0 million from an internet listing service during the third quarter when the cost of these deposit dropped to levels equal to or below rates offered in our current market area.

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

Loans

Loans, net of discounts and reserves, equaled $1,210.9 million at September 30, 2006 compared to $1,090.8 million at December 31, 2005, increasing 11.0% since December 31, 2005.

The following is an analysis of the loan portfolio.

Type of Loan (in thousands)	September 30, 2006	December 31, 2005
Real estate - mortgage	$971,505	$825,151
Real estate - construction	49,136	37,219
Commercial loans	203,181	234,841
Consumer installment loans	1,106	5,831
	1,224,928	1,103,042
Deferred loan fees and discount	(1,924)	(1,521)
Allowance for loan losses	(12,149)	(10,749)
TOTAL	$1,210,855	$1,090,772

The table above illustrates the Bank’s emphasis on commercial and real estate lending. At September 30, 2006, and December 31, 2005, commercial loans comprised 16.6% and 21.3%, respectively, of the Bank’s total loan portfolio. Construction and other real estate loans (combined) comprised 83.4% and 78.2% on those same dates. Management is aware of the risk factors in making commercial and real estate loans and is continuously monitoring the local marketplace as well as performing annual reviews of this portfolio.

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

At September 30, 2006, 98.2% or $1,202.9 million of the Bank’s loans, including real estate, commercial and a majority of the Bank’s SBA loans were secured by real estate as the principal source of collateral. The majority of commercial real estate term loans are amortized over 30 years with higher quality loans amortized for up to 40 years. Both 30 and 40 year amortizing loans typically reflect a 15 year maturity. Worsening of economic conditions, increasing vacancy rates, excessive new construction, and/or rising interest rates could have an adverse effect on the value of real estate securing these loans and could have an adverse impact on the financial condition of the Bank.

The SBA loan program has been a less popular loan product in the current competitive market. Most SBA loans are floating rate loans tied to the prime rate which has been increasing. In an effort to remain competitive with SBA loans, the Bank has offered prime based fixed rate SBA loans for a fixed period, which moves to a variable loan at a stated date. This has made SBA loans more competitive, but also less attractive for purchase in the secondary market until they move to a floating rate. At September 30, 2006 total SBA (7a) guaranteed loans equaled $172.8 million, of which $105.9 million was guaranteed by the SBA. The majority of the Bank’s SBA loans are secured by real estate; however, they are reported as commercial loans. SBA loans have the same underwriting requirements as the Bank’s other loans, except they are sometimes for longer terms (7 to 25 years) and have higher loan-to-value ratios than the Bank typically accepts. If a default on a SBA loan occurs the Bank shares proportionally in the collateral supporting the loan with the SBA, which guarantees the loan. The 7(a) program is now operating at a zero subsidy which should resolve the budget considerations at the Federal government level that previously disrupted the program. With a $16.5 billion dollar authorization level, the program is not expected to be disrupted by governmental limitations on funding. Major changes to the default rates and subsequent subsidy calculation could affect the Bank’s profitability and future SBA loan growth.

Construction loans totaled $49.1 million at September 30, 2006, up from $37.2 million at December 31, 2005. Construction loans are made to owner/occupied and owner/users of the properties and occasionally to developers with a successful history of developing projects in the Bank’s market areas. The construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the area and the market availability of conventional real estate financing to repay such construction loans. A decline in real estate values and/or demand could potentially have an adverse impact on this portion of the loan portfolio and on the earnings and financial condition of the Bank.

The Bank offers residential equity lines of credit on a limited basis. The Bank has a small portfolio of consumer loans which equaled 0.1% of the total loan portfolio at September 30, 2006 and 0.5% of the total loan portfolio at December 31, 2005.

Allowance for Loan Losses

The allowance for loan losses equaled $12,149,000 at September 30, 2006, compared to $10,749,000 at December 31, 2005. At September 30, 2006, the allowance for loan losses equaled 1.09% of loans (net of the guaranteed portion of SBA loans). The allowance for loan losses is reviewed on a monthly basis, based upon an allocation for each loan category, plus an allocation for any outstanding loans which have been classified by regulators or internally for the "Watch List". Each loan that has been classified is individually analyzed for the risk involved with a specific reserve allocation assigned according to the risk assessment.

At September 30, 2006, there was one borrower on non-accrual totaling $600,000 which are collateralized by real estate and $450,000 of the total guaranteed by the SBA. There were no loans past due 90 days or more which were still on accrual status. Loans past due 30 to 89 days totaled $4,224,000, all of which are collateralized by real estate. At December 31, 2005, the Bank had $618,000 in non-accrual loans and no loans past due 90 or more days and still accruing interest. Loans past due 30 to 89 days totaled $5,172,000 at December 31, 2005.

During the third quarter of 2006, there were no loans charged off and there were no recoveries on loans previously charged off. The Bank continues to have a low charge off experience compared to industry standards but there can be no assurances that this will continue or that the Bank will not experience loan losses. The following is an analysis of the activity in the allowance for loan losses during the quarter and nine months ended September 30, 2006:

(In thousands)	Three months ended September 30, 2006	Nine months ended September 30, 2006
Balance - Beginning of period	$11,699	$10,749
Provision for loan losses	450	1,400
Charge offs	-	-
Recoveries	-	-
Balance - End of period	$12,149	$12,149

Capital Resources

Pursuant to regulations under the FDIC Improvement Act of 1991 (FDICIA), five capital levels were prescribed as applicable for banks, ranging from well-capitalized to critically under-capitalized. At September 30, 2006, the Bank was considered "well capitalized."

The capital ratios for the Bank and the Company are presented in the following table.
	Sonoma National Bank		Northern Empire Bancshares
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Tier 1 leverage ratio	8.2%	7.9%	9.0%	8.8%
Tier 1 risk-based capital ratio	9.8%	9.9%	10.8%	11.0%
Total risk based capital ratio	10.9%	11.1%	11.9%	12.2%

The Company declared a 5% stock dividend on March 28, 2006, with a record date of May 1, 2006.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Bank’s financial performance is impacted by, among other factors, interest rate risk and credit risk. The Bank does not use derivatives to mitigate its credit risk, relying instead on underwriting standards, loan review and adequate loan loss reserves. See Allowance for Loan Losses. The Bank does not use derivatives to mitigate its interest rate risk. Interest rate risk is managed at the product level by structuring loan and deposit product offerings and pricing and structuring wholesale borrowings, such as Federal Home Loan Bank Advances, in a way that minimizes interest rate risk.

Interest rate risk is the risk of loss in value due to changes in interest rates. Since virtually all of the Company’s interest rate risk exposure lies at the Bank level, this risk is addressed by the Bank’s Asset Liability Committee (“ALCO”), which includes members of the Board of Directors and senior officers of the Bank. ALCO attempts to manage the various components of the Company’s balance sheet to minimize the impact of sudden and sustained changes in interest rates on portfolio values and net interest income.

A fundamental objective is to manage its assets and liabilities to maximize the economic value of the Bank while maintaining adequate liquidity and minimizing exposure to interest rate risk. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturity, pricing and mix with the goal of limiting its exposure to interest rate risk. The Bank’s profitability is dependent to a large extent upon its net interest income. The Bank is subject to interest rate risk to the degree that its interest-earning assets reprice at different speeds and different magnitudes than its interest-bearing liabilities, impacting the quantity of interest income earned and interest expense incurred.

Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by computing estimated changes in the net present value (NPV) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the present value of asset cash flows minus the present value of liability cash flows, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in interest rate sensitive assets, liabilities and instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 and 200 basis points. The Bank has no trading securities.

On a monthly basis, management prepares an analysis of interest rate exposure. Such analysis calculates the change in net interest income given a change in general interest rates of 100 and 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income assuming a stable rate environment. Additionally, the analysis calculates the change in the value of the Bank’s equity by discounting cash flows associated with the Bank’s assets and liabilities. The following table summarizes the simulated change in net interest income based on the next twelve months given a change in general interest rates of 100 and 200 basis points up or down.

Change in Interest Rate (basis points)	Estimated Net Interest Income (in thousands)	Estimated Change in Net Interest Income (in thousands)
+200	$44,618	($1,461)
+100	45,637	(443)
Base Scenario	46,080	-
-100	46,481	401
-200	46,948	868

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

The following schedule represents interest rate sensitivity profile as of September 30, 2006, of assets, liabilities and shareholders' equity classified by earliest possible repricing opportunity or maturity date.

Balance Sheet (in thousands)	Through 3 months	Over 3 months through 1 year	Over 1 year through 5 years	Non-rate Sensitive or Over 5 years	Total
Assets
Fed funds sold & certificates of deposit	$95,008	$1,773	$297		$97,078
Investment securities		1,087		$15,202	16,289
Loans (net of discounts)	471,256	252,034	103,187	396,527	1,223,004
Non-interest-earning assets (net of allowance for loan losses)				28,985	28,985
	$566,264	$254,894	$103,484	$440,714	$1,365,356
Liabilities & Shareholders’ Equity
Time Deposits $100,000 and over	$63,709	$226,176	$28,878		$318,763
All other interest-bearing liabilities	499,203	325,853	65,391	$190	890,637
Non-interest bearing liabilities				34,450	34,450
Shareholders' Equity				121,506	121,506
	$562,912	$552,029	$94,269	$156,146	$1,365,356
Interest Rate Sensitivity (1)	$3,352	($297,135)	$9,215	$284,568
Cumulative Interest Rate Sensitivity	$3,352	($293,783)	($284,568)	$0

(1)	Interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities within the above time frames.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Company, which is required to be included in the Company's periodic Securities and Exchange Commission filings. No change in internal control over financial reporting, as defined in Securities and Exchange Act Rule 13a-15(f), occurred during the fiscal quarter ended September 30, 2006, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None other than in the ordinary course of business.

Item 1A. Risk Factors

Management has reviewed the risk factors disclosed in its 2005 Form 10K filed on March 16, 2006. We do not believe that there have been any material changes in the risk factors previously disclosed in our 2005 Form 10-K. Please refer to the risk factors included under the section “Forward-looking statements” in Part 1, Item 2 above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits:

(3) (i)
Restated Articles of Incorporation, as amended through December 1, 2003 (filed as Exhibit (3)(d) to the Corporation’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, file number 2-9116, and incorporated herein by this reference).

(ii)
Secretary’s Certificate of Amendment to the Bylaws of the Corporation and revised Bylaws (filed as Exhibit (3)(b) to the Corporation's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004 and incorporated herein by this reference).

(10) (a)	Severance Agreement between Northern Empire Bancshares and Larry V. Sorensen dated September 29, 2006.

(10) (b)	Amended Executive Salary Continuation Agreement between Sonoma National Bank and Deborah A. Meekins dated February 14, 2006.

(10) (c)	Amended Executive Salary Continuation Agreement between Sonoma National Bank and David Titus dated February 14, 2006.

(10) (d)	Engagement Letter between Sandler O’Neill and Northern Empire Bancshares dated January 6, 2006.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN EMPIRE BANCSHARES

Date:	November 7, 2006

/s/ Deborah A. Meekins		/s/ Jane M. Baker
Deborah A. Meekins		Jane M. Baker
President and Chief Executive Officer		Chief Accounting Officer